Form 10-Q
period 1995-09-30
AMERALIA INC
filed 1995-11-20
CIK 811419

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549


                                     FORM 10-Q


               Quarterly Report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995
                           Commission File No. 0-15474







                                 AMERALIA, INC.
              -----------------------------------------------------
               (Exact name of Company as specified in its charter)









              1155 KELLY JOHNSON BLVD., COLORADO SPRINGS, CO 80902
              -----------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (719) 260 6011
              ---------------------------------------------------
                (Company's telephone number, including area code)


                               A Utah Corporation
                  I.R.S. Employer Identification No. 87-0403973



Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

The number of shares outstanding of the Company's $.01 par value common stock as of October 26, 1995 was 2,609,756. Shares of preference stock, $.05 par value, outstanding as of October 26, 1995: 720,496.

                                 AMERALIA, INC.


                               INDEX TO FORM 10-Q



                                                                 Page
                                                                 ----
PART I:   FINANCIAL INFORMATION


Item 1:   Financial Statements

          Consolidated Balance Sheets - September 30,
          1995 and June 30, 1995                                 1-2

          Consolidated Statements of Operations for
          the Quarters ending September 30, 1995 & 1994            3

          Consolidated Statements of Cash Flows for
          the Quarters ending September 30, 1995 & 1994            4

          Notes to Consolidated Financial Statements               5


Item 2:   Management's Discussion and Analysis of
          Financial Condition and Results
          of Operations.                                           6


PART II:  OTHER INFORMATION

Item 1:   Legal Proceedings                                        7

Item 2:   Changes in Securities                                    7


SIGNATURE                                                          7

                                  AMERALIA INC

                           CONSOLIDATED BALANCE SHEETS

                       Amounts in Thousands of Dollars ($)

                                              Sept 30     June 30
                                                1995        1995
                                            (Unaudited)  (Audited)
                                            -----------   -------
ASSETS
------

Current Assets:

  Cash at bank                                 $     -   $     5
  Accounts receivable                                -         5
  Prepayments                                       75         -
  Related party receivables                          8        28
  Net realizable value of
    notes receivable - current                     187       300
  Note receivable, net                             139       139
                                               -------   -------

Total Current Assets:                          $   409   $   477

Non Current Assets:

  Lease exploration & development costs          2,098     2,060
  Investment in Rural Investment Trust             440       413
  Property & equipment                              32        35
                                               -------    -------

Total Assets:                                  $ 2,979   $ 2,985
                                               -------   -------
                                               -------   -------










                              (Continued over page)

                                  AMERALIA INC

                           CONSOLIDATED BALANCE SHEETS

                       Amounts in Thousands of Dollars ($)

                                              Sept 30    June 30
                                                1995       1995
                                            (Unaudited) (Audited)
                                             ---------   -------
LIABILITIES & SHAREHOLDERS' FUNDS
---------------------------------

Current liabilities:

  Accounts payable                             $   295   $   261
  Due to related parties                            89       116
  Notes payable - current portion                  837       821
  Interest payable                                 351       341
                                               -------   -------

  Total Current Liabilities                      1,572     1,539
                                               -------   -------

Other liabilities

  Notes payable - long term                         12        14
                                               -------   -------

Total other liabilities:                            12        14
                                               -------   -------

Total liabilities                                1,584     1,553
                                               -------   -------


Commitments and contingent liabilities               -         -

SHAREHOLDERS' EQUITY
--------------------

  Preferred stock, US$0.05 par value;
   1,000,000 authorized; 718,416 issued
   at Sept 30 and June 30, 1995:                    36        36
  Common stock, US$.01 par value;
    100,000,000 shares authorised;
    Issued @ Sept 30 and
    Jun 30, 1995: 2,609,756:                        26        26
  Additional paid in capital                     7,944     7,944
  Accumulated deficit                           (6,734)   (6,697)
  Foreign currency translation adjustment          123       123
                                               -------   -------

Total Shareholders' Funds:                     $ 1,395   $ 1,432
                                               -------   -------
Total Liabilities & Shareholders' Equity:      $ 2,979   $ 2,985
                                               -------   -------
                                               -------   -------

                                  AMERALIA INC

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       Amounts in Thousands of Dollars ($)
                                   (Unaudited)

                                                 Qtr       Qtr
                                               ending    ending
                                               Sept 30   Sept 30
                                                 1995     1994
                                               -------   -------
REVENUES

  Interest                                     $     -   $    11
                                               -------   -------

Total Revenues from Operations:                      -        11
                                               -------   -------

EXPENSES

  General & administrative                          80       122
  Depreciation & amortisation                        3         3
  Interest paid                                     33        17
                                               -------   -------
Total Expenses:                                    116       142
                                               -------   -------

LOSS FROM OPERATIONS                              (116)     (131)
                                               -------   -------

OTHER INCOME/(EXPENSES)

  Foreign Currency gain/(loss)                      79        (1)
  Loss on disposal of asset                          -        (1)
                                               -------   -------

NET INCOME /(LOSS)                             $   (37)  $  (133)
                                               -------   -------


  Net loss per share                           $ (.014)  $ (.056)

  Weighted average
  number of shares ('000)                        2,610     2,378

                                  AMERALIA INC

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                       Amounts in Thousands of Dollars ($)
                                     (Unaudited)

                                                  Qtr      Qtr
                                                ending   ending
                                                Sept 30  Sept 30
                                                 1995     1994
                                                ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                                      ($37)    ($133)

  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                     3         3
    Exchange (gain) loss                           (79)        1
    (Increase) decrease in:
      Accounts receivable                            5         5
      Notes receivable                               -        (5)
      Interest receivable                            -        (6)
      Related party receivables                     20       (20)
      Prepayments                                  (75)        -
    Increase (decrease) in:
      Accounts payable                              34        53
      Notes payable - short-term                   (15)      106
      Due to related parties                       (27)     (23)
      Interest payable                              31        16
                                               -------   -------

Net cash used in operating activities             (140)       (3)
                                               -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in Rock School Lease development      (38)      (86)
  Cash received from notes receivable              113         -
                                               -------   -------

Cash flows from investing activities                75       (86)
                                               -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash received from loan proceeds                  62         -
  Cash payments on loans                            (2)        -
  Receipt of subscriptions receivable                -        78
                                               -------   -------

Cash flows from financing activities                60        78
                                               -------   -------

NET INCREASE (DECREASE) IN CASH                     (5)      (11)

Cash at beginning of period                          5        23
                                               -------   -------

Cash at end of period                          $     -   $    12
                                               -------   -------
                                               -------   -------

                                 AMERALIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (Amounts in US Dollars, $)


Note 1. - Basis of Presentation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1996. These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1995.

                                 AMERALIA, INC.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                           (Amounts in US Dollars, $)


LIQUIDITY AND CAPITAL RESOURCES


During the quarter the Company received $113,000 from the repayment of one of its notes receivable, $62,000 as proceeds from the issuance of short term notes payable and a further $34,000 being the net increase in accounts payable. Funds were applied, principally, to the continuing development of the Company's investment in the Rock School Lease($113,000), to repay notes ($15,000) and to funding the Company's operating loss for the quarter.

Throughout the Company's development, funding requirements have been met through the Company's capacity to raise funds from additional equity and the issuance of short term notes payable. The Company has been successful since the end of the quarter in attracting further equity investment in the amount of $2.08 million as discussed more fully in the Company's Annual Report on Form 10K for the fiscal year ended June 30, 1995.

The Company is also engaged in discussions with the THG Partnership, a related party as discussed more fully in the Company's Annual Report on Form 10K, with a view to settling the debt and interest accrued, due to NZI Securities Australia Ltd., for consideration which may comprise in part a stock issuance. The total debt and interest was approximately $771,000 at September 30, 1995.


RESULTS OF OPERATIONS

The Company's loss from operations for the quarter was $37,000 compared with $133,000 for the same quarter for the previous year. The biggest influence on the difference was a foreign currency gain of $79,000 compared with a $1,000 loss in the previous quarter. The foreign currency gain was due to the strengthening Australian dollar during the quarter. Otherwise the loss before the foreign currency changes was $116,000 compared with $131,000 in the previous period.

IMPACT OF INFLATION

     The Company believes that its activities are not materially affected by inflation.


EXCHANGE RATE

     At September 30, 1995, US$ = A$1.325


PART II:  OTHER INFORMATION

Item 1:   Legal Proceedings

          None.

Item 2:   Changes in Securities

          None.




                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          AMERALIA, INC.





          By:/s/ Robert van Mourik
             ---------------------
             Robert van Mourik
             Executive Vice President,
             Chief Financial Officer
             Signing on behalf of the Registrant as principal
             financial and accounting officer.

          Date:   14 November 1995