Form 10-Q
period 1995-12-31
AMERALIA INC
filed 1996-02-20
CIK 811419

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

/X/          Quarterly Report pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934

                 FOR THE QUARTER ENDED DECEMBER 31, 1995

                                      OR

/ /       Transition Report pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

            For the transition period from          to

                         Commission File No. 0-15474

                               AMERALIA, INC.
    ----------------------------------------------------------------------
             (Exact name of Company as specified in its charter)

            1155 KELLY JOHNSON BLVD., COLORADO SPRINGS, CO 80920
    ----------------------------------------------------------------------
                  (Address of Principal Executive Offices)

                               (719) 260 6011
    ----------------------------------------------------------------------
              (Company's telephone number, including area code)

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

The number of shares outstanding of the Company's $.01 par value common stock as of February 1, 1996 was 2,693,271. Shares of preference stock, $.05 par value, outstanding as of February 1, 1996: 898,996.

                                 AMERALIA, INC.

                               INDEX TO FORM 10-Q

                                                              Page
PART I:  FINANCIAL INFORMATION                                ----

Item 1:  Financial Statements

         Consolidated Balance Sheets -- December 31,
         1995 and June 30, 1995                                1

         Consolidated Statements of Operations for
         the Quarters and Half Years ending December 31,
         1995 & 1994                                           3

         Consolidated Statements of Cash Flows for
         the Half Years ending December 31, 1995 & 1994        4

         Notes to Consolidated Financial Statements            5

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.        6


SIGNATURE                                                      8

                                  AMERALIA INC

                          CONSOLIDATED BALANCE SHEETS

                      Amounts in Thousands of Dollars ($)

                                                     Dec 31        June 30
                                                      1995           1995
                                                   (Unaudited)   (Unaudited)
                                                   -----------   -----------
ASSETS

Current Assets:

  Cash at bank                                             7             5
  Accounts receivable                                     --             5
  Prepayments                                             37            --
  Related party receivables                               17            28
  Net realizable value of notes
   receivable -- current                                  87           300
  Note receivable -- net                                 139           139
                                                     -------       -------
Total Current Assets:                                $   287        $  477

Non Current Assets:

  Lease exploration & development costs                2,149         2,060
  Investment in Rural Investment Trust                   431           413
  Property and equipment                                  31            35
                                                     -------       -------
Total Assets:                                        $ 2,898       $ 2,985
                                                     -------       -------
                                                     -------       -------


                             (Continued over page)

                                  AMERALIA INC

                          CONSOLIDATED BALANCE SHEETS

                      Amounts in Thousands of Dollars ($)

                                                     Dec 31        June 30
                                                      1995           1995
                                                   (Unaudited)   (Unaudited)
                                                   -----------   -----------
LIABILITIES & SHAREHOLDERS' FUNDS

Current liabilities:

  Accounts payable                                        66           261
  Due to related parties                                  11           116
  Notes payable -- current portion                       812           821
  Interest payable                                       335           341
                                                     -------       -------
Total Current Liabilities                            $ 1,224       $ 1,539

Other liabilities

  Notes payable -- long term                              14            14
                                                     -------       -------
Total other liabilities                                   14            14
                                                     -------       -------
Total Liabilities:                                   $ 1,238       $ 1,553

Commitments and contingent liabilities                    --            --

SHAREHOLDERS' EQUITY

  Preferred stock, US$0.05 par value; 1,000,000
   authorized; 718,996 and 718,416 issued at
   December 31 and June 30, 1995:                         36            36
  Common stock, US$.01 par value; 100,000,000
   shares authorized; Issued @ Dec 31, 1995 and
   @ June 30, 1995: 2,609,759:                            26            26
  Additional paid in capital                           8,524         7,944
  Accumulated deficit                                 (7,049)       (6,697)
  Foreign currency translation adjustment                123           123
                                                     -------       -------
Total Shareholders' Funds:                           $ 1,660       $ 1,432
                                                     -------       -------
Total Liabilities and Shareholders' Equity:          $ 2,898       $ 2,985
                                                     -------       -------
                                                     -------       -------

                                  AMERALIA INC

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      Amounts in Thousands of Dollars ($)
                                  (Unaudited)

                                                   Quarter      Quarter     Half year    Half year
                                                   ending       ending        ending       ending
                                                   Dec 31       Dec 31        Dec 31       Dec 31
                                                    1995         1994          1995         1994
                                                   -------      -------     ---------    ---------
REVENUES

  Interest                                             --           --           --           11
                                                   -------      -------     ---------    ---------
Total Revenues from operations:                    $   --       $   --      $    --      $    11

EXPENSES

  General and administrative                          168          285          248          408
  Depreciation and amortization                         3            3            6            7
  Interest paid                                        39           35           72           52
                                                   -------      -------     ---------    ---------
Total Expenses:                                    $  210       $  323      $   326      $   467

INCOME/(LOSS) from operations                      $ (210)      $ (323)     $  (326)     $  (456)

  Loss on disposal of assets                           --           --           --           (1)
  Foreign currency gain/(loss)                        (82)          19           (3)          18
                                                   -------      -------     ---------    ---------
NET INCOME/(LOSS)                                  $ (292)      $ (304)     $  (329)     $  (439)
                                                   -------      -------     ---------    ---------

  Net loss per share                               $(0.11)      $ (.13)     $ (0.13)     $  (.18)

  Weighted average number of shares ('000)          2,609        2,380        2,609        2,380

                                  AMERALIA INC

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                      Amounts in Thousands of Dollars ($)
                                  (Unaudited)

                                                       Half year     Half year
                                                        ending        ending
                                                        Dec 31        Dec 31
                                                         1995          1994
                                                       ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                            $ (329)       $ (439)
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation                                             6             7
    Exchange (gain) loss                                     3           (18)
    (Increase) decrease in:
      Accounts receivable                                    5             5
      Prepayments                                          (37)           --
      Notes receivable                                     227            95
      Related parties receivables                           11           (10)
      Interest receivable                                   --            (6)
    Increase (decrease) in:
      Bank overdraft                                        --             2
      Accounts payable                                    (194)         (140)
      Notes payable -- short-term                           25           318
      Due to related parties                              (105)          (11)
      Interest payable                                     (19)           36
                                                        ------        ------

Net cash used in operating activities                     (407)         (161)

CASH FLOWS FROM INVESTING ACTIVITIES
  Lease exploration and development expenditure            (89)          (97)
  Purchase of office equipment                              (2)           --

Cash flows from investing activities                       (91)          (97)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of preferred stock                              580            --
  Issuance of common stock                                  --           159
  Receipt of subscriptions receivable                       --            78
  Dividends paid                                           (23)           --
  Cash received from loan proceeds                          --           145
  Cash payments on loans                                   (57)         (147)
                                                        ------        ------

Cash flows from financing activities                       500           235

NET INCREASE (DECREASE) IN CASH                              2           (23)

Cash at beginning of period                                  5            23
                                                        ------        ------
Cash at end of period                                   $    7        $   --
                                                        ------        ------
                                                        ------        ------

                                 AMERALIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      As at December 31 and June 30, 1995
             and for the Periods ended December 31, 1995 and 1994

NOTE 1.   MANAGEMENT ADJUSTMENTS

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's June 30, 1995 Annual Report on Form 10-K. The results of operations for the periods ended December 31, 1995 and 1994 are not necessarily indicative of operating results for the full years.

    The Consolidated Financial Statements and other information furnished herein reflect all adjustments which are, in the opinion of management of the Registrant, necessary for a fair presentation of the results of the interim periods covered by this report.

                                 AMERALIA, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                            (Amounts in Dollars, $)

LIQUIDITY AND CAPITAL RESOURCES

In October, 1995 the company received an application for an issue of preferred stock to the value of $2 million from its major stockholder. The Company received the first $500,000 of this amount in October and the Company has an agreement with the stockholder for the receipt of the balance as expenditures are incurred in drilling a core hole on the Company's Rock School Lease. A further $180,000 was received in January, 1996 and another $450,000 is expected in February, 1996. In addition, another $80,000 accompanied an additional application for preferred stock from another, existing stockholder. These stock subscriptions have substantially alleviated the Company's liquidity difficulties and will enable the Company to progress its investment in the Rock School Lease with the preparation of a comprehensive business plan for the purpose of seeking funding for the construction of an operating plant. Effective January 1, 1996 the Company has also received confirmation from the Bureau of Land Management of its assignment of the Rock School Lease, thereby finalizing the transfer of the lease ownership to the Company.

In addition, the Company received $187,000 from the partial repayment of its notes receivable held with an Australian, rural based institution and raised another $65,000 from the issuance of short term notes payable. Funds were used to repay accounts payable. Funds were used to repay accounts payable ($194,000), liabilities to related parties ($105,000), notes payable ($57,000) and to further the Company's investment in the Rock School Lease ($89,000). Management is continuing its discussions with The THG Partnership, a related party, which holds a note payable by the Company and believes an agreement on the settlement of this significant liability will be reached soon. This matter is discussed more fully in the Company's Annual Report on Form 10K.

Throughout the Company's development, funding requirements have been met through the Company's capacity to raise funds from additional equity and the issuance of short term notes payable. Management is presently engaged in discussions with prospective investors and lending institutions with a view to raising additional capital, although at the date of this report, these discussions have not come to fruition. In order to conduct mining operations on its lease, the Company will require large amounts of capital, significantly greater than the existing resources of the Company and there is no assurance that this funding can be obtained.

RESULTS OF OPERATIONS

The Company's loss from operations for the half year was $329,000 compared with $439,000 for the same period in the previous year. The reduction is due primarily to a provision made in the prior period in anticipation that the notes receivable held with Australian institutions might not be fully recoverable. During the current period a significant recovery was made from these notes and no further provisions have been made. The Company is now obliged to pay royalties and consulting fees to E. E. Kinder Co., an unaffiliated party which was the previous owner of the Rock School Lease. Together, these payments represent a minimum of $100,000 per year.

The Company's results are affected by movements of the Australian dollar relative to the United States dollar. However, the net effect of currency movements throughout the half year has been nearly negligible.

IMPACT OF INFLATION

The Company believes that its activities are not materially affected by inflation.

EXCHANGE RATE

At December 31, 1995, US$ = A$1.35.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AMERALIA, INC.

February 19, 1996                      By: /s/ Robert van Mourik
                                           ------------------------
                                           Robert van Mourik
                                           Executive Vice President, Chief
                                           Financial Officer and principal
                                           financial and accounting officer.