Form 10-Q
period 1996-03-31
AMERALIA INC
filed 1996-05-16
CIK 811419

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q


[X]       Quarterly Report pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934

                     FOR THE QUARTER ENDED MARCH 31, 1996

                                      OR

[ ]       Transition Report pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                 For the transition period from      to

                           Commission File No. 0-15474





                                 AMERALIA, INC.
              --------------------------------------------------
              (Exact name of Company as specified in its charter)




              1155 KELLY JOHNSON BLVD., COLORADO SPRINGS, CO 80920
              ----------------------------------------------------
                    (Address of Principal Executive Offices)


                                  (719) 260 6011
                -------------------------------------------------
                (Company's telephone number, including area code)


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

The number of shares outstanding of the Company's $.01 par value common stock as of May 1, 1996 was 2,693,271. Shares of preference stock, $0.05 par value, outstanding as of May 1, 1996 was 719,626.

                                 AMERALIA, INC.


                               INDEX TO FORM 10-Q



                                                            PAGE
                                                            ----
PART I:   FINANCIAL INFORMATION


Item 1:   Financial Statements

          Consolidated Balance Sheets - March 31,
          1996 and June 30, 1995                               1

          Consolidated Statements of Operations for
          the Quarters and Nine Months
          ending March 31, 1996 & 1995                         3

          Consolidated Statements of Cash Flows for
          the Nine Months ending March 31, 1996 & 1995         4

          Notes to Consolidated Financial Statements           5

Item 2:   Management's Discussion and Analysis of
          Financial Condition and Results
          of Operations.                                       6




SIGNATURE                                                      9

                                  AMERALIA INC

                           CONSOLIDATED BALANCE SHEETS

                       Amounts in Thousands of Dollars ($)

                                                   Mar 31      June 30
                                                    1996        1995
                                                (Unaudited)   (Audited)
                                                -----------   ---------
ASSETS

Current Assets:

  Cash at bank                                    $  172       $    5
  Accounts receivable                                  -            5
  Related party receivables                           44           28
  Net realizable value of
    notes receivable - current                       105          300
  Note receivable - net                              139          139
                                                  ------       ------
Total Current Assets:                             $  460       $  477

Non Current Assets:

  Lease exploration & development costs            2,500        2,060
  Investment in Rural Investment Trust               460          413
  Property & equipment                                28           35
                                                  ------       ------
Total Assets:                                     $3,448       $2,985
                                                  ------       ------
                                                  ------       ------



                              (Continued over page)

                                  AMERALIA INC

                           CONSOLIDATED BALANCE SHEETS

                       Amounts in Thousands of Dollars ($)

                                                   Mar 31      June 30
                                                    1996        1995
                                                (Unaudited)   (Audited)
                                                -----------   ---------
LIABILITIES & SHAREHOLDERS' FUNDS

Current liabilities:

  Accounts payable                                $  128        $  261
  Due to related parties                              26           116
  Notes payable - current portion                    840           821
  Interest payable                                   349           341
                                                  ------        ------

  Total Current Liabilities                       $1,343        $1,539

Other liabilities

  Notes payable - long term                           13            14
                                                  ------        ------

Total other liabilities                               13            14
                                                  ------        ------

Total Liabilities:                                $1,356        $1,553

Commitments and contingent liabilities                 -             -

SHAREHOLDERS' EQUITY

  Preferred stock, US$0.05 par value;
    1,000,000 authorized; 719,626 issued
    at March 31, 1996 and 717,666
    at June 30, 1995                                  36           36
  Common stock, US$.01 par value;
    100,000,000 shares authorised;
    Issued at Mar 31, 1996: 2,693,271;
    Issued at June 30, 1995: 2,609,756:      2        27           26
  Additional paid in capital                       9,130        7,944
  Accumulated deficit                             (7,224)      (6,697)
  Foreign currency translation adjustment            123          123
                                                 -------       ------

Total Shareholders' Funds:                       $ 2,092       $1,432
                                                 -------       ------

Total Liabilities & Shareholders' Equity:        $ 3,448       $2,985
                                                 -------       ------
                                                 -------       ------

                                  AMERALIA INC

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       Amounts in Thousands of Dollars ($)
                                   (Unaudited)

                                   QTR     QTR      NINE MTHS    NINE MTHS
                                 ENDING    ENDING     ENDING       ENDING
                                 MAR 31    MAR 31     MAR 31       MAR 31
                                  1996      1995       1996         1995
                                 ------    ------   ---------    ---------
REVENUES
  Rural Investment Trust              9         4         9             4
  Interest                            1         -         1            11
                                  -----     -----     -----         -----
Total Revenues from operations:   $  10     $   4     $  10         $  15


EXPENSES

  General & administrative          151        81       400           489
  Depreciation & amortization         3         3         9            10
  Interest paid                      33        27        96            79
                                  -----     -----     -----         -----
Total Expenses:                   $ 187     $ 111     $ 505         $ 578

INCOME/(LOSS) from operations     $(177)    $(107)    $(495)        $(563)

  Loss on disposal of assets          -         -         -            (1)
  Foreign currency gain/(loss)      (30)      (12)      (32)            6
                                  -----     -----     -----         -----
NET INCOME /(LOSS)                $(207)    $(119)    $(527)        $(558)
                                  -----     -----     -----         -----



  Net loss per share             $(0.08)    $(.05)   $(0.20)        $(.23)

  Weighted average
  number of shares ('000)         2,652     2,454     2,652         2,454

                                  AMERALIA INC

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       Amounts in Thousands of Dollars ($)
                                   (Unaudited)

                                                       NINE MTHS    NINE MTHS
                                                        ENDING       ENDING
                                                        MAR 31       MAR 31
                                                         1995         1994
                                                       ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $ (527)       $(558)
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                            9           10
    Exchange (gain) loss                                   32           (6)
    (Increase) decrease in:
      Accounts receivable                                   5            5
      Notes receivable                                    210           86
      Related parties receivables                         (16)           1
      Interest receivable                                   -           (6)
    Increase (decrease) in:
      Bank overdraft                                        -            6
      Accounts payable                                   (133)        (131)
      Notes payable - short-term                          (36)         385
      Due to related parties                              (90)         (16)
      Interest payable                                    (31)          63
                                                       ------        -----

Net cash used in operating activities                    (577)        (161)

CASH FLOWS FROM INVESTING ACTIVITIES
  Lease exploration & development expenditure            (440)         (97)
  Purchase of plant & equipment                            (2)           -
                                                       ------        -----

Cash flows from investing activities                     (442)         (97)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of preferred stock                           1,210            -
  Issuance of common stock                                126          270
  Payment of dividends                                   (149)        (111)
  Receipt of subscriptions receivable                       -           78
  Cash received from loan proceeds                                     145
  Cash payments on loans                                   (1)        (147)
                                                       ------        -----

Cash flows from financing activities                    1,186          235

NET INCREASE (DECREASE) IN CASH                           167          (23)

Cash at beginning of period                                 5           23
                                                       ------        -----

Cash at end of period                                  $  172        $   -
                                                       ------        -----
                                                       ------        -----

                                 AMERALIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     As at March 31, 1996 and June 30, 1995
                and for the Periods ended March 31, 1996 and 1995


NOTE 1.   MANAGEMENT ADJUSTMENTS

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's June 30, 1995 Annual Report on Form 10-K. The results of operations for the periods ended March 31, 1996 and 1995 are not necessarily indicative of operating results for the full years.

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

                                 AMERALIA, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                             (Amounts in Dollars, $)

LIQUIDITY AND CAPITAL RESOURCES

In October, 1995 the company received an application for an issue of preferred stock to the value of $2 million from its major stockholder. By end March, 1996 the Company had received $1,130,000 and, subsequently, an additional $100,000 of these funds. The Company has an agreement with the stockholder for the receipt of the balance as expenditures are incurred in advancing the development of the Company's Rock School Lease. During the quarter a core hole was drilled in accordance with the requirements of the Bureau of Land Management. Also in October, another $80,000 was subscribed for an additional application for preferred stock from another, existing stockholder. These stock subscriptions have substantially alleviated the Company's liquidity difficulties and will enable the Company to progress its investment in the Rock School Lease with the preparation of a comprehensive business plan for the purpose of seeking funding for the construction of an operating plant. Effective January 1, 1996 the Company has also received confirmation from the Bureau of Land Management of its assignment of the Rock School Lease, thereby finalizing the transfer of the lease ownership to the Company.

In addition, the Company received $195,000 from the partial repayment of its notes receivable held with an Australian, rural based institution and raised another $19,000 from the issuance of short term notes payable. Funds were used to repay accounts payable ($133,000) and liabilities to related parties ($90,000) but primarily to further the Company's investment in the Rock School Lease ($440,000). Management is continuing its discussions with The THG Partnership, a related party, which holds a note payable by the Company and has reached an agreement in principle for the settlement of this significant liability. Finalization of this transaction is expected in the near future. This matter is discussed more fully in the Company's Annual Report on Form 10K. Management has also continued its negotiations with the Australian holders of notes payable to the Company. Management has chosen to not record the interest received on these notes because of the uncertainty associated with their collection but is anticipating the balance of these notes will also be recovered soon.

During the period ended March, 1996 the Company has also paid dividends on Series A, B & D preferred stock in an amount totalling $124,765, but in accordance with the statements of preferences has fullfilled its obligations through the issuance of shares of common stock.

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

RESULTS OF OPERATIONS

The Company's loss from operations for the period ended March, 1996 was $527,000 compared with $558,000 for the same period in the previous year. The reduction is due primarily to a provision made in the prior period in anticipation that the notes receivable held with Australian institutions might not be fully recoverable. During the current period a significant recovery was made from these notes and no further provisons have been made. The Company is now obliged to pay royalties and consulting fees to E. E. Kinder Co., an unaffiliated party which was the previous owner of the Rock School Lease. Together, these payments represent a minimum of $100,000 per year.

The Company's results are affected by movements of the Australian dollar
relative to the United States dollar.   The net foreign currency loss for the
nine months was $32,000 compared with a gain of $6,000 for the prior period. The net loss is due to the strengthening Australian dollar against the United States dollar as the Company is indebted in Australian dollars in an amount greater than the value of Australian assets it owns.

IMPACT OF INFLATION

The Company believes that its activities are not materially affected by inflation.

EXCHANGE RATE

At March 31, 1996, US$ = A$1.27.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AMERALIA, INC.



May 13, 1996                     By:  /s/ Robert van Mourik
                                 -----------------------------------------
                                 Robert van Mourik
                                 Executive Vice President, Chief Financial
                                 Officer and principal financial and
                                 accounting officer.