Form 10-K
period 1996-06-30
AMERALIA INC
filed 1996-11-27
CIK 811419

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K
(Mark one)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Fiscal Year Ended June 30, 1996
OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

Commission File No.    0-15474


                                   AMERALIA, INC.
                 ---------------------------------------------------
                 (Exact name of Company as specified in its charter)

          UTAH                                                 87-0403973
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

              1155 KELLY JOHNSON BLVD, #111, COLORADO SPRINGS, CO 80902
              ---------------------------------------------------------
                       (Address of Principal Executive Offices)

Company's telephone number, including area code:   (719) 260-6011

Securities registered pursuant to Section 12(b) of the Act: None.

Securities to be registered pursuant to Section 12(g) of the Act:

                            COMMON STOCK - $.01 PAR VALUE
                            -----------------------------
                                   (Title of Class)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES /X/   NO / /

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be included herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ X ]

Shares of common stock, $.01 par value, outstanding as of September 10, 1996:
2,892,601. Aggregate market value of the voting stock held by non-affiliates of the Company as of September 10, 1996 was approximately $3,000,000. The estimate is based on an average of bid and ask price per share and 1,493,500 shares estimated to be held by non-affiliates. Shares of preference stock, $.05 par value, outstanding as of September 10, 1996: 720,496.

                                        PART I

ITEM 1.  BUSINESS

(A) GENERAL DEVELOPMENT OF THE BUSINESS

    AmerAlia, Inc. (the "Company") was originally incorporated under the laws of the State of Utah on June 7, 1983, as Computer Learning Software, Inc. After a change in control of the Company in January, 1984, the Company has been primarily engaged in establishing a chemical business in the manufacture of sodium bicarbonate and related products in Colorado, United States. It also acquired various investments in Australia which have since been sold. The majority of the Company's Management are citizens of Australia. All dollar amounts in this report are in United States dollars ($) unless specifically referenced as Australian dollars (A$).

    On January 19, 1993 the Company effected a reverse split of its common stock of 40 to 1. All shares numbers hereinafter stated have been adjusted to reflect the effect of the reverse split.

    On November 15, 1989, the Company acquired Denison Resources (USA) Corporation ("Denison") which had subleased an interest in a federal sodium lease from an unaffiliated owner. Subsequently, on December 10, 1992, the Company received an assignment of the lease from the previous owner. This lease includes a substantial, naturally occurring, rare deposit of sodium bicarbonate in Colorado, USA as more fully set out below. Denison has not maintained its corporate charter under Delaware law and, therefore, has no remaining interest in the Lease.

    The Company's primary objective is to recover from this lease through solution mining the naturally occurring sodium bicarbonate for the animal feed, industrial, pharmaceutical and food grade markets. The production of sodium bicarbonate will also enable the production of soda ash and caustic soda, chemicals which are widely used in the manufacture of glass, detergents and a variety of inorganic and organic chemicals. Potentially, sodium bicarbonate might be used as an agent for flue gas desulfurization, a market the Company expects will expand as the requirements of the Clean Air Act amendments of 1990 impact industry more significantly. It proposes to achieve this objective by:

(a) finalizing approval of a Mining Plan to enable the construction of a mine and associated plant for the production of sodium bicarbonate;

(b) the raising of sufficient capital to commence mining and processing operations on the company's lease; or

(c) seeking qualified joint venture partners for the development of its sodium bicarbonate resource if that is more beneficial to the Company.

    The Company has entered into two agreements and one letter of intent with three long standing distributors of sodium bicarbonate to the livestock industry, although none of these distributors has any obligation to purchase any sodium bicarbonate from the Company, even should the Company achieve production of sodium bicarbonate from its lease (which cannot be assured). These distributors cover most of the United States. Animal feed quality sodium bicarbonate has a current market price between $200 and $240 per ton delivered. Sodium bicarbonate is used in the preparation of animal feed mixes where it acts as a rumen buffer to increase dairy cow milk production.

    The Company has been involved in no bankruptcy, receivership, or similar proceedings, except that a secured creditor, NZI Securities Australia Ltd. ("NZI"), declared a default on indebtedness of approximately A$1,200,000 in September 1996 and advised the Company that NZI intended to immediately exercise its power of sale over the RIT units NZI held as collateral. This debt was subsequently acquired from NZI by the THG Partnership ("THG"), an affiliate of the Company, and the Company then concluded an agreement with THG to settle the debt as discussed more fully in Item 13(a). The only material reorganization in which the Company has been involved during the past five years was the acquisition of Denison (in November 1989) and the acquisition of the federal sodium lease in December 1992, all as described in more detail, below.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

    The Company is currently involved in only one industry segment, chemical manufacture, and, therefore, this information is not material.

(C) NARRATIVE DESCRIPTION OF THE BUSINESS.

INTRODUCTION

    The Company conducts its mining exploration activities directly. Prior to the 1993 fiscal year, the Company conducted its mining exploration through its wholly-owned subsidiary, Denison Resources
(USA) Corporation ("Denison"). On November 15, 1989, the Company acquired all the outstanding issued common stock of Denison from Denison Resources Ltd., an unaffiliated company of Brisbane, Queensland, Australia. The
Company issued 407,866 shares of unregistered common stock in the Company in exchange for the Denison Stock. This acquisition is referred to hereafter as the "Denison Acquisition."

GENERAL DISCUSSION

    THE PICEANCE CREEK BASIN. The Rock School Lease is one of three federal leases granted within the Piceance Creek Basin which covers a unique, major natural resource of a mineral called nahcolite (natural sodium bicarbonate). The Company has performed surface geological investigation of the 1,320 acre lease and has reviewed data assembled by other investigators in the Piceance Creek Basin, including a 1974 report published by the United States Geological Survey entitled "Stratigraphy and Nahcolite Resources of the Saline Facies of the Green River Formation, Rio Blanco County, Colorado." (John R. Dyni, USGS Report 74-56). This report analyzed the results of a detailed study of ten core holes from the saline zone, including a core hole known as Dunn 20-1 which is approximately 800 feet to the east of the Company's proposed initial mine site on the Rock School lease.

    From this core hole, Mr. Dyni estimated the total nahcolite content of the saline zone in this area at 315 million tons per square mile. Using this figure translates to a total estimated nahcolite content of the Rock School lease of 649 million short tons for the 1,320 acre lease. Due to lateral persistence of this deposit, which allows correlation of beds over distances of many miles, it is reasonable to assume that the concentrations found in the Dunn 20-1 hole also exist beneath the Rock School Lease.

    In 1996 the Company drilled a core hole to positively determine the extent of mineralization and the strength of the rocks in the proposed solution mining area. The drill encountered nahcolite in three separate resource intervals, below the lower salt horizon, over 510 feet and averaged 26.4% nahcolite. The Company engaged Agapito & Associates to supervise the core hole drilling and to conduct studies on core assays, rock strength and geological evaluation.

    Based on the foregoing information the Company believes that the nahcolite deposit within the Rock School lease is of significant size. However, not all of this resource can be recovered with existing technology and within existing BLM sodium mining lease conditions. Until the resource is brought into production, or until substantial additional engineering work is accomplished, the viability of economic recoverability cannot be established.

    The Company's activities in pursuing the conduct of mining operations are set out more fully below. (See "Exploration and Development Work To Date.")

    THE SODIUM BICARBONATE MARKET. The existing and long established market for sodium bicarbonate is principally for food grade, animal feed and commercial usage with delivered sale prices in the range of $200-400 per ton, depending on grade. It is dominated by a few suppliers who produce synthetic, high cost sodium bicarbonate from soda ash (sodium carbonate) and sell under well established brand names. The United States and Canadian markets currently absorb about 495,000 tons annually.

    The animal feed market accounts for approximately 118,000 tons of the existing annual USA/Canada market for sodium bicarbonate. It is the lower priced market with delivered prices in the range of $200-240 per ton. Other markets are at higher prices with pharmaceutical grade selling for approximately $400 per ton. These markets are mature and stable experiencing modest growth. The Company plans to initially supply the animal feed market where the it will be used as a rumen buffer, principally for dairy cows. Small amounts in feed rations re-establish normal rumen balance thereby controlling acidotic stress conditions and increasing yields of both milk and butter fat. The Company has entered into marketing arrangements to sell sodium bicarbonate for animal feed. (see "Marketing Arrangements")

    In addition to the animal feed market, there are other potential markets for sodium bicarbonate that may be recovered from the Company's lease, such as the pharmaceutical, industrial and food grade markets. Sodium bicarbonate also might be used as an agent for flue gas desulfurization, a market the Company expects will expand as the requirements of the Clean Air Act amendments of 1990 impact industry more significantly. The Company has not, however, negotiated any relationships with respect to these markets.

    MARKETING ARRANGEMENTS. The Company has signed two agreements and one letter of intent with three long standing distributors of sodium bicarbonate to the livestock industry, although none of these distributors has any obligation to purchase any sodium bicarbonate from the Company, even should the Company achieve production of sodium bicarbonate from its lease (which cannot be assured). These distributors cover most of the United States. Sodium bicarbonate is used in the preparation of feed mixes. The distributors, which have exclusive arrangements with the Company, will have the opportunity to acquire sodium bicarbonate from the

Company at a wholesale price. The contracts will only become effective when the buyers place their first order after the Company commences production. The Company has no estimate as to when it will have production for sale. The Company has also received a letter from a third distributor indicating a capacity to distribute additional tonnage of sodium bicarbonate.

    COMPETITION. Any production that may be obtained by the Company or any other person from the Rock School Lease will be marketed in the traditional sodium bicarbonate market in competition with large and well established companies. The animal feed market is subject to competition from other rumen buffers in addition to that from other sodium bicarbonate producers. The resources of those companies far exceed those of the Company.

    However, the Company believes that in the long term its recovery of naturally occurring sodium bicarbonate from its lease will enable it to enjoy a significant cost advantage over competitors which currently dominate the industry but rely on higher cost synthetic manufacture. This cost advantage will enable the Company to penetrate the animal feed market.

    Two unaffiliated companies hold adjacent or nearby sodium leases issued by the BLM. In November 1992, shareholders of NaTec approved a joint venture agreement with North American Chemical Company ("NACC") whereby NaTec transferred its assets into a new entity to be known as White River Nahcolite Minerals Ltd. Liability Co. (WRNM). In August, 1995 shareholders of NaTec approved the sale of its interest in WRNM to NACC.

    NaTrona Resources, Inc. ("NaTrona") owns a 39.58% interest in the Yankee Gulch Joint Venture Sodium lease which was issued January 1, 1992.

    Although the sodium resource in the Piceance Creek Basin is believed to be of substantial size, the leases to the Company, NACC and the Yankee Gulch Joint
Venture are the only leases currently issued by the BLM.   Competition in the
long term is not regarded as being significant since the size of the potential market is so large.

THE ROCK SCHOOL LEASE

    BACKGROUND AGREEMENTS. As noted above, the Company has purchased United States Sodium Lease No. C-0119985 (known as the "Rock School Lease") including 1,320 acres in Rio Blanco County, Colorado, USA (the "Rock School Property"). Prior to December 1992, the Rock School Lease was owned by E. E. Kinder Co., an unaffiliated Colorado general partnership ("Kinder") which had subleased the property to Denison pursuant to the "Denison

Agreement." Pursuant to the terms of the Denison Agreement, Denison was required to meet certain requirements sufficient to obtain an extension of the lease, proceed with mining operations and to pay minimum annual royalties of $100,000 commencing January 1, 1992. In June, 1991 the Federal Bureau of Land Management issued the lease renewal, effective July 1, 1991, for a period of ten years.

    On December 10, 1992 the Company purchased the Rock School Lease from Kinder; the acquisition terms were amended by Kinder and AmerAlia in July 1994, and again in January 1996. As amended, the acquisition agreement provided for the following consideration:

      (i)  a cash payment of $600,000;
     (ii)  the issuance of 50,000 shares of Common Stock;
    (iii) the granting of an option for two years to acquire 50,000 shares of restricted common stock at $3 per share (which option has expired);
     (iv) commencing July 1, 1994, the reservation of a production royalty of $1.50 per ton for all production, due and payable on the last day of the month following the month of production with a minimum annual royalty of $75,000 payable monthly in arrears; and
      (v) also commencing July 1, 1994, the establishment of a consulting arrangement between Kinder and the Company providing for a consulting fee of $25,000 per year, payable monthly in arrears. The Company is negotiating certain adjustments in this contract at Kinder's request.

    As a result of the agreement, Kinder assigned to the Company all of its right, title and interest in both the federal lease and the Denison Agreement. Kinder also agreed to provide all documentation, files and records in its possession pertaining to the exploration of and development plans for the mining of the Rock School Lease; warranted that it had not assigned to any third party or dealt in any way with its interest in either the Rock School Lease or the Denison Agreement and granted the Company an option for two years to acquire its royalty interest for the consideration of $2 million. This option expired without being exercised. The assignment of the interest in the Rock School Lease was subject only to approval by the BLM, which approval was granted effective January 1, 1996.

    As a result of the assignment of the Rock School Lease to the Company, the failure of Denison to comply with certain terms of the Denison Agreement, and the failure of Denison to maintain its corporate charter in Delaware, the Denison Agreement has been cancelled and is of no further effect.

    ROCK SCHOOL LEASE - TERMS. Under the terms of the Rock School Lease, the leaseholder has a preferential right to renew the

Lease at the end of the Lease term under such terms and conditions as may be then prescribed by the Secretary of the Interior, or by applicable law. The Lease currently requires that, as a condition to renewal, sodium must be produced from the lease in paying quantities. Rental is payable annually in advance at the rate of $1 per acre. In addition, production royalties equal to 5% of the gross value of the output at the point of shipment to market are payable. Minimum annual production and rental payments have been agreed upon at the rate of $3 per acre annually.

    EXPLORATION AND DEVELOPMENT WORK TO DATE. When Ameralia acquired Denison, approximately $493,000 had already been invested in various geological, engineering and marketing studies associated with sodium bicarbonate. Following the Denison Acquisition, the Company has invested a further $1,492,244 in direct expenditures for lease payments, geological and engineering studies including the drilling of a core hole, legal expenses, technical consultants, and advances to the Bureau of Land Management in order to advance the project's development. In addition to this, there were other direct expenditures incurred by the Company in negotiating with and meeting prospective joint venture partners. These amounts have not been precisely determined as they have been expensed in the Company's accounts.

    The Company is carrying out further exploration work on the Rock School Lease. The Company's principal efforts are directed towards obtaining the necessary permits and identifying the requirements of the permitting agencies. Because the Piceance Creek Basin is known to contain a substantial amount of oil shale, the BLM has prohibited mining operations which adversely affect oil shale. The federal agency has, however, accepted the proposed solution mining method and approval of a 50,000 tons/year pilot mining operation is now expected. The BLM requested that the Company drill a core hole on the Rock School Property and obtain site specific underground data prior to the commencement of operations.

    The Company drilled this core hole in early 1996. The drill encountered nahcolite in three separate resource intervals, below the lower salt horizon, over a depth of 510 feet and averaged 26.4% nahcolite. The Company engaged Agapito & Associates to supervise the core hole drilling and to conduct studies on core assays, rock strength and geological evaluation. Their report on rock mechanics and cavity design is now completed and provides further design data. These reports have been submitted to the BLM and will be submitted to other regulatory agencies of the federal, state and county administrations. The BLM will consider the reports, the revised plant design and data from the mine plan submitted in 1989 and will be asked to come to a finding of no significant environmental impact ("FONSEI"). If they so conclude, the Company, subject to satisfactory financial capability, will proceed with a plant to produce 50,000 tons per year.

    The BLM's principal concern is the assessment of the effect of the proposed cavities on the geological environment, as well as on any existing aquifers located above the proposed leaching caverns. While it is the Company's belief that the BLM is favorably disposed to the proposed development and that the reports will conclude that the environmental impact will be minimal, no guarantee can be given that a "FONSEI" will be forthcoming. Management will proceed with its planning in the expectation of approval. Should the Company wish to expand its production in the future beyond 50,000 tons per year, it will be required to produce an Environmental Impact Statement ("EIS"). An EIS would be expensive and time consuming and the Company does not contemplate undertaking one until operational data is available from the initial 50,000 tons per year project.

    PROPOSED DEVELOPMENT PROGRAM. The Mine Plan submitted to the BLM for approval envisages the development of the resource in stages starting with a plant to produce 50,000 tons per year and then expanding to 500,000 tons per year. Production will be from a 500 foot thick zone at a depth of 2,000 feet to 2,500 feet. Hot water will be injected into the nahcolite bearing rock; the nahcolite will dissolve and be brought to the surface in solution where it will be recrystallized and dried prior to despatch. This in situ solution mining technique has been previously tested in the same resource by Shell Oil (1970-1972) and has been found to be feasible. Solution mining in other resources is well established. The company's cash cost of production is expected to be about $65 per ton, one-half of estimated existing average industry cash costs.

    AmerAlia is currently engaged in securing permits from the Department of Interior, BLM and the Environmental Protection Agency as well as State agencies necessary to proceed to mine the property. The Company is also seeking financing (which cannot be assured), to commence development work on the Rock School Lease. It is anticipated that the cost to construct a mine and associated plant on the property, as anticipated in the preliminary mine plan submitted to the BLM, will be in excess of $30 million for a 50,000 ton per year plant. The Company has had numerous discussions with industry partners and investors or investment representatives who have expressed interest in financing the development of the property, but has not reached agreement with any. If the Company is not able to obtain outside financing for the project, or if it is unable to obtain all necessary permits, it may not be able to complete the development of the property and commence mining.

    ACCESS. The Rock School Property is accessible by a county maintained gravel road which is sufficient for the exploration and development work to be accomplished. Access is difficult during the winter and early spring because of heavy snows in the area. Should the property be placed into production, the road will have to be improved to allow all-weather access.

AUSTRALIAN ACTIVITIES

    The Company previously owned real estate and beef cattle in Australia. The real estate was sold in 1989 to an unaffiliated, public Australian real estate investment trust, known as "The Rural Investment Trust" ("RIT"), for A$1,000,000 in exchange for 1,059,459 units in the trust. The agreement between the Company and the RIT was that the Company would not liquidate more than 25% of its units in any one year, upon providing twelve months notice. These units were collateral for a loan from NZI Securities Australia Ltd for principal and accrued interest in the amount of $917,045 as at June 30, 1996. The Company's units in the RIT represent a part ownership of properties owned by the Trust.
At regular intervals, all the properties owned by The RIT are valued by independent appraisers, and any changed value is passed on to the unit holders through an increase or decrease in the buy-back price of the units. The Trust distributes income semi-annually and the Company received $16,966 during the year ended June 30, 1996 (1995: $10,000; 1994: $8,000). A reduction in the buyback price in 1991 resulted in a decrease of $238,992 in the value of the Company's remaining investment. Further fluctuations in property values and foreign currency movements resulted in the current valuation of $485,661.

    The RIT has leased a portion of its real estate to a company in which the Company's President, Mr. Bill H. Gunn, and Mary L. Tiscornia, a 5% shareholder, have an interest. When the Company sold its agricultural property, Codrington, in November, 1989 in exchange for its units in the RIT, the Company formed a subsidiary company to lease Codrington and two adjoining properties from the RIT. In June, 1990 as a result of continued losses and liabilities associated with these rural activities, a lack of adequate capital resources to further develop the subsidiary company and to forestall further losses, the Company transferred ownership to Mary L. Tiscornia and Bill H. Gunn in exchange for a release from the subsidiary's liabilities as disclosed in previous filings.

    As discussed more fully later (See Item 13(a): Related Party Transactions), effective October 18, 1996 the Company transferred ownership of its investment in the Rural Investment Trust to The THG Partnership in part settlement of a note payable. The value ascribed to the investment was $444,375 which reflected the present day value of the investment as a result of the restrictions described above on liquidating the investment.

EMPLOYEES

    The Company has no salaried employees other than Mr. Marvin Hudson, Vice President, Investor Relations, who together with Mr. Bill H. Gunn, Chairman and President, and Mr. Robert van Mourik, Executive Vice President, handle the day to-day business activities of the Company as well as maintain its books and records. The services of Mr. Gunn, Mr. van Mourik and Mr. Robert Cameron, a director who provides mining and geological consulting services, are provided to the Company under management services agreements with affiliated entities. See
Item 11. - "Executive Compensation".

ITEM 2.  PROPERTIES

    The Company is a lessee of United States Sodium Lease No. C-0119985 affecting 1,320 acres in Rio Blanco County, Colorado, USA, and described more fully in Item 1. - "Business", above.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is a not a party to any material threatened or pending claims as of the date of this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    None.

                                       PART II


ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

(A) MARKET INFORMATION.

    The Company's Common Stock is publicly traded in the over-the-counter market and, since August 1987, has been quoted on the National Association of Securities Dealers, Inc.'s Automated Quotation System ("NASDAQ") under the symbol "AALA." The range of closing bid quotations for the Company's Common Stock as provided by NASDAQ for the past two fiscal years is provided below. These over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

    ----------------------------------------------------------------
                                       Average Closing
         For the Quarter Ended              Bid
    ----------------------------------------------------------------

    1994
         September 30                       $3.12
         December 31                        $2.63

    1995
         March 31                           $2.50
         June 30                            $2.50
         September 30                       $2.00
         December 31                        $2.25

    1996
         March 31                           $2.41
         June 30                            $2.33
         September 30                       $2.00
    ----------------------------------------------------------------

(B) HOLDERS.

    (B)(1) The number of record holders of the Company's Common Stock on September 10, 1996 was approximately 446. (This does not include an indeterminate number of shareholders whose shares are held by brokers in street name.)

    (B)(2)  Not applicable.

(C)  DIVIDENDS

    The Company has paid no dividends with respect to its Common Stock and has no plans to pay cash dividends in the future. The Company's ability to pay dividends to holders of its common stock is limited as a result of the issuance of its outstanding shares of Series A, B, C and D Preferred Stock.

ITEM 6.  SELECTED FINANCIAL DATA

    The following information has been derived from the financial statements of the Company appearing elsewhere in this Annual Report, and should be read in conjunction with the financial statements and notes thereto. The per share amounts and the weighted average number of shares outstanding have been adjusted to give effect to the stock splits approved by the Company's shareholders in January 1993.

--------------------------------------------------------------------------------

                               SELECTED FINANCIAL DATA
                           AMOUNTS IN THOUSANDS OF DOLLARS
                               (EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------
                               Year Ended June 30
                         1996      1995       1994      1993      1992
                         ----      ----       ----      ----      ----
Revenues                   60         49        49        60        95
Net Loss                 (751)    (1,007)     (569)     (580)     (425)
Loss per Share           (.28)      (.41)     (.24)     (.29)     (.60)
Total Assets            3,608      2,985     3,262     2,868     2,867
Total Current
 Assets                   232        338       755       739       819
Total Current
 Liabilities            1,481      1,539     1,199       728       794
Long Term Debt              9         14        24         -         -
Shareholders'
 Equity                 2,118      1,432     2,039     2,140     1,573
Weighted Average
 No. of Shares          2,653      2,463     2,330     2,257     1,923
--------------------------------------------------------------------------------

    This summary should be read in conjunction with the Company's Financial Statements and Notes, included in Part IV of this Annual Report. The Company has not paid a cash dividend since the date of its inception, and does not anticipate doing so in the foreseeable future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

SUBSEQUENT TO JUNE 30, 1996

    As detailed below, funds are held in an escrow account pursuant to an agreement between the Company and the Jacqueline Badger Mars Trust. Since June 30, 1996 an additional $175,000 has been withdrawn from this account leaving a balance of $470,000 available to the Company.

    In September 1996 a secured creditor, NZI Securities Australia Ltd. ("NZI"), declared a default on indebtedness due to it, and advised the Company that it intended to immediately exercise its power of sale over the RIT units held as collateral. This matter was resolved in a related party transaction as described in Item 13(a), below.

JUNE 30, 1996 AS COMPARED TO JUNE 30, 1995:

    In October 1995, the Company accepted two subscription applications for issues of Series D Convertible Preferred Stock. The Series D Stock has a liquidation preference equal to $1,000 per share, pays quarterly dividends at the rate of 10% p.a., commencing December 31, 1995 and is payable in common stock of the company at $1 per share. The Series D Stock carries voting rights at the rate of 1,000 votes per share and can be converted into common stock until October 31, 2000 on the basis of 1,000 common shares per share of Series D Stock. If the Series C or Series D stock are not converted into common stock, they are redeemable at the option of the Company, however, the Series C Stock cannot be redeemed before December 31, 1998.

    The first subscription agreement for $2,000,000 was received from the Jacqueline Badger Mars Trust which is an existing holder of common stock, Series A and B Preferred Stock. The Company has received $1,355,000 of the $2 million during the year and the balance was held in an Escrow Account with the Norwest Bank, Denver. An
Escrow Agreement between the parties determines the manner in which the money will be released to the Company through a written "Request for Disbursement" as to the general use of proceeds. Unless the Escrow Agent receives a written notification from the Trust not to remit the funds or to remit a lesser amount, then the Escrow Agent will remit the funds not later than the third business day following the request. Shares of Series D Stock are then issued to the trust in proportion to the receipt of funds.

    The second subscription agreement for 80 shares of Series D Stock was received from The Bromley Family Trust, an existing holder of common stock and Series B Stock. This subscription agreement is not subject to conditions as is the Jacqueline Badger Mars Trust Subscription.

    In addition, $14,000 was raised through the issue of short term notes payable whilst notes payable were repaid in the amount of $68,000. Preferred stock dividends amounting to $169,315 were paid through the issuance of 107,285 shares of common stock and $23,400 in cash which was reinvested in a subscription for Series D stock. As discussed below the Company holds notes receivable from an Australian debtor and an Australian finance company. The Company recovered from the latter $115,000 in cash and was able to assign a portion of the note in the amount of $113,250 for the payment of expenses incurred by the Company. The Company believes the balance outstanding, after having made provisions for non-recoverability in prior years, is recoverable (See Subsequent events above). No further recoveries were made on the other note receivable although negotiations continued with the debtor. Interest accrued was written off as a bad debt resulting in a reduction in the book value of the note from $139,000 to $131,000. However, as discussed above, a recovery significantly in excess of the book value was achieved subsequent to year end (See above).

    During the year the Company invested a further $675,000 in developing its Rock School Lease investment, while $41,000 was advanced to related parties and $31,000 in the issuance of a note receivable which was recovered by the Company subsequent to year end. Accounts payable were reduced by $123,000 and the Company paid $57,000 to NZI Securities in part payment of interest accrued on the note payable. This note was subsequently acquired by the THG Partnership as discussed above.

    The Company has historically derived its liquidity from equity investment from existing shareholders as well as new investors. The Company's ability to ensure its long term survival is dependent upon the Company obtaining all permits necessary for the construction of the proposed plant and financing for its construction, estimated to be in excess of $30 million. There can be no assurance that the Company will be able to achieve such financing.

    Total assets increased during the year to $3,608,000 (1995: $2,985,000; 1994: $3,262,000) while shareholders funds increased to $2,118,000 (1995:
$1,432,000; 1994: $2,039,000).

JUNE 30, 1995 AS COMPARED TO JUNE 30, 1994:

    During the year the Company accepted three subscription agreements for an aggregate issue of 160,000 shares of common stock to two existing stockholders for a total of $262,000 and an issue of 750 shares of Series C Convertible Preferred Stock for $60,000 to an unaffiliated investor. Each share of the Series C Stock has a liquidation preference of $80, carries an annual cash dividend of 5%, carries voting rights equal to ten shares of common stock and is convertible into 53 shares of common stock for a period of ten years. If the Series C stock is not converted into common stock, it is redeemable at the option of the Company, however, the Series C Stock cannot be redeemed before December 31, 1998.

    The Company also raised a further $132,000 in short term notes payable and entered into an agreement with a creditor to exchange its account payable into a note payable for $299,000.

    During the year, the Company issued 71,250 shares of common stock valued at $112,500 in lieu of dividends due to the Jacqueline Badger Mars Trust.

    The Company continued to encounter difficulties in recovering its notes receivable from two debtors which continue to be affected by the continuing, severe drought conditions in Eastern Australia. The first of these notes resulted from the sale of the Company's herd of breeding cattle in 1991 and the default in the note has caused the 6% interest rate to increase to 15%. The Company, however, has increased its provision for uncollectability from 10% to 30% causing a provision for bad debt of $31,000.

    In addition, the Company has increased its provision for uncollectability of its deposit with an unrelated Australian finance company increasing its provision for bad debt by a further $230,000 to a written down value of $300,000. Since the end of the fiscal year, however, the Company has been able to recover approximately $225,000 of this deposit and anticipates further recoveries.

    Additional working capital funding was provided by a growth of $209,000 in accounts payable and $77,000 in interest payable. As a result of the capital raising from the Jacqueline Badger Mars Trust as discussed elsewhere these outstanding accounts payable have since been substantially reduced. As a consequence of the contemplated acquisition of the debt due to NZI by a related party (See Item 13: "Certain Relationships and Related Party Transactions") the Company has not made any payments of principal or interest on this debt. The Company invested a further $49,000 on the development of its Rock School Lease

    Total assets decreased during the year to $2,985,000 (1994: $3,262,000, 1993: $2,868,000) while shareholders equity reduced to $1,432,000 (1994:
$2,039,000, 1993: $2,140,000) which was contrary to the Company's history of financing its operating losses through raising additional a equity. However, as discussed above, additional equity funds were raised subsequent to year end.

RESULTS OF OPERATIONS

JUNE 30, 1996 AS COMPARED WITH JUNE 30, 1995:

    Revenue was derived from income distributions from the Company's investment in the Rural Investment Trust with income of $17,000 exceeding income from prior years (1995: $10,000; 1994: $8,000). Income was also derived from interest on notes receivable $43,000 (1995: $49,000; 1994:
$49,000), however due to difficulties in collecting notes receivable as discussed above, accrued interest was written off as bad debts.

    General and administrative expenses of $682,000 were lower than for 1995, $919,000 as a result of there being minimal additional provision for bad debts; but greater than for 1994 ($546,000) as a result of royalties now being paid to E. E. Kinder Co. for the Rock School Lease. Interest expense due principally to NZI Securities Australia Ltd. and Raytheon increased to $124,000 over 1994 ($105,000) but was less than for 1993 ($140,000). Net foreign currency gains totalled $7,000 compared with 1995 ($3,000) and 1994 ($89,000) due to much lower fluctuations in the relative values of the Australian and United States dollars. Consequently, the loss for the year of $751,000 compared favorably with that for 1995 ($989,000) and 1994 ($648,000).

JUNE 30, 1995 AS COMPARED WITH JUNE 30, 1994:

    Revenues were again derived from interest on notes receivable, $39,000 (1994: $41,000, 1993: $49,000); and the RIT income distribution of $10,000
(1994: $8,000, 1993: $11,000) resulting in total revenues of $49,000 (1994:
$49,000, 1993: $60,000). The reduction in interest income being due to decreasing funds held on deposit. General and administrative expenses of $919,000 were significantly higher than those of prior years (1994: $546,000, 1993: $521,000), while depreciation increased slightly as a result of the purchase of a vehicle and additional computing equipment;

$14,000 (1993: $11,000; 1992: $3,000). Interest expense principally due to due to NZI Securities Australia Ltd. and Raytheon was reduced compared with the previous prior year, $105,000 (1994: $140,000; 1993: $42,000). There were net foreign currency gains of $3,000 compared with $89,000 in the prior year and a loss of $74,000 in 1993.

    The significant increase in the operating loss for the year is due primarily to three reasons. Firstly, general operating expenses have increased reflecting greater activity to bring the Company's operations into production. Secondly, the Company has commenced paying its monthly payments required under its acquisition of the Rock School Lease Agreement with E. E. Kinder Co., totalling $100,000 per year, and finally, as discussed above, the Company made total provisions for bad debts on its notes receivable of $268,000. Apart from these additional expenses, general and administrative expenses are comparable to prior years.

IMPACT OF INFLATION

    The Company believes that its activities are not materially affected by inflation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Financial statements prepared in accordance with Regulation S-X follow the signature page and are listed in Item 14 of Part IV of this Annual Report on Form 10-K.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                       PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

(A)(B)   IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS.

    The following table sets forth the names and ages of all the Directors and Executive Officers of the Company, positions held by each such person, and when such person was first elected or appointed. The directors each serve until their successors are duly elected and qualified; officers are appointed by, and serve at the pleasure of, the Board of Directors.

    -------------------------------------------------------------
                                                       First
                                                       Elected or
    Name & Age     Position                            Appointed
    -------------------------------------------------------------
    Bill H. Gunn        Chairman of the Board,          02/08/84
      Age 54            President, & Chief
                        Executive Officer

    Robert van Mourik   Director,                       09/26/90
      Age 43            Executive Vice President        01/25/89
                        Chief Financial Officer,
                        Secretary & Treasurer

    Neil E. Summerson   Director                        09/26/90
      Age 48

    Robert A. Cameron   Director                        09/26/90
      Age 57

    Marvin Hudson       Vice President,                 11/01/90
      Age 52            Investor Relations
    -------------------------------------------------------------

(C) SIGNIFICANT EMPLOYEES.

    The Company does not employ any persons who are not executive officers but who made significant contributions to its business.

(D) FAMILY RELATIONSHIPS.

    There are no family relationships among the officers or directors.

(E) BUSINESS EXPERIENCE.

    (E)(1) BACKGROUND. Brief biographical information and a recitation of the business experience of each officer and director of the Company is set forth below:

BILL H. GUNN

    Mr. Gunn graduated in Commerce from the University of Queensland in 1963, achieving his Accounting Certificate from the University of Queensland in the same year. Subsequently, he was admitted as a member of the Australian Society of Accountants, rising to the position of Senior Associate. He now holds the position of Certified Practicing Accountant (CPA) in Australia, and has successfully completed and passed the examinations for admittance as a Certified Public Accountant (CPA) in the USA.

    Since March, 1977, Mr. Gunn has been a self-employed investor, CPA, and a Director of several Stock Exchange listed public companies, as well as a number of majority owned private corporations. These companies have been active in the field of retailing, hotels, feed mills, mining exploration, automotive components, securities investment, financing, property development and numerous related fields.

    During his business experience, Mr. Gunn has been exposed to a wide variety of corporate investments and has been involved in major business acquisition and development activities. He is particularly knowledgeable on business activities and investments in the Queensland region of Australia, which is widely regarded as the major Australian growth state. His principal activity is now acting as Chairman and President of the Company.

ROBERT VAN MOURIK

    Mr. van Mourik graduated in 1974 with a Bachelor of Applied Science (Chemistry) and worked for six years as an Industrial Chemist in Quality Control and Production. While completing studies in a Masters Degree in Business Administration at Newcastle University, he worked in Corporate Financial Planning for Australian Wire Industries, a subsidiary of Broken Hill Proprietary Ltd. After completing this degree in 1981, he moved to Queensland to participate in real estate development and its sales and marketing. In 1983, he joined United Capital as an Investment Consultant and became Executive Director of United Capital in April, 1986. In that position, he was instrumental in United Capital's reconstruction and has since been heavily involved in the development of Ameralia's activities. Since January 25, 1989, he has served as Executive Vice President, Chief Financial Officer,

Treasurer and Secretary of the company, and on September 26 1990, he was appointed a director of the Company.

NEIL E. SUMMERSON

    Mr. Summerson is managing partner in the international accounting firm of Ernst & Young, at its offices in Brisbane, Australia. Prior to 1992, he worked in the Corporate Recovery and Insolvency Division, which is involved in the administration of insolvent companies, as well as providing counsel to small businesses in the area of taxation, audit procedures and management advisory services. Mr. Summerson received his Bachelor of Commerce degree from the University of Queensland in 1968. He is a Fellow of the Institute of Chartered Accountants, an Associate of the Australian Institute of Credit Management, a Registered Public Accountant in Queensland, a registered Company Liquidator in Queensland, an Official Liquidator, and an Officer of the Supreme Court of Queensland.

    On November 17, 1989, Mr. Summerson was appointed Receiver and Manager of Denison Resources Ltd., an affiliate of the Company, and in his official capacity, controls the vote of 407,866 common shares of the Company's stock.

ROBERT A. CAMERON

    Mr. Cameron graduated with Honors in Metallurgical and Chemical Engineering from the University of Adelaide, Australia in April, 1961. Prior to Mr. Cameron's formation of Denison Resources Ltd in 1983, Mr. Cameron was employed in both Australia and the United Kingdom accruing approximately 24 years of senior management experience, not only in the Australian mining industry regarding both large and small companies, but also specific experience in the exploration for and mining of soda products. This includes 16 years as Chief Executive Officer and director of a number of Australian public companies. Mr. Cameron has been responsible for developing a number of mining operations involving such industrial minerals as rutile, zircon, ilmenite, bentonite clay, calcium carbonate and silver and gold properties. From 1983, Mr. Cameron was Chairman of the Board of Directors of Denison Resources Ltd., an Australian stock exchange listed public company formed for the specific purpose of exploring and developing underground natural soda resources in Queensland, Australia. In January, 1989 Denison Resources (USA) Corporation, a wholly owned subsidiary of Denison Resources Ltd., acquired the "Rock School Lease". In early November 1989, the Australian Stock Exchange suspended Denison Resources Ltd. from quotation of its shares at the request of its directors. On November 17 & 20, 1989, Mr. Neil E. Summerson was appointed Receiver and Manager for Denison Resources Ltd. by two creditors as a result of Denison Resources Ltd. being in default under certain loan agreements which were secured by an equitable mortgage over Denison Resources Ltd. Under Australian law, the creditors' action did not require court approval or supervision, and the receivership continues.

MARVIN H. HUDSON

    Mr. Hudson was appointed Vice President, Investor Relations on November 1, 1990. Prior to that he was a principal of Broadmoor Investments Inc., a brokerage firm which held a franchise to the Broker Dealers, First Eagle Corporation from June, 1989 to September, 1990, and Darnell Kemna from February, 1989 to June, 1989. From January, 1988 to December, 1988 he was employed by Greystone Nash, Inc. as a stockbroker.

    (E)(2) DIRECTORSHIPS. No director of the Company is a director of a company having securities registered under Section 12 or subject to Section 15(d) of the Securities Exchange Act of 1934 or a company registered under the Investment Company Act of 1940.

(F) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS:

    During the past five years, no director or officer of the Company has:

    (F)(1) Filed or has had filed against him a petition under the federal bankruptcy laws or any state insolvency law, nor has a receiver, fiscal agent or similar officer been appointed by a court for the business or property of such person, or any partnership in which he was a general partner, or any corporation or business association of which he was an executive officer at or within two years before such filings;

    (F)(2) Been convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

    (F)(3) Been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining such person from, or otherwise limiting, the following activities:

      (i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director, or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

     (ii)     Engaging in any type of business practice; or

    (iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

    (F)(4) Been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity; or

    (F)(5) Been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission (the "Commission") to have violated any federal or state securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated; or

     (F)(6) Been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

(G) PROMOTERS AND CONTROL PERSONS:

     No promoter or control person of the Company has been involved in any of the events enumerated in Item 10(f) above.

(H)  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and officers and persons who own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Directors, officers and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports filed.

    Based solely on its review of the copies of the reports it received from persons required to file, the Company believes that during the period from November 1, 1992 through November 18, 1996 all filing requirements applicable to its officers, directors and greater than ten-percent shareholders were complied with in accordance with the requirements of said Section 16(a) except as follows: Marvin Hudson filed a Form 4 in October 1996 reporting transactions that took place in May, June, and August 1996; Bill Gunn filed a Form 4 in November 1996 reporting a transaction that took place in June 1996. Neil Summerson, Robert Cameron, and Robert van Mourik each filed a Form 4 in October 1996 reporting transactions that took place in June 1996. The Company has no evidence that the Jacqueline Badger Mars Trust has made any required filings during the 1996 fiscal year or subsequently under said Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

(A) SUMMARY COMPENSATION TABLE.

   The following table sets forth information regarding compensation paid to the officers of the Company during the three fiscal years ended June 30, 1996. No executive officer received compensation in excess of $100,000 during fiscal 1996, other than Bill H. Gunn as shown below.

                              ANNUAL COMPENSATION ($$)            LONG TERM COMPENSATION
                             ---------------------------    ----------------------------------
                                                                    AWARDS             PAYOUTS
                                                            --------------------       -------
     (a)             (b)       (c)      (d)       (e)         (f)         (g)           (h)          (i)
                                                            Restricted
   Name and                                                 Stock        Options       LTIP          Other
   Position          Year     Salary   Bonus      Other     Awards       & SARs        Payouts   Compensation
   --------          ----    -------   -----    --------    ----------   -------       -------   ------------
                               ($$)     ($$)       ($$)      ($$)         (##)          ($$)         ($$)
Bill H. Gunn
as President and     1996    100,000    -0-     8,000(1)      -0-       70,000(2)        -0-         -0-
Chief Executive      1995    100,000    -0-     8,000(1)      -0-          -0-           -0-         -0-
Officer              1994    100,000    -0-     8,000(1)      -0-          -0-           -0-         -0-

Robert van Mourik    1996     55,000    -0-     8,000(1)      -0-          -0-           -0-         -0-
as Chief Financial   1995     55,000    -0-     8,000(1)      -0-          -0-           -0-         -0-
Officer              1994     52,700    -0-     8,000(1)      -0-          -0-           -0-         -0-

Marvin H. Hudson     1996     55,000    -0-       -0-         -0-       70,000(2)        -0-         -0-
as Vice President,   1995     55,000    -0-       -0-         -0-          -0-           -0-         -0-
Investor Relations   1994     37,655    -0-       -0-         -0-          -0-           -0-         -0-

NOTES:  (1)  Directors fees
-----   (2)  See (c) below

    Compensation to Mr. Gunn is paid to Gunn Development Pty. Ltd., of which Mr. Gunn is a controlling shareholder. Compensation to Mr. Van Mourik is paid to Ahciejay Pty. Ltd. of which Mr. van Mourik is a controlling shareholder.

    The Company has no plans which result in the payment or accrual for payment of any amounts to any executive officer in connection with his resignation, retirement, or other termination, or change of control or change in the executive officer's responsibilities.

    The Company has not adopted a medical insurance, life insurance, or other benefit plan for its employees. The Company currently has no stock ownership or other profit-sharing or pension plans, but may adopt such plans in the future. The Company has no retirement plans and, therefore, has made no contributions to any such plan on behalf of the named officers.

    The Company acquired a vehicle during the 1994 year for the use of Mr.
Gunn.

(C) OPTION/SAR GRANTED DURING YEAR ENDED JUNE 30, 1996

    On June 28, 1996 the Company granted to each of Messrs Bill H. Gunn and Marvin Hudson stock appreciation rights comprising a right until June 28, 2006, while employed by the Company, to receive $1.50 for each SAR if the average bid price of the Company's stock is sustained at a minimum level of $3.50 for a period of six months, and to have the indebtedness of the Company satisfied through the issuance of restricted common stock at $1.50 per share. Effective August 31, 1996, the Company issued to each of Mr. Gunn and Mr. Hudson 65,000 stock bonus shares. Mr. Gunn declined the issuance of the stock bonus, and therefore the shares were never delivered.

    The Company has not adopted any other stock option or stock appreciation rights plan. No other stock appreciation rights were granted to any executive officer during the year ended June 30, 1996.

(D) AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE.

    No executive officer exercised any options or stock appreciation rights during the 1996 fiscal year. The following table sets forth the fiscal year-end value of the options held by the Company's executive officers:

   (a)                          (b)             (c)            (d)                 (e)
                                                                                Value of
                                                                              Unexercised
                                                            Number of         In-the-money
                                                            options at         options at
                                                              9/30/96            9/30/96
                                                          ---------------    ---------------
                          Shares Acquired     Value       Exercisable        Exercisable
   Name                   On Exercise         Realized    Not-exercisable    Not-exercisable
  ------                  ---------------     --------    ---------------    ---------------
                              (##)              ($$)           (##)               ($$)
Mr. Bill H. Gunn              -0-               -0-          140,000             175,000
Mr. Robert van Mourik         -0-               -0-           75,000              93,750
Mr. Marvin H. Hudson          -0-               -0-          140,000             175,000

* Based on the last trade price on June 28, 1996, of $2.75 per share. These options, which are held by Gunn Development Pty. Ltd. and Ahciejay Pty. Ltd., affiliates of Mr. Gunn and Mr. van Mourik respectively, and Mr.

    Hudson, are exercisable at $1.50 per share and were "in the money" at 6/30/96.


(E) LONG TERM INCENTIVE PLAN -- AWARDS IN LAST FISCAL YEAR

    The Company has no long term incentive plans, and consequently has made no such awards.

(F) DEFINED BENEFIT OR ACTUARIAL PLAN DISCLOSURE

    Not applicable since the Company has not defined benefit or actuarial plans.

(G) COMPENSATION OF DIRECTORS

    (G)(1)  STANDARD ARRANGEMENTS.

    The directors of the Company each receive $8,000 cash compensation for their services per year. In connection with certain consulting services rendered by them, the Company paid an affiliate of Robert A. Cameron $179,359 for services rendered during the fiscal year ended June 30, 1996, and the Brisbane office of Ernst & Young, of which Neil E. Summerson is managing partner, $8,300 for services rendered during the last fiscal year. In each case, the payments were determined at the following rates: Mr. Cameron: $600 per day; Ernst & Young: normal professional charge out rates per hour. In each case, Messrs. Cameron and Summerson were reimbursed for expenses incurred on behalf of the Company on a fully-accountable basis.

    (G)(2)  OTHER ARRANGEMENTS.

    Except as described herein, no officer or director of the Company has been or is being paid any cash compensation, or is otherwise subject to any deferred compensation plan, bonus plan or any other arrangement and understanding whereby such person would obtain any cash compensation for his services for and on behalf of the Company.

(H) EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.

    The Company has no compensation plan or arrangement with respect to any executive officer which plan or arrangement results or will result from the resignation, retirement or any other termination of such individual's employment with the Company. The Company has no plan or arrangement with respect to any such persons which will result from a change in control of the Company or a change in the individual's responsibilities following a change in control.

(I) REPORT ON REPRICING OF OPTIONS/SARS.

    Not applicable, as no options or SARs were repriced during the fiscal year ended June 30, 1996.

(J) ADDITIONAL INFORMATION WITH RESPECT TO COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

    A Compensation Committee comprising the non-executive directors of the Board was formed early in 1993 and determined the management fees payable to Messrs. Gunn and van Mourik, as set out above, and the salary paid to Mr. Hudson. Prior to then, the full board of directors was responsible for all compensation decisions. The members of the Compensation Committee, being Messrs. Summerson and Cameron, have not been an officer or employee of the Company or any of its subsidiaries during the fiscal year ended June 30, 1996, or subsequently. Neither Mr. Summerson nor Mr. Cameron has any other direct or indirect relationship with the Company requiring disclosure by the Company pursuant to Item 401 of Regulation S-K. Furthermore, no executive officer of the Company served as a member of the Compensation Committee (or similar committee) of another entity which dealt with compensation paid to any member of the Company's Compensation Committee, or with which any other interlocking relationship exists. However, the Company has paid fees to affiliates of Messrs. Cameron and Summerson as set out in paragraph g(1) above.

(K) BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

    As described above, compensation is paid to Messrs. Gunn and van Mourik under a management services agreement which retains affiliates of Messrs. Gunn and van Mourik. The compensation comprises amounts determined on the basis of salary and an additional amount equal to the directors fees paid to non-executive directors.

     The Compensation Committee intends to relate future salary increases for the chief executive officer to the Company's financial performance and stock market performance as compared to other companies in the specialty chemicals and mineral exploration industry, as well as to compensation paid to the chief executive officers of companies similarly situated.

By the directors comprising the Compensation Committee:
    Robert A. Cameron
    Neil A. Summerson

    NOTWITHSTANDING ANYTHING TO THE CONTRARY CONTAINED IN ANY OF

THE COMPANY'S FILINGS WITH THE SEC UNDER THE SECURITIES ACT OF 1933 OR THE SECURITIES EXCHANGE ACT OF 1934, THIS SECTION ENTITLED "BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION" SHALL NOT BE INCORPORATED INTO ANY FUTURE FILINGS WITH THE SEC.

(L) PERFORMANCE GRAPH

    Not applicable.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    A capitalization table is helpful in understanding the security ownership of certain beneficial owners and management of the Company. The following table sets forth this capitalization information as of June 30, 1996:

                               Number of             Voting Rights
Description of Class             Shares                per share
--------------------           ---------             -------------

Common Stock                   2,717,041         one vote per share
Series A Preferred Stock         666,666         one vote per share
Series B Preferred Stock          51,000         five votes per share
Series C Preferred Stock             750         ten votes per share
Series D Preferred Stock           2,080         1,000 votes per share

(A) AND (B)   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth information as of September 10, 1996 with respect to the ownership of the Common Stock for each director, all officers and directors as a group, and all beneficial owners of more than five percent of the Common Stock. The following shareholders have sole voting and investment power with respect to the shares, unless indicated otherwise. (This does not include shares held in the name of known depositaries, such as CEDE & Co., for the benefit of the underlying beneficial shareholders).

------------------------------------------------------------------------------
NAME & ADDRESS                 AMOUNT & NATURE     PERCENT      PERCENT
     OF                        OF BENEFICIAL       OF           OF VOTING
BENEFICIAL OWNER                  OWNERSHIP        CLASS        SECURITIES
------------------------------------------------------------------------------

Mr N. E. Summerson               493,116 (1)       17.0%        7.2%
c/o Ernst & Young
1 Eagle St
Brisbane, Qld,
Australia

Bill H. Gunn                     279,460 (2)        9.4%        2.4%
"Codrington"
Bowenville, Qld
Australia

Robert van Mourik                220,384 (3)        7.6%        2.5%
127 Central Ave
St Lucia, Qld
Australia

Madeline Ahern                   285,855 (4)        9.7%        4.9%
atf The Bromley Family Trust
8th fl, 87 Wickham Tce, #65
Brisbane,  Qld
Australia

Robert A. Cameron                 75,000 (5)        2.6%          0%

Marvin H. Hudson                 251,813 (6)        8.5%        1.9%

OFFICERS & DIRECTORS
AS A GROUP:                    1,319,773           20.8%       14.0%

Jacqueline Badger Mars         3,058,616 (7)       54.4%       52.4%
atf the Jacqueline
Badger Mars Trust dated
Feb 5, 1975 as amended
6885 Elm St., McLean, VA

Mary L Tiscornia                 226,745 (8)        7.6%        1.1%
770 Tamalpais Dr, #200
Corte Madera, CA

                               (continued on next page)

------------------------------------------------------------------------------
NAME & ADDRESS                 AMOUNT & NATURE     PERCENT      PERCENT
     OF                        OF BENEFICIAL       OF           OF VOTING
BENEFICIAL OWNER                  OWNERSHIP        CLASS        SECURITIES
------------------------------------------------------------------------------

S/B Technology Group             156,945 (9)        5.4%          1.2%
c/- D.P. Ferguson
591 Redwood Hwy, #3250
Mill Valley,  CA
------------------------------------------------------------------------------

(1) Represents 407,866 shares held as Receiver & Manager for Denison Resources Ltd. (Receiver & Manager appointed), 10,250 shares held by Glendower Investments Pty. Ltd., as trustee of a superannuation fund of which Mr Summerson is a beneficiary and shareholder, as well as options to acquire 75,000 shares for $1.50 up to June 28, 2006 held by Glendower Investments Pty. Ltd. as trustee of a trust of which Mr. Summerson and his family are beneficiaries.

(2) Comprises 7,500 shares owned by Bill H. Gunn and 131,960 shares owned by Gunn Development Pty. Ltd. (of which Mr. Gunn is a controlling shareholder) as well as options to acquire 140,000 shares at $1.50 up to June 28, 2006.

(3) Comprises 500 shares held directly by Mr. van Mourik, 131,259 shares owned by Ahciejay Pty. Ltd. as Trustee for The R.C.J. Trust, and 13,625 shares owned by the R.C.J. Superannuation Fund, both of which Mr. van Mourik and his family are beneficiaries as well as options to acquire 75,000 shares of common stock at $1.50 up to June 28, 2006.

(4) Comprises 75,855 shares, 26,000 shares of Series B Preferred Stock and 80 shares of Series D Preferred Stock. The Bromley Family Trust is a trust for the benefit of relatives of Robert van Mourik's spouse. Neither Mr. van Mourik nor his wife has any direct or indirect interest in the Bromley Family Trust, although Mrs. van Mourik is a contingent, unnamed beneficiary. Neither Mr. nor Mrs. van Mourik have received any distributions from the Bromley Family Trust and neither influences nor controls the decisions of the trustee. See Item 13. Certain Relationships and Related Party Transactions.

(5) Comprises options held by Jacinth Pty. Ltd. a company in which Robert Cameron, a director of the company, is a controlling shareholder, to acquire 75,000 shares at $1.50 up to June 28, 2006.

(6) Mr. Hudson is an executive officer of the company and these shares include options to acquire 140,000 shares of common stock at $1.50 up to June 28, 2006.

(7) Comprises 266,950 shares, 666,666 shares of Series A Preferred Stock, 25,000 shares of Series B Preferred Stock and 2,000 shares of Series D Preferred Stock.

(8) Comprises 64,245 shares and options to acquire 162,500 shares of common stock at $2 up to December 31, 1998.

(9) Comprises 69,445 shares and options to acquire 87,500 shares of common stock at $2 up to December 31, 1998.

    The foregoing table does not include the possible effect of issuance of up to 13,333 shares pursuant to the exercise of options held by persons who are neither officers, directors, nor significant shareholders of the Company, which options are exercisable at $1.50 up to July 31, 1998.

    To the best knowledge of the Company, there are no arrangements, understandings or agreements relative to the disposition of any of the Company's securities, the operation of which would at a subsequent date result in a change in control of the Company.

(C) CHANGES IN CONTROL.

    The Company knows of no arrangement, the operation of which may, at a subsequent date, result in a change in the control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS


(A) TRANSACTIONS WITH MANAGEMENT AND OTHERS.

    The following sets out information regarding transactions between officers, directors and significant shareholders of the company.

    Loans made to the Company by related parties as detailed in Note 8 to the Financial Statements which states that the Company owed $53,000 to directors and affiliates of the Company at June 30, 1996. This comprised compensation and directors fees accrued but unpaid.

    As of June 30, 1996 the Company had advances of $35,719 to Gunn Development Pty. Ltd., an affiliate of Mr. Bill H. Gunn, and $26,811 to Mr. Marvin Hudson, an officer of the Company. The following summarizes these advances during the fiscal year ended June 30, 1996:

    Related Party:               GUNN
                         DEVELOPMENT PTY. LTD.

    Balance at June 30, 1995:             $ 22,472
    Repayments made during year:           149,754
    Advances made during year:             162,996
    Interest accrued:                        Nil

    Balance at June 30, 1996:             $ 35,714
                                          --------

    Officer:             MR. M. HUDSON

    Balance at June 30, 1995:                Nil
    Advances made during year:            $ 26,811
    Repayments made during year              Nil
    Interest accrued:                        Nil

    Balance at June 30, 1996:             $ 26,811
                                          --------

    These advances bear no interest, are due on demand, and are not evidenced by promissory notes. Gunn Development repaid its entire balance due following the end of the fiscal year in cash. Mr. Hudson's balance due was resolved in connection with the THG/NZI transaction described below in this Item 13(a).

    During the year, dividends of $130,685 became payable on the Series A, Series B and Series D Preferred Stock and the Company, upon the agreement of the investors, paid this dividend through the issuance of 107,285 shares of restricted common stock in accordance with the statements of preferences. In October 1995, the Jacqueline Badger Mars Trust, holder of all the Series A Preferred Stock and a portion of the Series B Preferred Stock, entered into an agreement to purchase 2,000 shares of Series
D Preferred Stock, which shares have the preferences and conversion privileges discussed elsewhere herein. The funds used to subscribe for the shares were held in an escrow account, pending disbursement in accordance with the provisions of the escrow agreement. As at June 30, 1996 $1,355,000 was disbursed under the agreement for the issue of 1,355 shares of Series D Preferred Stock. An additional $175,000 was disbursed in July 1996 and
November 1996 for the issue of another 175 shares.

    In October, 1995 The Bromley Family Trust, a holder of some of the Series B Preferred Stock subscribed $80,000 for 80 shares of Series D Preferred Stock.

    In early 1994, NZI Securities Australia Ltd ("NZI") threatened to sue the Company based on the principal and interest outstanding on a note payable, secured by the Company's investment in the Rural Investment Trust. In view of the Company's capital requirements for other purposes, principals of the Company were unable to resolve the situation with NZI during the period following the initial overtures in early 1994. At the Company's suggestion, a significant shareholder, Miss Mary L. Tiscornia, agreed to attempt to assist the Company in resolving the NZI matter provided that appropriate arrangements for satisfaction of the debt could be achieved. To do so, she formed a partnership ("THG") with Messrs. Gunn and Hudson, the Company's president and a vice president.

    In September 1996, after significant discussions between NZI and THG which had not resulted in any agreement, NZI declared that the approximately A$1,200,000 loan was in default; NZI advised THG and the Company that NZI intended to immediately exercise its power of sale over the RIT units NZI held as collateral. After subsequent negotiations between THG and NZI, THG acquired the Company's debt to NZI on October 5, 1996 at a total cost to THG of approximately A$810,000.

    Thereafter the Company's independent directors engaged in negotiations with THG which, in November 1996 resulted in an agreement to fully satisfy the full NZI debt effective as of November 19, 1996 by transferring to THG the following:

    two Notes Receivable from unaffiliated
         parties (book value)                                    A$  460,000
    shareholder receivables (Tiscornia
         and Hudson)                                                  45,000
    Investment in RIT (present value)                                562,500

    In addition, the Company agreed to issue to THG 100 shares of its Series D Convertible Preferred Stock in partial settlement of this pre-existing debt.
THG has an option until November 30, 1998, to sell the RIT units to the Company for $450,000 payable by the issue of 450 shares of Series D Preferred Stock. If THG chooses not to exercise this option, THG may, in its discretion during the option period pay $450,000 in cash to purchase 450 shares of Series D Preferred Stock.

    The net effect of this settlement to the Company is to record a net profit of approximately $92,000 over book value on the recovery of the assets assigned to THG.

Satisfaction of Section 16(b) Liability

    As a result of a sale of the Company's common stock made by Mr. Hudson in May 1996 and an acquisition in August 1996, it is likely that Mr. Hudson will be liable under Section 16(b) of the Securities Exchange Act of 1934 for certain profits. The Company is engaged in discussions with Mr. Hudson as to the existence of these liabilities and the means by which Mr. Hudson will satisfy any liabilities found to exist. Resolution of these issues is expected to be completed prior to December 31, 1996.

(B)(1)-(4)    CERTAIN BUSINESS RELATIONSHIPS

    See Item 13(a), above.

(B)(5) No nominee or director of the Company is, or has been, a partner or executive officer of any investment banking firm that has performed services for the Company during the last fiscal year or that the Company proposes to have perform services during the current year.

(B)(6) The Company is not aware of any other relationship between its directors and the Company that are similar in nature and scope to those relationships listed in paragraphs (b)(1) through (5) of this Item 13 except as described above.

(C) INDEBTEDNESS OF MANAGEMENT.

    No director, executive officer, nominee for election as a director, any member of the immediate family of any of the foregoing, or any corporation or organization of which any of the foregoing persons is an executive officer, partner or beneficial holder of ten percent or more of any class of equity securities, or any trust or other estate in which any such person has a substantial beneficial interest or as to which such person serves as a trustee or in a similar capacity, was indebted to the Company at any time, except as disclosed in Item 13(a), above.

(D) TRANSACTIONS WITH PROMOTERS:  Not applicable.

                                     PART IV

Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

(a) Certain of the following exhibits are hereby incorporated by reference pursuant to Rule 12b-23 as promulgated under the Securities and Exchange Act of 1934, as amended, from the reports noted below:

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
3.1 (A)  Articles of Incorporation and Amendment.

3.2 (A)  Bylaws of AmerAlia, Inc.

3.3 (A)  Statement of Preferences for Series A Convertible Preferred Stock.

3.4 (F)  Statement of Preferences for Series B Preferred Stock, as amended.

10.1 (B) Agreement with Eagle Star Nominees Ltd. as trustee for The Rural Investment Trust for sale of property in consideration for issuance of vendor units in the Rural Investment Trust.

10.2 (C) "Mineral Lease with Option to Purchase" agreement between Denison Resources (USA) Corporation and E.E. Kinder Co.

10.3 (C) First Amendment to Mineral Lease With Option to Purchase.

10.4 (C) "Rock School Joint Venture Agreement" between Denison Resources (USA) Corporation and Gale Peters & Associates.

10.5 (D) Success Fee Agreement with United Capital Pty. Ltd. dated November 14, 1988.

10.6 (E) Form of Distributor agreements for marketing of sodium bicarbonate.

10.7 (E) General Services Agreement with Raytheon Engineers & Constructors,
         Inc.

10.8 (F) First Amendment to Special Warranty Assignment, Royalty Reservation, and Minimum Royalty Payment between AmerAlia and E.E. Kinder Co.

10.9 (F) Consulting Agreement between AmerAlia and E.E. Kinder Co.

10.10(F) U.S. Government Sodium Lease

21.1     Subsidiaries of the Registrant.
         Denison Resources (USA), Inc., a defunct Delaware corporation

(A) INCORPORATED BY REFERENCE FROM THE COMPANY'S FORM 10 GENERAL REGISTRATION STATEMENT FILED WITH THE COMMISSION ON MARCH 5, 1987.

(B) INCORPORATED BY REFERENCE FROM THE COMPANY'S FORM 10-K FOR ITS YEAR ENDED JUNE 30, 1989.

(C) INCORPORATED BY REFERENCE FROM THE COMPANY'S FORM 10-K FOR ITS YEAR ENDED JUNE 30, 1990.

(D) INCORPORATED BY REFERENCE FROM THE COMPANY'S FORM 10-K FOR ITS YEAR ENDED JUNE 30, 1992.

(E) INCORPORATED BY REFERENCE FROM THE COMPANY'S FORM 10-K FOR ITS YEAR ENDED JUNE 30, 1993.

(F) INCORPORATED BY REFERENCE FROM THE COMPANY'S FORM 10-K FOR ITS YEAR ENDED JUNE 30, 1995.

    (b) During the last quarter of the period covered by this report the Company filed no current reports on Form 8-K.

    (c) Required exhibits are attached hereto and are listed in Item 14(a)(3) of this Report.

    (d) Item 14(a)(2) of this Report lists all required financial statement schedules to be attached hereto.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: Nov. 21, 1996
      ------------------------------

                                      AMERALIA, INC.



                                      By: /s/ Bill H. Gunn
                                          ------------------------------
                                          Bill H. Gunn, President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Bill H. Gunn
--------------------------       Principal Executive         Date: 11/21/96
Bill H. Gunn                     Officer and Director


/s/ Robert C. J. van Mourik
--------------------------       Secretary, Treasurer        Date: 11/21/96
Robert C. J. van Mourik          Principal Financial
                                 and Accounting Officer,
                                 and Director


/s/ Robert A. Cameron
---------------------------       Director                   Date: 11/21/96
Robert A. Cameron


/s/ Neil E. Summerson
---------------------------        Director                  Date: 11/21/96
Neil E. Summerson

                                AMERALIA, INC.

                             Financial Statements

                            June 30, 1996 and 1995

                                    CONTENTS

Independent Auditors' Report................................................. 3

Balance Sheets............................................................... 4

Statements of Operations..................................................... 6

Statements of Stockholders' Equity........................................... 7

Statements of Cash Flows..................................................... 9

Notes to the Financial Statements............................................11

                                 [Letterhead]

                         INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders of Ameralia, Inc.
Colorado Springs, Colorado

We have audited the accompanying balance sheets of Ameralia, Inc. as of June 30, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ameralia, Inc. as of June 30, 1996 and 1995, and the results of its operations and its cash flows for the years ended June 30, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.

Jones, Jensen & Company
October 11, 1996

                                AMERALIA, INC.
                                Balance Sheets
                               Amounts in $'000



                                    ASSETS

                                                                      June 30,
                                                                  ----------------
                                                                   1996      1995
                                                                  ------    ------
CURRENT ASSETS
 Cash (Note 1)                                                    $   21    $    5
 Accounts receivable                                                  39         5
 Related party receivables (Note 2)                                   69        28
 Net realizable value of notes receivable - current (Note 3)         103       300
                                                                  ------    ------

    Total Current Assets                                             232       338
                                                                  ------    ------

OTHER ASSETS

 Note receivable, net (Note 6)                                       131       139
 Lease acquisition, exploration and development costs (Note 4)     2,735     2,060
 Investment (Note 5)                                                 485       413
 Property and equipment (Note 7)                                      25        35
                                                                  ------    ------

    Total Other Assets                                             3,376     2,647
                                                                  ------    ------

    TOTAL ASSETS                                                  $3,608    $2,985
                                                                  ------    ------
                                                                  ------    ------

   The accompanying notes are an integral part of these financial statements

                                 AMERALIA, INC.
                                 Balance Sheets
                                Amounts in $'000



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      June 30,
                                                                 -----------------
                                                                   1996      1995
                                                                 -------   -------
CURRENT LIABILITIES
 Accounts payable                                                $   201   $   261
 Due to related parties (Note 8)                                      53       116
 Notes payable - current portion (Note 9)                            844       821
 Interest payable                                                    383       341
                                                                 -------   -------

    Total Current Liabilities                                      1,481     1,539
                                                                 -------   -------

LONG-TERM LIABILITIES

 Notes payable (Note 9)                                                9        14
                                                                 -------   -------

     Total Long-Term Liabilities                                       9        14
                                                                 -------   -------

     Total Liabilities                                             1,490     1,553
                                                                 -------   -------

COMMITMENTS AND CONTINGENCIES (Note 13)                              -         -
                                                                 -------   -------


STOCKHOLDERS' EQUITY

 Preferred stock, $0.05 par value; 1,000,000 authorized;
  and 719,851 and 718,416 issued at June 30, 1996 and 1995,
  respectively                                                        36        36
 Common stock, $0.01 par value; 100,000,000 shares
  authorized; 2,717,041 and 2,609,756 issued at
  June 30, 1996 and 1995, respectively                                27        26
 Additional paid-in capital                                        9,486     7,944
 Unrealized gain (loss) on securities available for sale,
  net (Note 5)                                                        25       -
 Accumulated deficit                                              (7,579)   (6,697)
 Foreign currency translation adjustment (Note 1)                    123       123
                                                                 -------   -------

     Total Stockholders' Equity                                    2,118     1,432
                                                                 -------   -------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 3,608   $ 2,985
                                                                 -------   -------
                                                                 -------   -------

   The accompanying notes are an integral part of these financial statements

                                    AMERALIA, INC.
                               Statements of Operations
                                   Amounts in $'000

                                               FOR THE YEARS ENDED JUNE 30,
                                           ------------------------------------
                                            1996           1995           1994
                                           ------         ------        -------
REVENUE
  Investment income                        $   17        $    10        $    8
  Interest                                     43             39            41
                                           ------        -------        ------
     Total Revenue                             60             49            49
                                           ------        -------        ------
EXPENSE
  General and administrative                  682            919           546
  Depreciation and amortization                12             14            11
  Interest                                    124            105           140
                                           ------        -------        ------
     Total Expense                            818          1,038           697
                                           ------        -------        ------
LOSS FROM OPERATIONS                         (758)          (989)         (648)
                                           ------        -------        ------
OTHER INCOME (EXPENSE)
  Foreign currency gain (loss)                  7              3            89
  Realized gain (loss) on non-current asset     -            (21)          (10)
                                           ------        -------        ------
     Total Other Income (Expense)               7            (18)           79
                                           ------        -------        ------
NET LOSS BEFORE INCOME TAX EXPENSE           (751)        (1,007)         (569)
  Income tax expense                            -              -             -
                                           ------        -------        ------
NET INCOME (LOSS)                          $ (751)       $(1,007)       $ (569)
                                           ------        -------        ------
                                           ------        -------        ------
INCOME (LOSS) PER SHARE                    $(0.28)       $ (0.41)       $(0.24)
                                           ------        -------        ------
                                           ------        -------        ------
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                         2,653         2,463          2,330
                                           ------        -------        ------
                                           ------        -------        ------

The accompanying notes are an integral part of these financial statements.

                                    AMERALIA, INC.
                     Statements of Stockholders' Equity (Deficit)
                                   Amounts in $'000

                                                                        UNREALIZED                               FOREIGN
                            PREFERRED STOCK     COMMON STOCK  ADDITIONAL   GAIN                                  CURRENCY
                            ---------------- -----------------  PAID-IN  (LOSS) ON  SUBSCRIPTION  ACCUMULATED   TRANSLATION
                             SHARES   AMOUNT  SHARES    AMOUNT CAPITAL  SECURITIES  RECEIVABLE     DEFICIT     ADJUSTMENT  TOTAL
                            -------- ------- --------- ------- ------- -----------  ----------    ---------   ------------ -----
Balance, June 30, 1993       666,666 $    33 2,282,256 $   23  $6,837  $   -      $    -          $(4,919)        $166     $2,140

Shares issued for payment
 of obligations                 -        -      36,250    -        78      -           -             -              -          78

Shares issued in lieu of
 dividends                      -        -      60,000      1      90      -           -             -              -          91

Issuance of Series B
 preferred stock for cash     51,000       3      -       -       507      -           -             -              -         510

Subscriptions receivable on
 Series B stock                 -        -        -       -       -        -           (78)          -              -         (78)

Dividends paid                  -        -        -       -       -        -           -              (90)          -         (90)

Change in cumulative
 adjustment account             -        -        -       -       -        -           -             -             (43)       (43)

Net loss for the year
 ended June 30, 1994            -        -        -       -       -        -           -             (569)          -        (569)
                             ------- ------- --------- ------  ------  -------    --------        -------         ----     ------
Balance, June 30, 1994       717,666 $    36 2,378,506 $   24  $7,512  $   -      $    (78)       $(5,578)        $123     $2,039
                             ------- ------- --------- ------  ------  -------    --------        -------         ----     ------

   The accompanying notes are an integral part of these financial statements.

                                    AMERALIA, INC.
                     Statements of Stockholders' Equity (Deficit)
                                   Amounts in $'000

                                                                        UNREALIZED                               FOREIGN
                            PREFERRED STOCK     COMMON STOCK  ADDITIONAL   GAIN                                  CURRENCY
                            ---------------- -----------------  PAID-IN  (LOSS) ON  SUBSCRIPTION  ACCUMULATED   TRANSLATION
                             SHARES   AMOUNT  SHARES    AMOUNT CAPITAL  SECURITIES  RECEIVABLE     DEFICIT     ADJUSTMENT  TOTAL
                            -------- ------- --------- ------- ------- -----------  ----------    ---------   ------------ -----
Balance, June 30, 1994       717,666 $    36 2,378,506 $   24  $7,512    $   -      $    (78)       $(5,578)        $123     $2,039

Shares issued for cash and
 extinguishment of debt         -        -     180,000      1     261        -           -             -             -          262

Shares issued in lieu of
 dividends                      -        -      71,250      1     111        -           -             -             -          112

Issuance of Series C
 preferred for cash              750     -        -       -        60        -           -             -             -           60

Payment received on
 Series B stock
 subscriptions                  -        -        -       -       -          -           78            -             -          -

Dividends paid                  -        -        -       -       -          -           -             (112)         -         (112)

Net loss for the year
 ended June 30, 1995            -        -        -       -       -          -           -           (1,007)         -       (1,007)
                             ------- ------- --------- ------- ------    -----      --------        -------         ----     ------
Balance, June 30, 1995       718,416      36 2,609,756     26   7,944        -           -           (6,697)         123      1,432

Shares issued in lieu
 of dividends                   -        -     107,285      1     107        -           -             -             -          108

Issuance of series D
 preferred stock for
 cash                          1,435     -        -       -     1,435        -           -             -             -        1,435

Dividends paid                  -        -        -       -       -          -           -             (131)         -         (131)

Unrealized gain on
 securities available
 for sale                       -        -        -       -       -          25          -             -             -           25

Net loss for the year
 ended June 30, 1996            -        -        -       -       -          -           -             (751)         -         (751)
                             ------- ------- --------- ------- ------      ----      --------        -------      ----       ------
Balance, June 30, 1996       719,851 $    36 2,717,041 $   27  $9,486      $ 25        $ -      $    (7,579)      $123       $2,118
                             ------- ------- --------- ------- ------      ----      --------        -------      ----       ------
                             ------- ------- --------- ------- ------      ----      --------        -------      ----       ------


   The accompanying notes are an integral part of these financial statements.

                                    AMERALIA, INC.
                               Statements of Cash Flows
                                   Amounts in $'000

                                                        For the Years Ended June 30,
                                                        ----------------------------
                                                        1996       1995       1994
                                                        ----       ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                   $ (751)    $(1,007)   $ (569)
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities
     Bad debt                                             62         267        17
     Stock issued for services rendered                   -           -         79
     Expenses paid with note receivable and note
      payable                                            136          -         -
     Depreciation                                         12          14        11
     Exchange (gain) loss                                 (7)         (3)      (89)
     Realized loss on investments                         -           21        10
  Change in Assets and Liabilities
    (Increase) decrease in accounts and
     interest receivable                                 (76)         26       (46)
    (Increase) decrease in related party receivables     (41)         -         -
    (Increase) decrease in loss on disposal of assets     -            1        -
    Increase (decrease) in accounts payable             (123)        209       300
    Increase (decrease) in interest payable                8          77       123
                                                      -------    -------    -------
          Net Cash Provided (Used) in
           Operating Activities                         (780)       (395)     (164)
                                                      -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES

  Lease acquisition, exploration and development
   expenditure                                          (675)        (49)     (416)
  Purchase of property and equipment                      (2)         -        (40)
  Cash received from notes receivable                    115           6       225
                                                      -------    -------    -------

          Net Cash Provided (Used) in
           Investing Activities                       $ (562)    $   (43)   $ (231)
                                                      -------    -------    -------

    The accompanying notes are an integral part of these financial statements

                                    AMERALIA, INC.
                               Statements of Cash Flows
                                   Amounts in $'000

                                                        For the Years Ended June 30,
                                                        ----------------------------
                                                        1996       1995       1994
                                                        ----       ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from issuance of preferred stock       $ 1,412    $  60      $  510
  Cash received from issuance of common stock               -       150          -
  Cash received from notes                                  14      132          51
  Cash received from stock subscriptions                    -        78         (78)
  Payments on note payable                                 (68)      -          (28)
  Increase (decrease) in cumulative adjustment
   account                                                  -        -          (43)
                                                       -------    ------     -------

      Net Cash Provided (Used) by Financing Activities   1,358      420         412
                                                       -------    ------     -------

NET INCREASE (DECREASE) IN CASH                             16      (18)         17

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                           5       23           6
                                                       -------    ------     -------

CASH AND CASH EQUIVALENTS AT
 END OF YEAR                                           $    21    $   5      $   23
                                                       -------    ------     -------
                                                       -------    ------     -------

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:

  Income taxes                                         $    -     $  -       $   -
  Interest                                             $    82    $   3      $    5

NON-CASH FINANCING ACTIVITIES

  Common stock issued for payment of obligations       $    -     $ 112      $   78
  Payment of preferred stock dividends through
   the issuance of additional common stock             $   108    $ 112      $   91
  Conversion of accounts payable and accrued
   interest into a note payable                        $    -     $ 299      $   -
  Payment of series B dividend by issuing
   series D preferred stock                            $    23    $  -       $   -
  Unrealized gain on securities available-for-sale     $    25    $  -       $   -

    The accompanying notes are an integral part of these financial statements

                                    AMERALIA, INC.
                          Notes to the Financial Statements
                                June 30, 1996 and 1995

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Ameralia, Inc. (the Company) is currently engaged in the acquisition of diverse business investments in North America and Australia. The Company's operations include the development, for mining and production, of a naturally occurring deposit of sodium bicarbonate in Colorado, USA, and various investments in Australia. A summary of significant accounting policies follows:

    REPORTING CURRENCY AND REMEASUREMENT

    The Company's financial statements are reported in its reporting currency, the United States dollar. Remeasurement of Australian assets, liabilities and operations into United States dollars results in foreign currency gains and losses which are reflected in the statements of operations.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost, less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the assets ranging from 3 to 30 years. Expenditures for property additions and betterments are capitalized at cost. Maintenance and repairs are charged to expense when incurred. Gains and losses on sales and retirements of property and equipment are credited or charged to income (See Note 7).

    INCOME TAXES

    At June 30, 1996, the Company had net operating loss carryforwards of approximately $1,672 that may be offset against future taxable income from the year 2000 through 2011. No tax benefit has been reported in the June 30, 1996 financial statements because the Company believes that the carryforwards are more likely than not to expire unused. Accordingly, the potential tax benefit is offset by a valuation allowance of the same amount.

    NET LOSS PER SHARE

    Net loss per share is computed using the weighted average number of common shares outstanding during the applicable period. The Company's outstanding stock purchase warrants and options have been excluded from the calculation as they are anti-dilutive. In January, 1993 the Company reverse split its shares of common stock on a one for forty basis. All references to shares outstanding and earnings per share have been restated to reflect the reverse stock split on a retroactive basis.

    CASH

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

    ESTIMATES

    Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

                                    AMERALIA, INC.
                          Notes to the Financial Statements
                                June 30, 1996 and 1995

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    CONCENTRATIONS OF RISK

    The Company records receivables from advances to related parties and from uncollected investment revenues.

    Credit losses, if any, have been provided for in the financial statements and are based on management's expectations. The Company's accounts receivable are subject to potential concentrations of credit risk. The Company does not believe that it is subject to any unusual risks, or significant risks in the normal course of its business.

    INVESTMENTS

    Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available-for-sale and are carried at fair value.

    Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold, using the specific identification method. Unrealized gains and losses on investment securities available-for-sale are based on the difference between book value and fair value of each security. These gains and losses are credited or charged to stockholders' equity, whereas realized gains and losses flow through the Company's statement of operations.

    RECENTLY ISSUED ACCOUNTING STANDARDS

    In March 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Impairment of Long-Lived Assets." This new standard is effective for years beginning after December 15, 1995, but was adopted early by the Company. The early adoption of the new standard did not have a material effect on the financial statements.

    In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation". This new standard encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. Although the Company has not performed a detailed analysis of the impact of this new standard on the Company's financial statements, the Company does not believe that adoption of the new standard will have a material effect on the financial statements.

NOTE 2 - RELATED PARTY RECEIVABLES

    The Company occasionally issues advances to related parties who have supported the Company over the years. The balance due from related parties at June 30, 1996 and June 30, 1995 totals $69 and $28, respectively.

                                    AMERALIA, INC.
                          Notes to the Financial Statements
                                June 30, 1996 and 1995

NOTE 3 - NET REALIZABLE VALUE OF NOTES RECEIVABLE

    The Company holds an unsecured note receivable from an unrelated Australian finance company as a result of placing funds from a stock issuance on deposit. The terms of the note receivable are due upon demand, earning 4% per annum.

                                                       JUNE 30,
                                                 -------------------
                                                 1996           1995
                                                 ----           ----
         Principal                              $  748         $  954
         Accrued interest                           85             76
         Less allowance for uncollectables        (730)          (730)
                                                -------       --------

         Net balance                            $  103         $  300
                                                -------       --------
                                                -------       --------

    Due to the uncollateralized nature of the note and the concentrated credit risk involved with the collection of the note, a provision for uncollectability has been made.

NOTE 4 - LEASE ACQUISITION, EXPLORATION AND DEVELOPMENT COSTS

    In December 1992, the Company acquired from an unrelated party ("Kinder"), BLM Sodium Lease C-0119985 known as the Rock School Lease, including 1,320 acres, in Rio Blanco County, Colorado, USA. The Company acquired the Rock School Lease from Kinder for consideration comprising (i) a cash payment of $600; (ii) the issuance of 50,000 shares of common stock; and (iii) commencing July 1, 1994, the reservation of a production royalty of $2 per ton which was amended January 1, 1996 to $1.50 per ton for all production, due and payable on the last day of the month following the month of production provided that a minimum annual royalty of $100 (which was changed to $75 on January 1, 1996) be paid monthly in arrears, which began in July 1994. Kinder assigned to the Company all of its rights, title and interest in the federal lease to the Company. Kinder also agreed to provide all documentation, files and records in its possession pertaining to the exploration of and development plans for the mining of the Rock School Lease; warranted that it had not assigned to any third party or dealt in any way with its interest in the Rock School Lease and granted the Company an option to acquire its royalty interest. The assignment of the interest in the Rock School Lease from Kinder was approved by the BLM on January 1, 1996.

    The Rock School Lease was renewed July 1, 1991 for a period of ten years and is renewable under terms and conditions prescribed by the Secretary of the Interior. The lease is currently undeveloped, although the adjoining lease has been brought into production. The Company has obtained the necessary permits from the appropriate regulatory authorities to mine its lease. As a part of obtaining the approval of the Bureau of Land Management to solution mine the property, the Company drilled its first core hole during 1996. The completed core hole has provided specific data which prove the existence and continuity of the nahcolite beds through the Rock School Lease as described below.

                                    AMERALIA, INC.
                          Notes to the Financial Statements
                                June 30, 1996 and 1995

NOTE 4 - LEASE ACQUISITION, EXPLORATION AND DEVELOPMENT COSTS (Continued)

    The Company has engaged engineering consultants to form preliminary estimates of the cost of constructing a 50,000 ton per year plant. The Company estimates that $30 million or more will be required for construction and annual operating costs will be up to $5 million for mining operations. The Company is seeking potential investors that would provide the necessary funds to construct a plant. The decision as to when these funds will be available rests with the prospective investors.

    The lease is one of three federal leases which cover a unique, major natural resource of nahcolite (naturally occurring sodium bicarbonate). The Company has performed surface geological investigation of the 1,320 acre lease and has reviewed data assembled by other investigators in the Piceance Creek Basin, including a 1974 report published by the United States Geological Survey entitled "Stratigraphy and Nahcolite Resources of the Saline Facles of the Green River Formation, Rio Blanco County, Colorado." (John R. Dyni, USGS Report 74-56). This report analyzed the results of a detailed study of ten core holes from the saline zone, including a core hole known as Dunn 209-1 which is approximately 800 feet to the east of the Company's proposed initial mine site on the Rock School lease.

    From this core hole, Mr. Dyni estimated the total nahcolite content of the saline zone in this area at 315 tons per square mile. Using this figure translates to a total nahcolite content of the Rock School Lease of 649 million short tons for the 1,320 acre lease. Due to lateral persistence of this deposit, which allows correlation of beds over distances of many miles, it is reasonable to assume that the concentrations found in the Dunn 20-1 hole also exist beneath the Rock School Lease.

    Based on the foregoing information the Company believes that the nahcolite deposit within the Rock School Lease is of significant size. However, not all of this resource can be recovered with existed technology and until the resource is brought into production or until substantial additional engineering work is accomplished, the viability of economic recoverability cannot be established.

    The Company has capitalized costs associated with the acquisition of the lease site and certain other costs associated with the development of the resource. All other costs incurred in developing the resource are expensed as period costs (Note 14).

NOTE 5 - INVESTMENT IN THE RURAL INVESTMENT TRUST

    On November 16, 1988, the Company acquired 1,059,459 units valued at $790 in The Rural Investment Trust ("RIT") as a result of the sale of property to the Trust. The RIT is an Australian public, unlisted real estate investment trust which invests in agriculturally oriented properties, It is managed by a wholly owned subsidiary of National Mutual Life, a large life insurance company in Australia.

    A provision of the agreement between the Company and The RIT is that the Company will not liquidate more than 25% of its 1,059,459 units in the Trust in any one year. The Company will also provide twelve months notice.

                                    AMERALIA, INC.
                          Notes to the Financial Statements
                                June 30, 1996 and 1995

NOTE 5 - INVESTMENT IN THE RURAL INVESTMENT TRUST (Continued)

    Investment in the RIT is considered to be a security available-for-sale and the approximate market value at June 30, 1996 was as follows:

                                                               Unrealized
                                                   Market     Appreciation
                                          Cost      Value    (Depreciation)
                                         ------    ------    -------------

    Investment in RIT                    $  460    $  485         $  25
                                         ------    ------         -----
                                         ------    ------         -----

NOTE - 6 NOTE RECEIVABLE

    In June, 1991 the Company sold its entire breeding herd of cattle and received a 6% note from the purchaser in the amount of $296, repayable over three years in quarterly payments of $25 due at the end of March, June, September and December of each year. The note is secured by a stock mortgage over the cattle herd. The purchaser of the cattle herd is now in default of its note to the Company. Accordingly, the Company has provided a 30% allowance for uncollectibles. Due to the default there is a provision in the note agreement for the annual interest to increase from 6% to 15%. The balances are as follows:

                                                         JUNE 30,
                                                 ----------------------
                                                   1996          1995
                                                 -------        -------

         Note receivable                         $  179         $  187
         Less allowance for uncollectibles          (48)           (48)
                                                 -------        -------

         Net balance                             $  131         $  139
                                                 -------        -------
                                                 -------        -------

NOTE 7 - PROPERTY AND EQUIPMENT

    Property and equipment comprises office furniture and equipment as follows:

                                                         JUNE 30,
                                                 ----------------------
                                                   1996          1995
                                                 -------        -------


         Vehicle                                 $   34         $   32
         Equipment                                   34             34
         Less accumulated depreciation              (43)           (31)
                                                 -------        -------

                                                 $   25         $   35
                                                 -------        -------
                                                 -------        -------

    Depreciation expense for the years ended June 30, 1996, 1995 and 1994 was $12, $14 and $11 respectively.

NOTE 8 - DUE TO RELATED PARTIES

    The Company owed $53 and $116 to affiliates of the Company at June 30, 1996 and 1995, respectively. This liability is comprised of accrued compensation and $24 owed to three directors for unpaid directors fees in 1996.

                                    AMERALIA, INC.
                          Notes to the Financial Statements
                                June 30, 1996 and 1995

NOTE 9 - NOTES PAYABLE - LONG TERM

    Notes payable - comprises the following amounts:

                                                                JUNE 30,
                                                          -------------------
                                                          1996           1995
                                                          ----           ----

    Note payable to investors; unsecured, due on
     demand; at 10% interest.                             $  21        $   4

    Notes payable to investors; unsecured, due on
     demand; interest free.                                   8           15

    Note payable to financial institution; principal
     and interest payment of $568 due monthly;
     at 9.5% interest; secured by vehicle.                   15           20

    Note payable to an investor; unsecured, due
     December 31, 1995; at 5% interest.                      -            15

    Note payable Raytheon Engineers & Constructors,
     Inc; unsecured, due upon a 90 day demand; at
     12% interest.                                          272          299

    Note payable to NZI Securities Australia Ltd; past
     due as of January 27, 1992; interest due quarterly
     at 2.5% over the 90 day bankbill rate; secured by a
     charge over the RIT investment.                        537          482

         Less current portion                              (844)        (821)
                                                          -----        -----

         Total long-term notes payable                    $   9        $  14
                                                          -----        -----
                                                          -----        -----
    Principal maturities are as follows:

                         1997                                          $ 844
                         1998                                              6
                         1999                                              3

                                                                       $ 853
                                                                       -----
                                                                       -----

NOTE 10 - SEGMENT INFORMATION

    The Company previously was engaged in the acquisition of diverse business investments in North America and Australia, however, the current focus of the Company is the development of its sodium bicarbonate lease in Colorado. The Company has been engaged in rural operations which consisted of cattle management, trading, breeding and embryo transplants. Other investments consist of an investment in The Rural Investment Trust (See Note 5).

                                    AMERALIA, INC.
                          Notes to the Financial Statements
                                June 30, 1996 and 1995

NOTE 10 - SEGMENT INFORMATION (Continued)

    Summarized financial information concerning these industry segments follows:

                                           Mining        Investments and
                                         Operations         Corporate        Consolidated
                                         ----------      ---------------     ------------
    1996
    Revenue - non-affiliates              $    -            $    60            $    60
    Net (loss)                              (375)              (376)              (751)
    Depreciation and amortization
     expenses                                  -                 12                 12
    Identifiable assets                    2,735                873              3,608
    Purchase of property and equipment         -                  2                  2

    1995
    Revenue - non-affiliates              $    -            $    49            $    49
    Net (loss)                              (300)              (707)            (1,007)
    Depreciation and amortization
     expenses                                  -                 14                14
    Identifiable assets                    2,060                925              2,985
    Purchase of property and equipment         -                 -                   -

    1994
    Revenue - non-affiliates              $    -            $    49            $    49
    Net (loss)                              (285)              (284)              (569)
    Depreciation and amortization
     expenses                                  -                 11                 11
    Identifiable assets                    2,011              1,251              3,262
    Purchase of property and equipment         -                 40                 40


    There are no customers, or foreign or domestic governments which account for 10 percent or more of revenues from non-affiliates.

NOTE 11 - OFFICER COMPENSATION

    The Company paid $100 to Gunn Development Pty. Ltd. and $55 to Ahciejay Pty. for management fees. These companies are affiliates of Mr. Bill H. Gunn, Chairman and President of the company, and Mr. Robert van Mourik, Executive Vice President, Secretary & Treasurer. The Company paid $55 in compensation to Mr. Marvin Hudson, Vice President, Investor Relations. Additional fees totalling $187 and $8, have been paid to Jacinth Pty. Ltd. and Neil E. Summerson for consulting work and director fees. This Company is an affiliate of Robert Cameron, a director of the Company. In addition, all directors received $8 for directors fees.

    In June 1996 the Company agreed to grant 70,000 Stock Appreciation Rights ("SAR's") to each of Mr. Bill Gunn and Mr. Marvin Hudson. The terms require that should the average bid price of the Company's stock rise to $3.50 per share and be sustained at that level for a period of six months, then the Company would be required to pay the indebtedness to the holders through the issuance of restricted common stock at $1.50 per share.

                                    AMERALIA, INC.
                          Notes to the Financial Statements
                                June 30, 1996 and 1995

NOTE 11 - OFFICER COMPENSATION (Continued)

    All other holders of SAR's may at any time after the share price has sustained an average bid price of more than $3.50 per share for a six month period and before June 28, 2006, can advise the Company of their decision to have the Company redeem their outstanding SAR's. The SAR's can either be converted in whole or in part at the holder's option. The redeemed SAR's will be satisfied by the issuance of common stock on a one for one basis. If the holders are terminated as directors or employees prior to the conversion of all or part of the SAR's, the remaining SAR's are to be cancelled.

NOTE 12 - OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS


    The following summarizes the exercise price per share and expiration date of the Company's outstanding options and warrants to purchase common stock at June 30, 1996:

              EXPIRATION DATE      EXERCISE PRICE          NUMBER
              ---------------      --------------          ------
              July 31, 1998            $1.50                13,333
              December 31, 1998        $2.00               250,000
              June 28, 2006            $1.50               375,000
              June 26, 2006 (SAR's)    $1.50               140,000
                                                           -------
                                                           778,333
                                                           -------
                                                           -------

    During the year ended June 30, 1996 options to acquire 260,000 shares, at up to $4.00 expired or were surrendered. During the year ended June 30, 1995 options to acquire 52,500 shares exercisable up to $8.00 expired.

NOTE 13 - COMMITMENTS AND CONTINGENCIES LIABILITIES

    The Company is a party to certain claims and lawsuits arising from its business activities. Management, after consultation with counsel, is of the opinion that these actions will not have a materially adverse effect on the financial condition or results of operations of the Company.

    On December 10, 1992 the Company acquired the Rock School Lease from Kinder; the acquisition terms were amended by Kinder and the Company on January 1, 1996. As amended, the acquisition agreement provides for the following consideration:

    1. Commencing January 1, 1996, the reservation of a production royalty of $1.50 per ton for all production, due and payable on the last day of the month following the month of production subject to a minimum annual royalty of $75 in arrears;

                                    AMERALIA, INC.
                          Notes to the Financial Statements
                                June 30, 1996 and 1995

NOTE 13 - COMMITMENTS AND CONTINGENCIES LIABILITIES (Continued)

    2. Starting January 1, 1996, the establishment of a consulting arrangement between Kinder and the Company providing for an annual consulting fee of $25 payable monthly in arrears.

         Minimum amounts due are as follows:

              1997                                $    100
              1998                                     100
              1999                                     100
              2000                                     100
                                                  --------
                   Total                          $    400
                                                  --------
                                                  --------

         These payments will continue while the Company holds the Rock School Lease.

NOTE 14 - RECOVERABILITY OF LEASE ACQUISITION, EXPLORATION AND DEVELOPMENT
          COSTS

    The recoverability of this investment is dependent upon the Company developing mining operations on the lease so that the profitability of mining operations, or prospective mining operations, is sufficient to enable the Company to be able to sell its investment and recover the lease acquisition, exploration and development costs, as well as any subsequent capitalized expenditures.

NOTE 15 - STOCK TRANSACTIONS

    On October 10, 1995 an agreement was signed by the Jacqueline Badger Mars Trust to invest $2,000 by subscribing for 2,000 of Series D Cumulative Convertible Preferred Stock. The preferred stock carries a 10% dividend payable quarterly in restricted common stock at $1.00 per share. The cash has been deposited into an escrow account and as of June 30, 1996 $1,355 of the total has been exercised. The preferred stock is convertible into 2,000,000 shares of common stock until October 31, 2000.

    On October 26, 1995, the Bromley Family Trust, an existing stockholder in the Company, subscribed $80 for 80 shares of Series D Convertible Preferred Stock.

NOTE 16 - SUBSEQUENT EVENTS

    Since June 30, 1996, the Company has drawn from the Jacqueline Badger Mars Trust escrow account a total of $175, leaving a $470 balance available in the escrow account.

    Effective August 31, 1996, the Company issued to each Mr. Gunn and Mr. Hudson 65,000 shares of common stock as a bonus. Mr. Gunn declined the issuance of bonus shares to him, therefore, the shares were never delivered.

    In early 1994, NZI Securities Australia Ltd. ("NZI") threatened to sue the Company based on the principal and interest outstanding on the note payable, secured by the Company's investment in the Rural Investment Trust. In view of the Company's capital requirements for other purposes, principals of the Company were unable to resolve the situation with NZI,

                                    AMERALIA, INC.
                          Notes to the Financial Statements
                                June 30, 1996 and 1995

NOTE 16 - SUBSEQUENT EVENTS (Continued)

    but (at the Company's suggestion) a significant shareholder, Miss Mary
    L. Tiscornia, agreed to attempt to do so provided that appropriate arrangements for satisfaction of the debt could be achieved, including among other things, payment in shares of the Company's stock. In October 1994 Miss Tiscornia, through a partnership consisting of herself and Mr. Bill H. Gunn and Mr. Marvin Hudson, executive officers of the Company, (THG Partnership, "THG") entered into an agreement with NZI to assign the indebtedness from NZI to THG. This assignment was completed on October 5, 1996.

    Once the note was assigned the Company's directors engaged in negotiations with THG which in November 1996 resulted in an agreement to fully satisfy the full NZI debt effective November 21, 1996 by transferring and issuing to THG the following:

              Note receivable South Pacific Grazing                 $103
              Note receivable Wood Rural Finance                     131
              Two shareholder receivables (Tiscornia and Hudson)      32
              Investment in Rural Investment Trust (present value)   450
              100 shares of Series D Convertible Preferred Stock     100

    In addition, THG has an option until November 30, 1996, to sell the RIT units to the Company for $450 payable by the issuance of 450 shares of Series D Preferred Stock. If THG chooses not to exercise this option, THG may, in its discretion during the option period pay $450 in cash to purchase 450 shares of Series D Preferred Stock.

    The net effect of this settlement to the Company is to record a net profit of $92 over book value on the recovery of the assets assigned to THG.

NOTE 17 - CONSULTING AGREEMENT

    On December 21, 1994 the Company entered into a non-exclusive consulting agreement with an engineering firm for a term of five years. The agreement requires the Company to pay a consulting fee equal to 2.5 times the standard rates of the engineering firm's employees for its services provided to the Company. The Company has the option to pay for these services by issuing convertible preferred stock.

NOTE 18 - PREFERRED STOCK

    The following are terms of the various series of preferred stock:

    1. The Company has issued 666,666 shares of Series A Convertible Preferred Stock at $1.50 per share. The shares are convertible into 666,666 shares of common stock until December 12, 1997 and carry a 9% dividend payable annually in restricted common stock.

    2. There are 51,000 shares of Series B Preferred Stock issued at $10 per share. Each share is convertible into 5 shares of common stock for four years until July 1998 and carries a 9% dividend payable annually in restricted common stock.

    3. Series C Convertible Preferred Stock consists of 750 shares issued at $80 per share. Each share is convertible into common stock until April 22, 2005 on the basis of 53 shares of common stock for each share of Series C and carries a 5% dividend payable annually in cash.

    4. There is a provision to issue a total of 2,080 shares of Series D Cumulative Convertible Preferred Stock as detailed in Note 15 of which 1,435 were issued at June 30, 1996. The terms of the Series D Cumulative Convertible Preferred Stock are also disclosed in Note 15.