Form 10-Q
period 1996-09-30
AMERALIA INC
filed 1996-12-06
CIK 811419

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



              Quarterly Report pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996
                          Commission File No. 0-15474




                                AMERALIA, INC.
              -------------------------------------------------
             (Exact name of Company as specified in its charter)





             1155 KELLY JOHNSON BLVD., COLORADO SPRINGS, CO 80920
         -----------------------------------------------------------
                   (Address of Principal Executive Offices)


                                (719) 260 6011
                    --------------------------------------
               (Company's telephone number, including area code)


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

The number of shares outstanding of the Company's $.01 par value common stock as of November 20, 1996 was 2,875,791. Shares of preference stock, $.05 par value, outstanding as of November 20, 1996: 720,496.

                                 AMERALIA, INC.


                               INDEX TO FORM 10-Q



                                                                        Page
                                                                        ----
PART I:     FINANCIAL INFORMATION


Item 1:     Financial Statements

            Consolidated Balance Sheets - September 30,
            1996 and June 30, 1996                                      1-2

            Consolidated Statements of Operations for
            the Quarters ending September 30, 1996 & 1995                3

            Consolidated Statements of Cash Flows for
            the Quarters ending September 30, 1996 & 1995                4

            Notes to Consolidated Financial Statements                   5


Item 2:     Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations.                                               5


PART II:    OTHER INFORMATION

Item 1:     Legal Proceedings                                            7

Item 2:     Changes in Securities                                        7


SIGNATURE                                                                8

                                  AMERALIA INC

                           CONSOLIDATED BALANCE SHEETS

                       Amounts in Thousands of Dollars ($)

                                              Sept 30    June 30
                                                1996        1996
                                              -------    -------

ASSETS

Current Assets:

 Cash at bank                                  $    10   $    21
 Accounts receivable                                 6        39
 Related party receivables                          54        69
 Note receivable, net                              103       103
                                               -------   -------

Total Current Assets:                          $   173   $   232

Non Current Assets:

 Note receivable                                   131       131
 Lease exploration & development costs           2,749     2,735
 Investment in Rural Investment Trust              485       485
 Property & equipment                               22        25
                                               -------   -------

Total Assets:                                  $ 3,560   $ 3,608
                                               -------   -------
                                               -------   -------





                              (Continued over page)

                                  AMERALIA INC

                           CONSOLIDATED BALANCE SHEETS
                       Amounts in Thousands of Dollars ($)


                                                                       Sept 30         June 30
                                                                         1996            1996
                                                                       -------         -------
LIABILITIES & SHAREHOLDERS' FUNDS

Current liabilities:

 Accounts payable                                                       $   229        $   201
 Due to related parties                                                      62             53
 Notes payable - current portion                                            862            844
 Interest payable                                                           409            383
                                                                        -------        -------


 Total Current Liabilities                                                1,562          1,481
                                                                        -------        -------

Other liabilities

 Notes payable - long term                                                    7              9
                                                                        -------        -------

Total other liabilities:                                                      7              9
                                                                        -------        -------

Total liabilities                                                         1,569          1,490
                                                                        -------        -------

Commitments and contingent liabilities                                        -              -

SHAREHOLDERS' EQUITY

 Preferred stock, US$0.05 par value; 1,000,000 authorized;
  720,496 issued at Sept 30 and June 30, 1996:                               36             36
 Common stock, US$.01 par value;  100,000,000 shares
  authorised;  Issued @ Sept 30: 2,827,601 and
  June 30, 1996: 2,717,041:                                                  28             27
 Additional paid in capital                                               9,671          9,486
 Unrealized gain (loss) on securities available for sale                     25             25
 Accumulated deficit                                                     (7,892)        (7,579)
 Foreign currency translation adjustment                                    123            123
                                                                        -------        -------


Total Shareholders' Funds:                                               $1,991        $ 2,118
                                                                        -------        -------


Total Liabilities & Shareholders' Equity:                               $ 3,560        $ 3,608
                                                                        -------        -------
                                                                        -------        -------

                                  AMERALIA INC

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       Amounts in Thousands of Dollars ($)
                                   (Unaudited)

                                                           Qtr          Qtr
                                                         ending       ending
                                                         Sept 30      Sept 30
                                                           1996        1995
                                                         -------      -------

REVENUES

 Interest                                                $     -      $     -
                                                         -------      -------

Total Revenues from Operations:                                -            -
                                                         -------      -------

EXPENSES

 General & administrative                                    233           80
 Depreciation & amortisation                                   3            3
 Interest paid                                                31           33
                                                         -------      -------

Total Expenses:                                              267          116
                                                         -------      -------


LOSS FROM OPERATIONS                                        (267)        (116)
                                                         -------      -------

OTHER INCOME/(EXPENSES)

 Foreign Currency gain/(loss)                                 -            79
                                                         -------      -------

NET INCOME /(LOSS)                                       $  (267)     $   (37)
                                                         -------      -------


  Net loss per share                                     $ (.095)     $ (.014)

  Weighted average
  number of shares ('000)                                  2,796        2,610

                                  AMERALIA INC

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       Amounts in Thousands of Dollars ($)

                                                     Qtr ending   Qtr ending
                                                       Sept 30       Sept 30
                                                        1996          1995
                                                      ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                              ($267)          ($37)

 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                               3              3
  Exchange (gain) loss                                       -            (79)
  (Increase) decrease in:
   Accounts receivable                                      33              5
      Related party receivables                             15             20
   Prepayments                                               -            (75)
  Increase (decrease) in:
   Accounts payable                                         28             34
   Notes payable - short-term                               18             47
      Due to related parties                                 9            (27)
   Interest payable                                         26             31
                                                       -------        -------

Net cash used in operating activities                     (135)           (78)
                                                       -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in Rock School Lease development               (14)           (38)
 Cash received from notes receivable                         -            113
                                                       -------        -------

Cash flows from investing activities                       (14)            75
                                                       -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES
 Cash received from issuance of common stock               111              -
 Cash received from issuance of preferred stock             75              -
 Common stock paid in lieu of dividends                    (46)             -
 Cash payments on long term loans                           (2)            (2)
                                                       -------        -------

Cash flows from financing activities                       138             (2)
                                                       -------        -------

NET INCREASE (DECREASE) IN CASH                            (11)            (5)

Cash at beginning of period                                 21              5
                                                       -------        -------

Cash at end of period                                  $    10        $     -
                                                       -------        -------
                                                       -------        -------

                                 AMERALIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (Amounts in US Dollars, $)


Note 1. - Basis of Presentation.

       The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1997. These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1996.



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                           (Amounts in US Dollars, $)


LIQUIDITY AND CAPITAL RESOURCES

       As reported in the Company's filings on Form 10K, funds are held in an escrow account pursuant to an agreement between the Company and the Jacqueline Badger Mars Trust. Since June 30, 1996 an additional $175,000 has been withdrawn from this account, of which $75,000 was withdrawn during the September quarter, leaving a balance of $470,000 in the escrow account available to the Company.

       In September 1996 a secured creditor, NZI Securities Australia Ltd. ("NZI"), declared a default on indebtedness due to it and advised the Company that it intended to immediately exercise its power of sale over the RIT units held as collateral. This matter was resolved with the assistance of the THG Partnership in a related party transaction as fully described in Item 13(a):
"Related Party Transactions" of the Company's filing on Form 10K for the fiscal year ended June 30, 1996. After negotiations between THG and NZI, THG acquired the Company's debt to NZI on October 5, 1996 and then the Company's independent directors engaged in negotiations with THG which resulted in an agreement to fully satisfy the full NZI debt effective as of November 19, 1996 by transferring to THG the following:

       two Notes Receivable from unaffiliated
             parties (book value)                     A$  460,100
       shareholder receivables (Tiscornia
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

       The net effect of this settlement to the Company is to record a net profit of approximately $92,000 over book value on the recovery of the assets assigned to THG. In particular, it has enabled the Company to recover in excess of written down values of notes receivable held by the Company.

       During the quarter the Company received $18,000 as proceeds from the issuance of short term notes payable, $33,000 from receipt of accounts receivable, $15,000 from related party receivables and $18,000 from the issuance of short term notes receivable. Additional funds were received from an increase in accounts payable of $33,000 and an increase in liabilities to related parties of $9,000. Funds were applied, principally, to the continuing development of the Company's investment in the Rock School Lease and to funding the Company's operating loss for the quarter.

       Throughout the Company's development, funding requirements have been met through the Company's capacity to raise funds from additional equity and the issuance of short term notes payable. The Company is presently engaged in discussions with prospective investors and lending institutions with a view to raising additional capital, although, at the date of this report these discussions have not come to fruition.


RESULTS OF OPERATIONS

       The Company's loss from operations for the quarter was $267,000 compared with $116,000 for the same quarter for the previous year. This increased loss is primarily due to additional work being undertaken to advance the Company's development of its proposed mining activities which, however, cannot be capitalized. The result also included an officer compensation payment of $65,000 which was satisfied through the issuance of a bonus stock grant. Compared with the same quarter for the previous year when the Company gained $79,000 from foreign currency gains, there were no material changes in the exchange rate between the United States and Australian dollars during the current quarter to affect results.


IMPACT OF INFLATION

       The Company believes that its activities are not materially affected by inflation.


EXCHANGE RATE

       At September 30, 1995, US$ = A$1.27


PART II:    OTHER INFORMATION

Item 1:     Legal Proceedings

            None.

Item 2:     Changes in Securities

       During the quarter, 65,000 shares of common stock were granted as a bonus to an officer of the Company and a further 45,560 shares of common stock were issued in lieu of dividends of $45,560 on Series D Preferred Stock.

                                    SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          AMERALIA, INC.





          By:   /s/ Robert van Mourik
             --------------------------
          Robert van Mourik
          Executive Vice President,
          Chief Financial Officer
           Signing on behalf of the Registrant as principal
               financial and accounting officer.

          Date:   29 November 1996