Form 10-Q
period 1996-12-31
AMERALIA INC
filed 1997-02-14
CIK 811419

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


/X/      Quarterly Report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 1996

                                       OR

/ /    Transition Report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                 For the transition period from      to

                           Commission File No. 0-15474





                                 AMERALIA, INC.
-------------------------------------------------------------------------------
              (Exact name of Company as specified in its charter)




              1155 KELLY JOHNSON BLVD., COLORADO SPRINGS, CO 80920
-------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                  (719) 260 6011
-------------------------------------------------------------------------------
                (Company's telephone number, including area code)


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


The number of shares outstanding of the Company's $.01 par value common stock as of February 1, 1997 was 2,935,791. Shares of preference stock, $.05 par value, outstanding as of February 1, 1997: 720,596.

                                 AMERALIA, INC.


                               INDEX TO FORM 10-Q



                                                            Page
                                                            ----
PART I:   FINANCIAL INFORMATION


Item 1:   Financial Statements

          Consolidated Balance Sheets - December 31,
          1996 and June 30, 1996                               1

          Consolidated Statements of Operations for
          the Quarters and Half Years
          ending December 31, 1996 & 1995                      3

          Consolidated Statements of Cash Flows for
          the Half Years ending December 31, 1996 & 1995       4

          Notes to Consolidated Financial Statements           5

Item 2:   Management's Discussion and Analysis of
          Financial Condition and Results
          of Operations.                                       6


PART II:  OTHER INFORMATION

Item 2:   Changes in Securities


SIGNATURE                                                      8

                                  AMERALIA INC

                           CONSOLIDATED BALANCE SHEETS

                       Amounts in Thousands of Dollars ($)

                                                   Dec 31   June 30
                                                    1996     1996
                                                   ------   -------

ASSETS

Current Assets:

  Cash at bank                                        --       21
  Accounts receivable                                 --       39
  Related party receivables                           --       69
  Note receivable - net                               --      103
                                                   -----  -------
Total Current Assets:                              $  --  $   232

Non Current Assets:

  Note receivable                                     --      131
  Lease exploration & development costs            2,755    2,735
  Investment in Rural Investment Trust                --      485
  Property & equipment                                19       25
                                                   -----  -------
Total Assets:                                    $ 2,774  $ 3,608
                                                   -----  -------
                                                   -----  -------


                               (Continued over page)

                                  AMERALIA INC

                           CONSOLIDATED BALANCE SHEETS

                       Amounts in Thousands of Dollars ($)

                                                   Dec 31   June 30
                                                    1996     1996
                                                   ------   -------
LIABILITIES & SHAREHOLDERS' FUNDS

Current liabilities:

  Bank overdraft                                         4       --
  Accounts payable                                     244      201
  Due to related parties                                65       53
  Notes payable - current portion                      352      844
  Interest payable                                      10      383
                                                   -------  -------
  Total Current Liabilities                        $   675  $ 1,481

Other liabilities

  Notes payable - long term                              6        9

Total other liabilities                                  6        9
                                                   -------  -------
Total Liabilities:                                 $   681  $ 1,490
                                                   -------  -------
Commitments and contingent liabilities                  --       --

SHAREHOLDERS' EQUITY

  Preferred stock, US$0.05 par value;
    1,000,000 authorized; 720,596 and
     720,496 issued at December 31
     and June 30, 1996:                                 36       36
  Common stock, US$.01 par value;
    100,000,000 shares authorised;
    Issued @ Dec 31, 1996: 2,935,791
     and @ June 30, 1996: 2,717,041:                    29       27
  Additional paid in capital                         9,977    9,486
  Unrealized gain(loss) on securities
    available for sale                                  --       25
   Accumulated deficit                              (8,072)  (7,579)
  Foreign currency translation adjustment              123      123

Total Shareholders' Funds:                         $ 2,093  $ 2,118
                                                   -------  -------
Total Liabilities & Shareholders' Equity:          $ 2,774  $ 3,608
                                                   -------  -------
                                                   -------  -------

                                  AMERALIA INC

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       Amounts in Thousands of Dollars ($)
                                   (Unaudited)

                                   Qtr      Qtr    Half yr  Half yr
                                 ending   ending   ending   ending
                                 Dec 31   Dec 31   Dec 31   Dec 31
                                  1996     1995     1996     1995
                                 ------   ------   ------   -------
REVENUES

  Recovery of bad debts              134       --      134       --
  Interest                             2       --        2       --
                                 -------  -------  -------  -------
Total Revenues from operations:  $   136  $    --  $   136  $    --

EXPENSES

  General & administrative           171      168      404      248
  Depreciation & amortization          3        3        6        6
  Interest paid                       16       39       47       72
                                 -------  -------  -------  -------
Total Expenses:                  $   190  $   210  $   457  $   326

INCOME/(LOSS) from operations       ($54)   ($210)   ($321)   ($326)

  Loss on disposal of assets         (10)      --      (10)      --
  Foreign currency gain/(loss)        (9)     (82)      (9)      (3)
                                 -------  -------  -------  -------
NET INCOME /(LOSS)                  ($73)   ($292)   ($340)   ($329)
                                 -------  -------  -------  -------

  Net loss per share              ($0.02)   ($.11)  ($0.12)   ($.13)

  Weighted average
  number of shares ('000)          2,881    2,609    2,826    2,609

                                  AMERALIA INC

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       Amounts in Thousands of Dollars ($)
                                   (Unaudited)
                                                    Half yr  Half yr
                                                    ending   ending
                                                    Dec 31   Dec 31
                                                     1996     1995
                                                    ------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         ($340)   ($329)
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                         6        6
    Exchange (gain) loss                                 9        3
    (Increase) decrease in:
      Accounts receivable                               39        5
       Prepayments                                      --      (37)
      Notes receivable                                 234      227
       Related parties receivables                      69       11
    Increase (decrease) in:
      Bank overdraft                                     4       --
      Accounts payable                                  43     (194)
      Notes payable - short-term                      (547)      25
       Due to related parties                           12     (105)
      Interest payable                                (368)     (19)
                                                     -----    -----
Net cash used in operating activities                 (839)    (407)

CASH FLOWS FROM INVESTING ACTIVITIES
  Lease exploration & development expenditure          (20)     (89)
  Disposal of RIT Investment                           450       --
  Purchase of office equipment                          --       (2)
                                                     -----    -----
Cash flows from investing activities                   430      (91)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of preferred stock                          275      580
  Issuance of common stock                             218       --
  Dividends paid                                      (153)     (23)
  Cash received from loan proceeds                      45       --
  Cash payments on loans                                 3      (57)
                                                     -----    -----
Cash flows from financing activities                   388      500

NET INCREASE (DECREASE) IN CASH                        (21)       2

Cash at beginning of period                             21        5
                                                     -----    -----
Cash at end of period                              $    --  $     7
                                                     -----    -----
                                                     -----    -----

                                 AMERALIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       As at December 31 and June 30, 1996
              and for the Periods ended December 31, 1996 and 1995


NOTE 1.   MANAGEMENT ADJUSTMENTS

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's June 30, 1996 Annual Report on Form 10-K. The results of operations for the periods ended December 31, 1996 and 1995 are not necessarily indicative of operating results for the full years.

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

                                 AMERALIA, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                             (Amounts in Dollars, $)

LIQUIDITY AND CAPITAL RESOURCES

     As reported in the Company's filings on Form 10K, funds are held in an escrow account pursuant to an agreement between the Company and The Jacqueline Badger Mars Trust. During the half year to December 31, 1996 an additional $175,000 has been withdrawn from this account, leaving a balance of $470,000 available to the Company even though the existance of these funds is not reflected in the Company's financial statements. Subsequent to December 31, 1996 a further $55,000 has been withdrawn from the escrow account to meet the Company's immediate working capital needs.

     In September 1996 a secured creditor, NZI Securities Australia Ltd. ("NZI"), declared a default on indebtedness due to it and advised the Company that it intended to immediately exercise its power of sale over the RIT units held as collateral. This matter was resolved with the assistance of the THG Partnership in a related party transaction as fully described in Item 13(a):
"Related Party Transactions" of the Company's filing on Form 10K for the fiscal year ended June 30, 1996. After negotiations between THG and NZI, THG acquired the Company's debt to NZI on October 5, 1996 and then the Company's independent directors engaged in negotiations with THG which resulted in an agreement to fully satisfy the NZI debt effective as of November 19, 1996 by transferring to THG two Notes Receivable from unaffiliated parties, two shareholder receivables and the Company's investment in the Rural Investment Trust.

     In addition, the Company agreed to issue to THG 100 shares of its Series D Convertible Preferred Stock. THG also has an option until November 30, 1998, to sell the RIT units to the Company for $450,000 payable by the issue of 450 shares of Series D Preferred Stock. If THG chooses not to exercise this option, THG may, in its discretion during the option period, pay $450,000 in cash to purchase 450 shares of Series D Preferred Stock.

     The net effect of this settlement to the Company is that it has enabled the Company to recover in excess of written down values of notes receivable held by the Company and record a net profit of $117,000 over book value on the recovery of the assets assigned to THG.

     In summary, during the half year the Company received funds from the following sources: $45,000 as proceeds from the issuance of short term notes payable, $39,000 from receipt of accounts receivable, $69,000 from related party receivables and $234,000 from the repayment of deposits. Additional funds were received from an increase in accounts payable of $43,000, bank overdraft of $4,000 and an increase in liabilities to related parties of $13,000. Funds were applied to the repayment of the outstanding debt due to THG in the amount of $915,000, $20,000 to the continuing development of the Company's investment in the Rock School Lease and to funding the Company's operating loss for the quarter.

     Throughout the Company's development, even though it has a history of working capital deficiencies, funding requirements have been met through the Company's capacity to raise funds from additional equity and the issuance of short term notes payable. The Company is presently engaged in discussions with prospective investors and lending institutions with a view to raising additional capital, although, at the date of this report, these discussions have not come to fruition. The Company is in default on a note payable of $17,000 which has been called but not repaid. Management is negotiating with the note holder and arranging settlement of the obligation.


RESULTS OF OPERATIONS

     The Company's loss from operations for the quarter was $73,000 compared with $292,000 for the same quarter for the previous year ($340,000 and $329,000 for the respective half years). This reduced loss for the quarter is primarily due to the recovery of bad debt provisions totalling $134,000 made in previous years on notes receivable held by the Company as discussed above. Compared with the same quarter for the previous year when the Company lost $82,000 from foreign currency movements, the foreign currency loss for the quarter was $9,000 as there were no material changes in the exchange rate between the United States and Australian dollars during the current quarter to affect results.

     As the Company no longer has any significant assets or liabilities measured in Australian dollars, there will not be any further forseeable foreign currency gains or losses.

     During the half year an officer of the Company allegedly violated Section 16(b) of the Securities Exchange Act of 1934 and made a short swing trading profit estimated to be $52,000. Following negotiations between the officer and the Company a settlement was reached on January 17, 1996 and the profit recovered for the benefit of the Company.

IMPACT OF INFLATION

     The Company believes that its activities are not materially affected by inflation.


EXCHANGE RATE

     At December 31, 1996, US$ = A$1.27

PART II:  OTHER INFORMATION

Item 1:   Legal Proceedings

          None.

Item 2:   Changes in Securities

     During the half year, 65,000 shares of common stock were granted as a bonus to an officer of the Company and a further 153,750 shares of common stock were issued in lieu of dividends on Series A, B, and D Preferred Stock.

     In addition, an agreement was reached to issue 100 shares of Series D Preferred Stock valued at $100,000 in part settlement of the debt due to The THG Partnership as discussed above.





                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 AMERALIA, INC.



February 7, 1996         By:  /s/ Robert van Mourik
                              ------------------------------------
                              Robert van Mourik
                              Executive Vice President, Chief Financial Officer
                              and principal financial and accounting officer.