Form 10-Q
period 1997-03-31
AMERALIA INC
filed 1997-05-12
CIK 811419

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X]            Quarterly Report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MARCH 31, 1997

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


              1155 KELLY JOHNSON BLVD., COLORADO SPRINGS, CO 80920
           ----------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (719) 260 6011
                    -----------------------------------------
                (Company's telephone number, including area code)


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


The number of shares outstanding of the Company's $.01 par value common stock as of May 1, 1997 was 3,309,331. Shares of preference stock, $0.05 par value, outstanding as of May 1, 1997 was 720,596.

                                 AMERALIA, INC.


                               INDEX TO FORM 10-Q


                                                                            Page
                                                                            ----
PART I:   FINANCIAL INFORMATION


Item 1:   Financial Statements

          Consolidated Balance Sheets - March 31,
          1997 and June 30, 1996                                             1

          Consolidated Statements of Operations for
          the Quarters and Nine Months
          ending March 31, 1997 & 1996                                       3

          Consolidated Statements of Cash Flows for
          the Nine Months ending March 31, 1997 & 1996                       4

          Notes to Consolidated Financial Statements                         5

Item 2:   Management's Discussion and Analysis of
          Financial Condition and Results
          of Operations.                                                     6


PART II:  OTHER INFORMATION


Item 1:   Legal Proceedings                                                  8

Item 2:   Changes in Securities                                              8


SIGNATURE                                                                    8

                                  AMERALIA INC

                           CONSOLIDATED BALANCE SHEETS

                       Amounts in Thousands of Dollars ($)

                                                             Mar 31     June 30
                                                               1997        1996
                                                            -------     -------
ASSETS

Current Assets:

     Cash at bank                                           $     -     $    21
     Accounts receivable                                          -          39
     Related party receivables                                   19          69
     Prepayments                                                166           -
     Note receivable - net                                        -         103
                                                            -------     -------

Total Current Assets:                                       $   185     $   232

Non Current Assets:

     Note receivable                                              -         131
     Lease exploration & development costs                    2,756       2,735
     Investment in Rural Investment Trust                         -         485
     Property & equipment                                        16          25
                                                            -------     -------

Total Assets:                                               $ 2,957     $ 3,608
                                                            -------     -------
                                                            -------     -------


                              (Continued over page)

                                  AMERALIA INC

                           CONSOLIDATED BALANCE SHEETS

                       Amounts in Thousands of Dollars ($)

                                                             Mar 31     June 30
                                                               1997        1996
                                                            -------     -------
LIABILITIES & SHAREHOLDERS' FUNDS

Current liabilities:

     Bank overdraft                                         $     2     $     -
     Accounts payable                                           265         201
     Due to related parties                                      58          53
     Notes payable - current portion                            280         844
     Interest payable                                            19         383
                                                            -------     -------

     Total Current Liabilities                              $   624     $ 1,481

Other liabilities

     Notes payable - long term                                    7           9
                                                            -------     -------

Total other liabilities                                           7           9
                                                            -------     -------

Total Liabilities:                                          $   631     $ 1,490

Commitments and contingent liabilities                            -           -

SHAREHOLDERS' EQUITY

     Preferred stock, US$0.05 par value;
        1,000,000 authorized; 720,596 issued
        at March 31, 1997 and 720,496
        at June 30, 1996                                         36          36
     Common stock, US$.01 par value;
        100,000,000 shares authorized;
        Issued at Mar 31, 1997: 3,268,356;
        Issued at June 30, 1996: 2,717,041:       2              33          27
     Additional paid in capital                              10,362       9,486
     Unrealized gain (loss) on securities
        available for sale                                        -          25
     Accumulated deficit                                     (8,228)     (7,579)
     Foreign currency translation adjustment                    123         123
                                                            -------     -------

Total Shareholders' Funds:                                  $ 2,326     $ 2,118
                                                            -------     -------

Total Liabilities & Shareholders' Equity:                   $ 2,957     $ 3,608
                                                            -------     -------

                                  AMERALIA INC

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       Amounts in Thousands of Dollars ($)
                                   (Unaudited)

                                          Qtr       Qtr   Nine Mths   Nine Mths
                                       ending    ending      ending      ending
                                       Mar 31    Mar 31      Mar 31      Mar 31
                                         1997      1996        1997        1996
                                      -------   -------   ---------   ---------
REVENUES

     Rural Investment Trust                 -         9           -           9
     Recovery of bad debts                  1         -         135           -
     Other recoveries                      51         -          51           -
     Interest                               -         1           2           1
                                      -------   -------     -------     -------

Total Revenues from operations:       $    52   $    10     $   188     $    10

EXPENSES

     General & administrative             152       151         556         400
     Depreciation & amortization            3         3           9           9
     Interest paid                         13        33          60          96
                                      -------   -------     -------     -------
Total Expenses:                       $   168   $   187     $   625     $   505


INCOME/(LOSS) from operations           ($116)    ($177)      ($437)      ($495)

     Loss on disposal of assets             -         -         (10)          -
     Foreign currency gain/(loss)           -       (30)         (9)        (32)
                                      -------   -------     -------     -------

NET INCOME/(LOSS)                       ($116)    ($207)      ($456)      ($527)
                                      -------   -------     -------     -------

     Net loss per share                ($0.04)    ($.08)     ($0.15)      ($.20)

     Weighted average
     number of shares ('000)            3,072     2,652       2,992       2,652

                                  AMERALIA INC

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       Amounts in Thousands of Dollars ($)
                                   (Unaudited)

                                                        Nine Mths     Nine Mths
                                                           ending        ending
                                                           Mar 31        Mar 31
                                                             1997          1996
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                ($456)        ($527)
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                                9             9
    Exchange (gain) loss                                        9            32
    Loss on disposal of assets                                 10             -
    (Increase) decrease in:
      Accounts receivable                                      39             5
      Notes receivable                                        103           210
      Related parties receivables                              50           (16)
      Prepayments                                            (166)            -
    Increase (decrease) in:
      Bank overdraft                                            2             -
      Accounts payable                                         64          (133)
      Notes payable - short-term                             (892)          (36)
      Due to related parties                                    5           (90)
      Interest payable                                       (364)          (31)
                                                          -------       -------

Net cash used in operating activities                      (1,587)         (577)

CASH FLOWS FROM INVESTING ACTIVITIES
  Lease exploration & development expenditure                 (21)         (440)
  Disposal of RIT investment                                  450             -
  Purchase of plant & equipment                                 -            (2)
                                                          -------       -------

Cash flows from investing activities                          429          (442)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of preferred stock                                 330          1210
  Issuance of common stock                                    552           126
  Payment of dividends                                       (193)         (149)
  Receipt of loan proceeds                                    319             -
  Cash received from note receivable                          131             -
  Cash payments on loans                                       (2)           (1)
                                                          -------       -------

Cash flows from financing activities                        1,137          1186

NET INCREASE (DECREASE) IN CASH                               (21)          167

Cash at beginning of period                                    21             5
                                                          -------       -------

Cash at end of period                                     $     -       $   172
                                                          -------       -------
                                                          -------       -------

                                 AMERALIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     As at March 31, 1997 and June 30, 1996
                and for the Periods ended March 31, 1997 and 1996


NOTE 1.   MANAGEMENT ADJUSTMENTS

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's June 30, 1996 Annual Report on Form 10-K. The results of operations for the periods ended March 31, 1997 and 1996 are not necessarily indicative of operating results for the full years.

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

                                 AMERALIA, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                             (Amounts in Dollars, $)

     As reported in the Company's filings on Form 10K, funds are held in an escrow account pursuant to an agreement between the Company and The Jacqueline Badger Mars Trust. During the nine months to March 31, 1997 an additional $330,000 has been withdrawn from this account, leaving a balance of $415,000 available to the Company even though the existence of these funds is not reflected in the Company's financial statements. Subsequent to March 31, 1997 a further $100,000 has been withdrawn from the escrow account to meet the Company's immediate working capital needs. In addition, the Company issued common stock to unaffiliated Australian investors during the last quarter raising a further $293,500.

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

     The net effect of this settlement is that it has enabled the Company to recover in excess of the written down value of notes receivable held by the Company and record a net profit of $117,000 over book value on the recovery of the assets assigned to THG.

     In summary, during the nine months the Company received funds from the following sources: $450,000 from the disposal of its investment in the Rural Investment Trust, $319,000 as proceeds from the issuance of short term notes payable, $39,000 from receipt of accounts receivable, a net of $50,000 from related party receivables and $234,000 from the repayment of deposits. Additional funds were received from an increase in accounts payable of $64,000, bank overdraft of $2,000 and an increase in liabilities to related parties of $5,000. Funds were applied to the repayment of notes payable of $894,000, $364,000 to accrued interest payable on notes, $166,000 to prepayment of financial consulting fees, $21,000 to the continuing development of the Company's investment in the Rock School Lease and to funding the Company's operating loss for the quarter.

     Throughout the Company's development, even though it has a history of working capital deficiencies, funding requirements have been met through the Company's capacity to raise funds from additional equity and the issuance of short term notes payable. The Company is presently engaged in discussions with prospective investors and lending institutions with a view to raising additional capital, although, at the date of this report, these discussions have not come to fruition. The Company was in default on a note payable of $17,000 which has been repaid, however the Company is now in default on an call note payable with accrued interest totaling $290,000. Management is negotiating with the note holder to arrange settlement of the obligation.


RESULTS OF OPERATIONS

     The Company's loss from operations for the quarter was $116,000 compared with $177,000 for the same quarter for the previous year ($437,000 and $495,000 for the respective nine month periods). This reduced loss for the nine months is primarily due to the recovery of bad debt provisions totaling $135,000 made in previous years on notes receivable held by the Company as discussed above. Compared with the same quarter for the previous year when the Company lost $30,000 from foreign currency movements, there was no foreign currency gain or loss for the quarter as there were no material changes in the exchange rate between the United States and Australian dollars during the current quarter to affect results.

     As the Company no longer has any significant assets or liabilities measured in Australian dollars, there will not be any further foreseeable foreign currency gains or losses.

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


EXCHANGE RATE

     At March 31, 1997, US$ - A$1.27


PART II:  OTHER INFORMATION

Item 1:   Legal Proceedings

          The Registrant is a defendant along with one of its executive officers to a plaint filed in the United States District Court - Southern District of New York as a result of a claim upon the officer to recover, for the benefit of the Registrant, profits resulting from an alleged short swing profit as discussed above. The officer and the Company will defend the action.


Item 2:   Changes in Securities

     During the nine months to end March 1997, 65,000 shares of common stock were granted as a bonus to an officer of the Company, 293,500 shares of common stock were issued for consideration of $1 per share to two Australian non-affiliated investors pursuant to Regulation S and a further 192,815 shares of restricted common stock were issued in lieu of dividends on Series A, B, and D Preferred Stock.

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


                                   AMERALIA, INC.



May 8, 1997                   By:  /s/ Robert van Mourik
                                   ------------------------
                              Robert van Mourik
                                   Executive Vice President, Chief Financial
                                   Officer and principal financial and
                                   accounting officer.