Form 10-K
period 1997-06-30
AMERALIA INC
filed 1997-10-14
CIK 811419

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-K
(Mark one)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Fiscal Year Ended June 30, 1997
OR
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

Commission File No.    0-15474

                                AMERALIA, INC.
           ----------------------------------------------------------
              (Exact name of Company as specified in its charter)

      Utah                                            87-0403973
----------------                              ------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

        1155 Kelly Johnson Blvd, #111, Colorado Springs, CO 80902
      --------------------------------------------------------------
              (Address of Principal Executive Offices)

Company's telephone number, including area code:      (719) 260-6011

Securities registered pursuant to Section 12(b) of the Act:    None.

Securities to be registered pursuant to Section 12(g) of the Act:
                     Common Stock - $.01 Par Value
                    -------------------------------
                           (Title of Class)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                      YES /X/      NO /  /

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be included herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K:                           [  ]

Shares of common stock, $.01 par value, outstanding as of September 3, 1997:
3,355,535. Aggregate market value of the voting stock held by non-affiliates of the Company as of September 3, 1997 was approximately $1,700,000. The estimate is based on an average of bid and ask price per share and 1,750,000 shares estimated to be held by non-affiliates. Shares of preference stock, $.05 par value, outstanding as of September 3, 1997: 720,596.


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

     The Company's primary objective is to recover from this lease through solution mining naturally occurring sodium bicarbonate for the animal feed, industrial, pharmaceutical and food grade markets. The production of sodium bicarbonate will also enable the production of soda ash and caustic soda, chemicals which are widely used in the manufacture of glass, detergents and a variety of inorganic and organic chemicals. Potentially, sodium bicarbonate might be used as an agent for flue gas desulfurization, a market the Company expects will expand as the requirements of the Clean Air Act amendments of 1990 impact industry more significantly. It proposes to achieve this objective by:

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

     The Company has been involved in no bankruptcy, receivership, or similar proceedings, except that a secured creditor, NZI Securities Australia Ltd. ("NZI"), declared a default on indebtedness of approximately A$1,200,000 in September 1996 and advised the Company that NZI intended to immediately exercise its power of sale over the RIT units NZI held as collateral. This debt was subsequently acquired from NZI by the THG Partnership ("THG"), an affiliate of the Company, and the Company then concluded an agreement with THG to settle the debt as discussed more fully in the Company's filing on Form 10-K for the year ended 30 June 1996. The only material reorganization in which the Company has been the acquisition of the federal sodium lease in December 1992, as described in more detail, below.

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

     The animal feed market accounts for approximately 118,000 tons of the existing annual USA/Canada market for sodium bicarbonate. It is the lower priced market with delivered prices in the range of $200-240 per ton. Other markets are at higher prices with pharmaceutical grade selling for approximately $400 per ton. These markets are mature and stable experiencing modest growth. The Company plans to initially supply the animal feed market where it will be used as a rumen buffer, principally for dairy cows. Small amounts in feed rations re-establish normal rumen balance thereby controlling acidotic stress conditions and increasing yields of both milk and butter fat. The Company has entered into marketing arrangements to sell sodium bicarbonate for animal feed. (see "Marketing Arrangements")

     In addition to the animal feed market, there are other potential markets for sodium bicarbonate that may be recovered from the Company's lease, such as the pharmaceutical, industrial and food grade markets. Sodium bicarbonate also might be used as an agent for flue gas desulfurization, a market the Company expects will expand as the requirements of the Clean Air Act amendments of 1990 impact industry more significantly. The Company has not, however, negotiated any relationships with respect to these markets.

     MARKETING ARRANGEMENTS. The Company has signed two agreements and one letter of intent with three long standing distributors of sodium bicarbonate to the livestock industry, although none of these distributors has any obligation to purchase any sodium bicarbonate from the Company, even should the Company achieve production of sodium bicarbonate from its lease (which cannot be assured). These distributors cover most of the United States and Canada. Sodium bicarbonate is used in the preparation of feed mixes. The distributors, which have exclusive arrangements with the Company, will have the opportunity to acquire sodium bicarbonate from the Company at a wholesale price. The contracts will only become effective when the buyers place their first order after the Company commences production.
The Company has no estimate as to when it will have production for sale. The Company has also received a letter from a third distributor indicating a capacity to distribute additional tonnage of sodium bicarbonate.

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

     Two unaffiliated companies hold adjacent or nearby sodium leases issued by the BLM. The adjacent lease is owned by White River Nahcolite Minerals Ltd. Liability Co. (WRNM), a wholly owned subsidiary of North American Chemical Company ("NACC") since August, 1995.

     NaTrona Resources, Inc. ("NaTrona") owns a 39.58% interest in the Yankee Gulch Joint Venture Sodium lease which was issued January 1, 1992.

     Although the sodium resource in the Piceance Creek Basin is believed to be of substantial size, the leases to the Company, WRNM and the Yankee Gulch Joint
Venture are the only leases currently issued by the BLM.   Competition in the
long term is not regarded as being significant since the size of the potential market is so large.

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

     ROCK SCHOOL LEASE -- TERMS. Under the terms of the Rock School Lease, the leaseholder has a preferential right to renew the

Lease at the end of the Lease term under such terms and conditions as may be then prescribed by the Secretary of the Interior, or by applicable law. The Lease currently requires, as a condition to renewal, that sodium must be produced from the lease in paying quantities. Rental is payable annually in advance at the rate of $1 per acre. In addition, production royalties equal to 5% of the gross value of the output at the point of shipment to market are payable. Minimum annual production and rental payments have been agreed upon at the rate of $3 per acre annually.

     EXPLORATION AND DEVELOPMENT WORK TO DATE. When Ameralia acquired Denison, approximately $493,000 had already been invested in various geological, engineering and marketing studies associated with sodium bicarbonate.
Following the Denison Acquisition, the Company has invested a further $1,512,236 in direct expenditures for lease payments, geological and engineering studies including the drilling of a core hole, legal expenses, technical consultants, and advances to the Bureau of Land Management in order to advance the project's development. In addition to this, there were other direct expenditures incurred by the Company in negotiating with and meeting prospective joint venture partners. These amounts have not been precisely determined as they have been expensed in the Company's accounts.

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

     PROPOSED DEVELOPMENT PROGRAM. The Mine Plan submitted to the BLM for approval envisages the development of the resource in stages starting with a plant to produce 50,000 tons per year and then expanding to 500,000 tons per year. Production will be from a 500 foot thick zone at a depth of 2,000 feet to 2,500 feet. Hot water will be injected into the nahcolite bearing rock; the nahcolite will dissolve and be brought to the surface in solution where it will be recrystallized and dried prior to despatch. This in situ solution mining technique has been previously tested in the same resource by Shell Oil (1970-
1972) and has been found to be feasible. Solution mining in other resources is well established. The company's cash cost of production is expected to be about $65 per ton, one-half of estimated existing average industry cash costs.

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

AUSTRALIAN ACTIVITIES

     The Company previously owned real estate and beef cattle in Australia. The real estate was sold in 1989 to an unaffiliated, public Australian real estate investment trust, known as "The Rural Investment Trust" ("RIT"). The Company transferred its interest in the RIT to the THG Partnership ("THG") as part of its settlement of debt referred to above and reported in the Company's filing on Form 10-K for the year ended 30 June 1996. As a result of this agreement to settle the debt, THG has an option to sell this RIT investment to the Company until 18 October 1998 for 450 shares of Series D Convertible Preferred Stock, or alternatively, an option to subscribe $450,000 in cash for 450 shares of the Series D Preferred Stock.

EMPLOYEES

     The Company has no salaried employees other than Mr. Marvin Hudson, Vice President, Investor Relations, who together with Mr. Bill H. Gunn, Chairman and President, and Mr. Robert van Mourik, Executive Vice President, handle the day to-day business activities of the Company as well as maintain its books and records.

     Mr Bill H. Gunn was diagnosed in July 1996 with Lymphoma and has been undergoing treatment in Australia. This has restricted his ability to travel to the United States but he has continued to perform his duties as President and Chief Executive Officer. He has been advised by his doctors that, based upon statistical evidence of people with similar disease receiving the same treatment, he has reason to expect a full remission and return to his normal level of activity by early 1998. He has been advised that he is well enough to travel to the United States in the meantime should that be required.

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

     ------------------------------------------------------
                                        Average Closing
          For the Quarter Ended              Bid
     ------------------------------------------------------

     1995
          September 30                       $2.00
          December 31                        $2.25

     1996
          March 31                           $2.41
          June 30                            $2.33
          September 30                       $2.00
          December 31                        $1.10

     1997
          March 31                           $0.90
          June 30                            $1.65

     ------------------------------------------------------


(b)  HOLDERS.

     (b)(1) The number of record holders of the Company's Common Stock on September 3, 1997 was approximately 446. (This does not include an indeterminate number of shareholders whose shares are held by brokers in street name.)

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

-------------------------------------------------------------------------------

                         SELECTED FINANCIAL DATA
                     AMOUNTS IN THOUSANDS OF DOLLARS
                         (EXCEPT PER SHARE DATA)

                                     Year Ended June 30
                          1997     1996     1995     1994     1993
                          ----     ----     ----     ----     ----
Revenues                    2       60       49       49       60
Net Loss                 (769)    (751)  (1,007)    (569)    (580)
Loss per Share           (.25)    (.28)    (.41)    (.24)    (.29)
Total Assets            3,008    3,608    2,985    3,262    2,868
Total Current
 Assets                    12      232      338      755      739
Total Current
 Liabilities              650    1,481    1,539    1,199      728
Long Term Debt              4        9       14       24        -
Shareholders'
 Equity                 2,354    2,118    1,432    2,039    2,140
Weighted Average
 No. of Shares          3,014    2,653    2,463    2,330    2,257

-------------------------------------------------------------------------------

     This summary should be read in conjunction with the Company's Financial Statements and Notes, included in Part IV of this Annual Report. The Company has not paid a cash dividend since the date of its inception, and does not anticipate doing so in the foreseeable future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


LIQUIDITY AND CAPITAL RESOURCES

SUBSEQUENT TO JUNE 30, 1997

     As detailed below, funds have been held in an escrow account pursuant to an agreement between the Company and the Jacqueline Badger Mars Trust. Since June 30, 1997 the remaining balance of $240,000 has been withdrawn from the escrow account and received by the Company. Additional short term notes payable have been issued raising a further $33,000.

JUNE 30, 1997 AS COMPARED TO JUNE 30, 1996:

     As previously reported in the Company's Annual Report on Form 10-K for year ended 30 June 1996, the Company negotiated a settlement in November 1996 with the THG Partnership ("THG"), a related party, which had acquired a debt previously due to a secured creditor, NZI Securities Australia Ltd. In summary, the Company transferred to THG its interests in the Rural Investment Trust ("RIT"), two notes receivable, two shareholder receivables and an issue of 100 shares of Series D Preferred Stock in settlement of the debt, so enabling the Company to record an additional capital contribution of $116,000 on the value of the assets transferred to THG. In addition, THG has an option until 18 October 1998 to sell the RIT units to the Company for $450,000 payable by the issuance of 450 shares of Series D Preferred Stock, or alternatively, if THG does not exercise this option, to subscribe $450,000 to purchase 450 shares of Series D Preferred Stock.

     The Company received two other subscription applications for the issue of 293,500 shares of common stock at $1 per share from two unaffiliated investors. These funds were also used to retire debt. Additional capital of $405,000 was received for the issue of 405 shares of Series D Preferred Stock pursuant to an agreement between the Company and the Jacqueline Badger Mars Trust. A total of 233,790 shares of common stock were issued in lieu of dividends on Series A, B & D Preferred Stock and 65,000 shares valued at $65,000 were issued as employee compensation. Finally, $51,000 was received by the Company in settlement of an alleged short swing trading violation.

     Further funding of $62,000 was received through an increase in the Company's accounts payable to $263,000 of which $227,000 is due to eight creditors, the largest of whom is owed $167,000. However, $214,000 of the accounts payable is outstanding more than 90 days.

     Funds were applied to the operating loss of the Company, $20,000 was expended in the development of the Rock School Lease project and $225,000 was outlayed in fees in anticipation of a capital raising.

     The Company has historically derived its liquidity from equity investment from existing shareholders as well as new investors. The Company's ability to ensure its long term survival continues to be dependent upon the Company obtaining all permits necessary for the construction of the proposed plant and financing for its construction, estimated to be in excess of $30 million. While the Company is engaged in discussions with prospective investors and financiers to achieve this objective, there can be no assurance that the Company will be able to achieve such financing.

     Total assets decreased during the year to $3,008,000 (1996: $3,608,000; 1995: $2,985,0000) while shareholders funds increased to $2,354,000 (1996:
$2,118,000; 1995: $1,432,000).

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

     The first subscription agreement for $2,000,000 was received from the Jacqueline Badger Mars Trust which is an existing holder of common stock, Series A and B Preferred Stock. The funds were held in an Escrow Account with the Norwest Bank, Denver. An Escrow Agreement between the parties determined the manner in which the money would be released to the Company and then shares of Series D Stock issued to the trust in proportion to the receipt of funds.

     The second subscription agreement for 80 shares of Series D Stock was received from The Bromley Family Trust, an existing holder of common stock and Series B Stock, the funds received and the stock issued.

     In addition, $14,000 was raised through the issue of short term notes payable whilst notes payable were repaid in the amount of $68,000. Preferred stock dividends amounting to $169,315 were paid through the issuance of 107,285 shares of common stock and $23,400 in cash which was reinvested in a subscription for Series D stock. The Company held notes receivable from an Australian debtor and an Australian finance company. The Company recovered from the latter $115,000 in cash and was able to assign a portion of the note in the amount of $113,250 for the payment of expenses incurred by the Company. The balance of the notes outstanding was subsequently assigned to the THG Partnership as reported above.

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

RESULTS OF OPERATIONS

JUNE 30, 1997 AS COMPARED WITH JUNE 30, 1996:

     Historically, revenue has been derived from income distributions from the Company's investment in the Rural Investment Trust and from interest received from two notes receivable. As these assets were deployed early in the year to settle a substantial debt, the Company no longer receives this income. Consequently, revenue was reduced to $2,000 (1996: $60,000; 1995: $49,000).

     General and administrative expenses of $692,000 were comparable to 1996 ($682,000) and less than for 1995 ($919,000) as a result of there being no additional provisions for bad debts. However, the Company does incur an annual liability of $100,000 as a result of royalties due to E. E. Kinder Co. for the Rock School Lease. Consequent to the Company's substantial reduction in debt owing, interest expense was reduced to $70,000 compared with 1996 ($124,000) and 1995 ($105,000). As the Company no longer has assets or liabilities in Australia, there was not a foreign currency gain in 1997 compared with $7,000 in 1996 and $3,000 in 1995. Ultimately, the loss for the year of $769,000 was similar to that for 1996 ($751,000) and substantially less than that in 1995 ($989,000).

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

     --------------------------------------------------------------------------
                                                                    First
                                                                    Elected or
     Name & Age          Position                                   Appointed
     --------------------------------------------------------------------------
     Bill H. Gunn        Chairman of the Board,                     02/08/84
       Age 55            President, & Chief
                         Executive Officer

     Robert van Mourik   Director,                                  09/26/90
       Age 44            Executive Vice President                   01/25/89
                         Chief Financial Officer,
                         Secretary & Treasurer

     Neil E. Summerson   Director                                   09/26/90
       Age 49

     Robert A. Cameron   Director                                   09/26/90
       Age 58

     Marvin Hudson       Vice President,                            11/01/90
       Age 53            Investor Relations
     --------------------------------------------------------------------------


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

NEIL E. SUMMERSON

     Mr. Summerson until 31 July 1997 was the senior partner, and for five years prior was managing partner, in the international accounting firm of Ernst & Young, at its offices in Brisbane, Australia. Prior to 1992, he worked in the Corporate Recovery and Insolvency Division, which is involved in the administration of insolvent companies, as well as providing counsel to small businesses in the area of taxation, audit procedures and management advisory services. Mr. Summerson received his Bachelor of Commerce degree from the University of Queensland in 1968. He is a Fellow of the Institute of Chartered Accountants, an Associate of the Australian Institute of Credit Management, a Registered Public Accountant in Queensland, a registered Company Liquidator in Queensland, an Official Liquidator, and an Officer of the Supreme Court of Queensland.

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

    Based solely on its review of the copies of the reports it received from persons required to file, the Company believes that during the period from November 1, 1992 through October 13, 1997 all filing requirements applicable to its officers, directors and greater than ten-percent shareholders were complied with in accordance with the requirements of said Section 16(a) except as follows: Mr. Marvin Hudson filed Forms 4 in October 1997 reporting transactions which took place in November 1996 and July 1997. Mr. Bill Gunn filed a Form 4 in October 1997 reporting a transaction which took place in November 1996. The Company has no evidence that the Jacqueline Badger Mars Trust, the THG Partnership or Miss M. L. Tiscornia have made any required filings during the 1997 fiscal year or subsequently under said Section 16(a) although the Company believes all these required filings will be completed in October 1997.

ITEM 11.  EXECUTIVE COMPENSATION

(a) SUMMARY COMPENSATION TABLE.

   The following table sets forth information regarding compensation paid to the officers of the Company during the three fiscal years ended June 30, 1997. Two executive officers received compensation in excess of $100,000 during fiscal 1997, as shown below.


                              Annual Compensation ($$)     Long Term Compensation
                            --------------------------------------------------------
                                                                 Awards         Payouts
                                                            -----------------   -------
       (a)            (b)    (c)        (d)        (e)      (f)         (g)       (h)         (i)
                                                            Restricted
     Name and                                               Stock       Options   LTIP        Other
     Position         Year   Salary     Bonus      Other    Awards      & SARs   Payouts   Compensation
-------------------   ----   ------     -----      -----    ------      ------   -------   ------------
                              ($$)      ($$)       ($$)      ($$)        (##)     ($$)        ($$)

Bill H. Gunn
as President and      1997  100,000      -0-     8,000(1)     -0-         -0-      -0-         -0-
Chief Executive       1996  100,000      -0-     8,000(1)     -0-      70,000(2)   -0-         -0-
Officer               1995  100,000      -0-     8,000(1)     -0-         -0-      -0-         -0-

Robert van Mourik     1997   55,000      -0-     8,000(1)     -0-         -0-      -0-         -0-
as Chief Financial    1996   55,000      -0-     8,000(1)     -0-         -0-      -0-         -0-
Officer               1995   55,000      -0-     8,000(1)     -0-         -0-      -0-         -0-

Marvin H. Hudson      1997  174,000      -0-        -0-       -0-         -0-      -0-         -0-
as Vice President,    1996   55,000      -0-        -0-       -0-      70,000(2)   -0-         -0-
Investor Relations    1995   55,000      -0-        -0-       -0-         -0-      -0-         -0-


NOTES:    (1)  Directors fees
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

(c)  OPTION/SAR GRANTED DURING YEAR ENDED JUNE 30, 1997

      Effective August 31, 1996, the Company issued to each of Mr. Gunn and Mr. Hudson 65,000 stock bonus shares. Mr. Gunn declined the issuance of the bonus shares to him and, therefore, the shares were never delivered.

     On June 28, 1996 the Company granted to each of Messrs Bill H. Gunn and Marvin Hudson 70,000 stock appreciation rights comprising a right until June 28, 2006, while employed by the Company, to receive $1.50 for each SAR if the average bid price of the Company's stock is sustained at a minimum level of $3.50 for a period of six months, and to have the indebtedness of the Company satisfied through the issuance of restricted common stock at $1.50 per share.

     The Company has not adopted any other stock option or stock appreciation rights plan. No other stock appreciation rights were granted to any executive officer during the year ended June 30, 1997.

(d)  AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE
     TABLE.

     No executive officer exercised any options or stock appreciation rights during the 1997 fiscal year. The following table sets forth the fiscal year-end value of the options held by the Company's executive officers:

   (a)               (b)           (c)       (d)                (e)
                                                              Value of
                                                              Unexercised
                                            Number of         In-the-money
                                            options at        options at
                                              6/30/97          6/30/97
                                            -----------       --------------
                 Shares Acquired  Value     Exercisable       Exercisable
      Name       on Exercise      Realized  Not-exercisable   Not-exercisable
--------------   ---------------  --------  ---------------   ----------------
                 (##)           ($$)        (##)                ($$)

Mr. Bill H. Gunn              -0-          -0-       140,000        -0-
Mr. Robert van Mourik         -0-          -0-        75,000        -0-
Mr. Marvin H. Hudson          -0-          -0-       140,000        -0-

* Based on the last trade price on June 30, 1997, of $1.31 per share. These options, which are held by Gunn Development Pty. Ltd. and Ahciejay Pty. Ltd., affiliates of Mr. Gunn and Mr. van Mourik respectively, and Mr. Hudson, are exercisable at $1.50 per share and were "out of the money" at 6/30/97.


(e)  LONG TERM INCENTIVE PLAN -- AWARDS IN LAST FISCAL YEAR

     The Company has no long term incentive plans, and consequently has made no such awards.

(f)  DEFINED BENEFIT OR ACTUARIAL PLAN DISCLOSURE

     Not applicable since the Company has not defined benefit or actuarial plans.

(g)  COMPENSATION OF DIRECTORS

     (g)(1)  STANDARD ARRANGEMENTS.

     The directors of the Company each receive $8,000 cash compensation for their services per year. In connection with certain consulting services rendered by them, the Company paid an affiliate of Robert A. Cameron $2,538 for services rendered during the fiscal year ended June 30, 1997, and the Brisbane office of Ernst & Young, of which Neil E. Summerson was managing partner, $8,000 for services rendered during the last fiscal year. In each case, the payments were determined at the following rates: Mr. Cameron: $600 per day; Ernst & Young: normal professional charge out rates per hour. In each case, Messrs. Cameron and Summerson were reimbursed for expenses incurred on behalf of the Company on a fully-accountable basis.

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

(i)  REPORT ON REPRICING OF OPTIONS/SARS.

     Not applicable, as no options or SARs were repriced during the fiscal year ended June 30, 1997.

(j) ADDITIONAL INFORMATION WITH RESPECT TO COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

     A Compensation Committee comprising the non-executive directors of the Board was formed early in 1993 and determined the management fees payable to Messrs. Gunn and van Mourik, as set out above, and the salary paid to Mr. Hudson. Prior to then, the full board of directors was responsible for all compensation decisions. The Compensation Committee is now Mr. Summerson who has not been an officer nor employee of the Company or any of its subsidiaries during the fiscal year ended June 30, 1997, or subsequently. Mr. Summerson does not have any other direct or indirect relationship with the Company requiring disclosure by the Company pursuant to Item 401 of Regulation S-K. Furthermore, no executive officer of the Company served as a member of the Compensation Committee (or similar committee) of another entity which dealt with compensation paid to any member of the Company's Compensation Committee, or with which any other interlocking relationship exists. However, the Company has paid fees to an affiliate of Mr. Summerson as set out in paragraph g(1) above.

(k)  BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     As described above, compensation is paid to Messrs. Gunn and van Mourik under a management services agreement which retains affiliates of Messrs. Gunn and van Mourik. The compensation comprises amounts determined on the basis of salary and an additional amount equal to the directors fees paid to non-
executive directors.   Mr. Hudson receives his compensation directly as an
employee.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     A capitalization table is helpful in understanding the security ownership of certain beneficial owners and management of the Company. The following table sets forth this capitalization information as of June 30, 1997:

                                Number of             Voting Rights
Description of Class             Shares                 per share
--------------------             ------                 ---------
Common Stock                   3,309,331     one vote per share
Series A Preferred Stock         666,666     one vote per share
Series B Preferred Stock          51,000     five votes per share
Series C Preferred Stock             750     ten votes per share
Series D Preferred Stock           2,180     1,000 votes per share

(a) AND (b)    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information as of September 3, 1997 with respect to the ownership of the Common Stock for each director, all officers and directors as a group, and all beneficial owners of more than five percent of the Common Stock. The following shareholders have sole voting and investment power with respect to the shares, unless indicated otherwise. (This does not include shares held in the name of known depositories, such as CEDE & Co., for the benefit of the underlying beneficial shareholders).

----------------------------------------------------------------------

Name & Address            Amount & Nature    Percent   Percent
     of                   of Beneficial      of        of Voting
Beneficial Owner            Ownership        Class     Securities
-----------------------------------------------------------------------

Mr N. E. Summerson          493,116  (1)     14.37%     6.44%
c/o Ernst & Young
1 Eagle St
Brisbane, Qld,
Australia

Bill H. Gunn                899,460  (2)     22.40%     3.69%
"Codrington"
Bowenville, Qld
Australia

Robert van Mourik           220,384  (3)      6.42%     2.24%
127 Central Ave
St Lucia, Qld
Australia

Madeline Ahern              318,755  (4)      8.94%     4.91%
atf The Bromley Family Trust
8th fl, 87 Wickham Tce,
Brisbane,  Qld
Australia

Robert A. Cameron            75,000  (5)      2.19%     -0-%

Marvin H. Hudson            861,813  (6)      20.94%    3.11%



OFFICERS & DIRECTORS
AS A GROUP:               2,074,773          45.59%    15.08%

Jacqueline Badger Mars    3,283,910  (7)     53.42%    50.55%
atf the Jacqueline
Badger Mars Trust dated
Feb 5, 1975 as amended
6885 Elm St., McLean, VA

Mary L Tiscornia            758,095  (8)     18.64%     2.24%
770 Tamalpais Dr, #200
Corte Madera, CA

                           (continued on next page)

-------------------------------------------------------------------------------

Name & Address            Amount & Nature    Percent   Percent
     of                   of Beneficial      of        of Voting
Beneficial Owner            Ownership        Class     Securities
-------------------------------------------------------------------------------

The THG Partnership         550,000  (9)      15.92%    1.54%
c/o M.L. Tiscornia
770 Tamalpais Dr, #200
Corte Madera, CA
-------------------------------------------------------------------------------

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

(2) Comprises 7,500 shares owned by Bill H. Gunn and 131,960 shares owned by Gunn Development Pty. Ltd. (of which Mr. Gunn is a controlling shareholder); options to acquire 140,000 shares at $1.50 up to June 28, 2006; 70,000 Stock Appreciation Rights; and an interest in the THG Partnership as set forth above.

(3) Comprises 500 shares held directly by Mr. van Mourik, 131,259 shares owned by Ahciejay Pty. Ltd. as Trustee for The R.C.J. Trust, and 13,625 shares owned by the R.C.J. Superannuation Fund, both of which Mr. van Mourik and his family are beneficiaries as well as options to acquire 75,000 shares of common stock at $1.50 up to June 28, 2006.

(4) Comprises 108,755 shares, 26,000 shares of Series B Preferred Stock and 80 shares of Series D Preferred Stock. The Bromley Family Trust is a trust for the benefit of relatives of Robert van Mourik's spouse. Neither Mr. van Mourik nor his wife has any direct or indirect interest in the Bromley Family Trust, although Mrs. van Mourik is a contingent, unnamed beneficiary. Neither Mr. nor Mrs. van Mourik has received any distributions from the Bromley Family Trust and neither influences nor controls the decisions of the trustee. See Item 13. Certain Relationships and Related Party Transactions.

(5) Comprises options held by Jacinth Pty. Ltd. a company in which Robert Cameron, a director of the company, is a controlling shareholder, to acquire 75,000 shares at $1.50 up to June 28,

     2006.

(6) Comprises 101,813 shares of common stock, options to acquire 140,000 shares at $1.50 up to June 28, 2006; 70,000 Stock Appreciation Rights; and an interest in the THG Partnership as set forth above.

(7) Comprises 492,244 shares, 666,666 shares of Series A Preferred Stock, 25,000 shares of Series B Preferred Stock and 2,000 shares of Series D Preferred Stock.

(8) Comprises 45,595 shares, options to acquire 162,500 shares of common stock at $2 up to December 31, 1998 and an interest in the THG Partnership as set forth above.

(9) Comprises 100 shares of Series D Preferred Stock and an option until 18 October 1998 to acquire 450 shares of Series D Preferred Stock.

     The foregoing table does not include the possible effect of issuance of up to 113,333 shares pursuant to the exercise of options held by persons who are neither officers, directors, nor significant shareholders of the Company, which options are exercisable as follows:

           13,333 at $1.50 until 31 July     1998
           87,500 at $2.00 until 31 December 1998
          100,000 at $1.00 until  1 March    1999

     As noted above, the Company has issued shares of Series A, B, C and D Preferred Stock. The Company issued 666,666 shares of Series A Preferred Stock at $1.50 per share to the Jacqueline Badger Mars Trust ("Mars Trust"). The shares were convertible into 666,666 shares of common stock until December 10, 1996 and carried a 9% dividend payable annually in restricted common stock. On September 18, 1996, the Mars Trust agreed to extend the period during which the Company would be able to draw down funds then in the Escrow Account which had been created pursuant to an agreement between the Mars Trust and the Company and described above at Item 7. At that time $570,000 remained in that Escrow Account. In consideration for the extension of time to draw down the funds under the Escrow agreement, the Company agreed to extend the time for conversion of the Series A Stock until November 30, 1997. Subsequently, the Company was advised by counsel that it lacked the capacity to make such an extension. When informed of this fact, the Mars Trust stated its wish to convert its Series A Stock and its willingness to do so on the same terms. The Company is discussing the matter with counsel and with the Mars Trust and expects to effect the conversion prior to November 30, 1997. Shareholders of the Company, other than the Mars Trust which is the majority stockholder of the Company, will be asked to approve the exchange ratio agreed upon. Should that exchange ratio not receive shareholder approval, the Mars Trust will have the right to submit the matter to independent arbitration for resolution.

     There are 51,000 shares of Series B Stock issued at $10 per share. Each share is convertible into five shares of common stock until October 29, 1997 and carries a 9% dividend payable annually at the option of the stockholder in restricted common stock at $2 per share. The Mars Trust holds 25,000 shares and an unaffiliated Australian investor holds 26,000 shares. The Mars Trust has notified the Company of its intention to exercise its conversion rights into common stock for the Series B Stock and accrued and unpaid dividends effective October 29, 1997, notwithstanding that the established conversion price of $2 per share of common stock exceeds the current value of the Company's common stock.

     The Series C Stock comprises 750 shares issued at $80 per share. Each share is convertible until April 22, 2005 into common stock on the basis of 53 shares of common stock for each share of Series C Stock and carries a 5% dividend payable annually in cash. The Series C Stock is redeemable at the option of the Company after December 31, 1998 upon giving one month's written notice, but only if the holder fails to exercise its conversion rights.

     The Series D Stock consists of 2,180 shares issued at $1,000 per share. The stock is entitled to a dividend preference of 10% per year, payable quarterly in restricted common stock valued at $1 per share through October 31, 2000. The Series D Stock is convertible into common stock at the option of the holder until October 31, 2000 on the basis of 1,000 shares per share of Series D Stock. The Company may redeem all or any portion of the outstanding shares of Series D Stock at any time upon giving six months notice, but only if the holder fails to exercise its conversion rights. Due to clerical errors the statement of preferences establishing the class of Series D Stock was incorrectly filed with the State of Utah Division of Corporations and a shareholders meeting will be held to rectify deficiencies in the filing.

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

     Loans made to the Company by related parties as detailed in Note 8 to the Financial Statements which states that the Company owed $80,000 to directors and affiliates of the Company at June 30, 1997. This comprised advances to the Company, compensation and directors fees accrued but unpaid.

     As of June 30, 1996 the Company had advances of $35,719 to Gunn Development Pty. Ltd., an affiliate of Mr. Bill H. Gunn, and $26,811 to Mr. Marvin Hudson, an officer of the Company. As of June 30, 1997 the advance to Gunn Development Pty. Ltd. had been repaid and Gunn Development Pty. Ltd. had advanced further funds to the Company; and the advance to Mr. Marvin Hudson had been reduced. The following summarizes these advances during the fiscal year ended June 30, 1997:

     Related Party:                                   Gunn
                                             Development Pty. Ltd.
                                             ---------------------
     Balance at June 30, 1996:                    $ 35,719
     Repayments made during year:                   49,096
     Advances made during year:                       Nil
     Interest accrued:                                Nil

     Balance at June 30, 1997:                    $(13,377)
                                                  ---------

     Officer:                                   Mr. M. Hudson
                                                -------------

     Balance at June 30, 1996:                     $26,811
     Advances made during year:                     49,354
     Repayments made during year                    66,101
     Interest accrued:                                 Nil

     Balance at June 30, 1997:                     $10,064
                                                   -------

     These advances bear no interest, are due on demand, and are not evidenced by promissory notes. Mr. Marvin Hudson repaid his entire balance due following the end of the fiscal year.

     During the year, dividends of $233,790 became payable on the Series A, Series B and Series D Preferred Stock and the Company, upon the agreement of the investors, paid this dividend through the issuance of 233,790 shares of restricted common stock in accordance with the statements of preferences. In October 1995, the Jacqueline Badger Mars Trust, holder of all the Series A Preferred Stock and a portion of the Series B Preferred Stock, entered into an agreement to purchase 2,000 shares of Series D Preferred Stock, which shares have the preferences and conversion privileges discussed elsewhere herein. The funds used to subscribe for the shares were held in an escrow account, pending disbursement in accordance with the provisions of the escrow agreement. As at June 30, 1997 $1,760,000 was disbursed under the agreement for the issue of 1,760 shares of Series D Preferred Stock. The remaining $240,000 was disbursed in September 1997 for the issue of another 240 shares.

     In September 1996, a secured creditor, NZI Securities Australia Ltd. ("NZI"), declared a default on indebtedness of approximately A$1,200,000 and advised the Company that NZI intended to immediately exercise its power of sale over the RIT units NZI held as collateral. This debt was subsequently acquired from NZI by the THG Partnership ("THG"), an affiliate of the Company, and the Company then concluded an agreement with THG to settle the debt as discussed more fully in the Company's filing on Form 10-K for the year ended 30 June 1996.

     As a part of the settlement the Company agreed to issue to THG 100 shares of its Series D Convertible Preferred Stock. In addition, THG has an option until 18 October, 1998, to sell the RIT units to the Company for $450,000 payable by the issue of 450 shares of Series D Preferred Stock. If THG chooses not to exercise this option, THG may, in its discretion during the option period pay $450,000 in cash to purchase 450 shares of Series D Preferred Stock.

Satisfaction of Section 16(b) Liability

     As a result of a sale of the Company's common stock made by Mr. Hudson in May 1996 and an acquisition in August 1996, allegations were made on behalf of a shareholder that Mr. Hudson was liable under Section 16(b) of the Securities Exchange Act of 1934 for certain profits. The Company engaged in discussions with Mr. Hudson as to the existence of these liabilities and a resolution was achieved in January 1997 when Mr. Hudson tendered $51,727 to the Company in satisfaction of his alleged liability of $52,000. In addition, Mr. Hudson surrendered 5,000 shares of common stock to the Company for cancellation in July 1997.

Conversion of Series of Preferred Stock into Common Stock

     Mrs Jacqueline Badger Mars has notified the Company of her intention as trustee of the Jacqueline Badger Mars Trust to convert its holdings of Series A and Series B Convertible Preferred Stock into common stock as discussed above more fully at Item 12..




(b)(1)-(4)     CERTAIN BUSINESS RELATIONSHIPS

     See Item 13(a), above.

(b)(5) No nominee or director of the Company is, or has been, a partner or executive officer of any investment banking firm that has performed services for the Company during the last fiscal year or that the Company proposes to have perform services during the current year.

(b)(6) The Company is not aware of any other relationship between its directors and the Company that are similar in nature and scope to those rela tionships listed in paragraphs (b)(1) through (5) of this Item 13 except as described above.

(c)  INDEBTEDNESS OF MANAGEMENT.

     No director, executive officer, nominee for election as a director, any member of the immediate family of any of the foregoing, or any corporation or organization of which any of the foregoing persons is an executive officer, partner or beneficial holder of ten percent or more of any class of equity securities, or any trust or other estate in which any such person has a sub stantial beneficial interest or as to which such person serves as a trustee or in a similar capacity, was indebted to the Company at any time, except as disclosed in Item 13(a), above.

(d)  TRANSACTIONS WITH PROMOTERS:  Not applicable.

                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

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

10.10 (f) U.S. Government Sodium Lease

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

Date:  October 13, 1997

                                       AMERALIA, INC.



                                       By: /s/ Bill H. Gunn
                                           -----------------------
                                           Bill H. Gunn, President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




  /s/ Bill H. Gunn          Principal Executive    Date:  10/13/97
--------------------------- Officer and Director        --------------
Bill H. Gunn




 /s/ Robert van Mourik      Secretary, Treasurer   Date:  10/13/97
--------------------------- Principal Financial         --------------
Robert C. J. van Mourik     and Accounting Officer,
                            and Director


 /s/ Robert A. Cameron      Director               Date:  10/13/97
---------------------------                             --------------
Robert A. Cameron


 /s/ Neil E. Summerson      Director               Date:  10/13/97
---------------------------                             --------------
Neil E. Summerson

                        AMERALIA, INC.

                      Financial Statements

                     June 30, 1997 and 1996

                        C O N T E N T S


Independent Auditors' Report................................... 3

Balance Sheets................................................. 4

Statements of Operations....................................... 6

Statements of Stockholders' Equity............................. 7

Statements of Cash Flows....................................... 9

Notes to the Financial Statements............................. 11

                  INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders of Ameralia, Inc.
Colorado Springs, Colorado

We have audited the accompanying balance sheets of Ameralia, Inc. as of June 30, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 1997, 1996 and 1995.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ameralia, Inc. as of June 30, 1997 and 1996, and the results of its operations and its cash flows for the years ended June 30, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 19 to the financial statements, the Company has suffered recurring losses and has a working capital deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 19. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jones, Jensen & Company
September 12, 1997

                            AMERALIA, INC.
                            Balance Sheets
                           Amounts in $'000

                                    ASSETS
                                                                         June 30,
                                                                  ---------------------
                                                                    1997       1996
                                                                  ---------   ---------
CURRENT ASSETS

 Cash (Note 1)                                                    $       2   $      21
 Accounts receivable                                                    -            39
 Related party receivables (Note 2)                                      10          69
 Net realizable value of notes receivable - current (Note 3)            -           103
                                                                  ---------   ---------

    Total Current Assets                                                 12         232
                                                                  ---------   ---------

FIXED ASSETS, net (Note 7)                                               16          25
                                                                  ---------   ---------
OTHER ASSETS

 Note receivable, net (Note 6)                                          -           131
 Lease acquisition, exploration and development costs (Note 4)        2,755       2,735
 Investment (Note 5)                                                    -           485
 Deferred stock offering costs (Note 1)                                 225         -
                                                                  ---------   ---------

    Total Other Assets                                                2,980       3,351
                                                                  ---------   ---------
    TOTAL ASSETS                                                  $   3,008   $   3,608
                                                                  ---------   ---------
                                                                  ---------   ---------

The accompanying notes are an integral part of these financial statements.

                            AMERALIA, INC.
                      Balance Sheets (Continued)
                           Amounts in $'000


                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            June 30,
                                                                     ---------------------
                                                                       1997       1996
                                                                     ---------   ---------
CURRENT LIABILITIES

 Accounts payable                                                    $     263   $     201
 Due to related parties (Note 8)                                            80          53
 Notes payable - current portion (Note 9)                                  284         844
 Interest payable                                                           23         383
                                                                     ---------   ---------

    Total Current Liabilities                                              650       1,481
                                                                     ---------   ---------

LONG-TERM LIABILITIES

Notes payable (Note 9)                                                      4           9
                                                                     ---------   ---------

     Total Long-Term Liabilities                                             4           9
                                                                     ---------   ---------

     Total Liabilities                                                     654       1,490
                                                                     ---------   ---------

COMMITMENTS AND CONTINGENCIES (Note 13)


STOCKHOLDERS' EQUITY

 Preferred stock, $0.05 par value; 1,000,000 authorized;
  720,356 and 719,851 issued and outstanding,
  respectively                                                              36          36
 Common stock, $0.01 par value; 100,000,000 shares
  authorized; 3,329,331 and 2,717,041 issued and
  outstanding, respectively                                                 33          27
 Additional paid-in capital                                             10,744       9,486
 Unrealized gain on securities available for sale, net (Note 5)            -            25
 Accumulated deficit                                                    (8,582)     (7,579)
 Foreign currency translation adjustment (Note 1)                          123         123
                                                                     ---------   ---------

     Total Stockholders' Equity                                          2,354       2,118
                                                                     ---------   ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $   3,008  $    3,608
                                                                     ---------   ---------
                                                                     ---------   ---------


The accompanying notes are an integral part of these financial statements.

                            AMERALIA, INC.
                       Statements of Operations
                           Amounts in $'000

                                                     For the Years Ended June 30,
                                                  ---------------------------------
                                                     1997        1996        1995
                                                  ---------   ---------   ---------
REVENUES

  Investment income                               $     -      $     17   $      10
  Interest                                                2          43          39
                                                  ---------   ---------   ---------
     Total Revenues                                       2          60          49
                                                  ---------   ---------   ---------

EXPENSES

  General and administrative                            692         682         919
  Depreciation and amortization                           9          12          14
  Interest                                               70         124         105
                                                  ---------   ---------   ---------
     Total Expenses                                     771         818       1,038
                                                  ---------   ---------   ---------
LOSS FROM OPERATIONS                                   (769)       (758)       (989)
                                                  ---------   ---------   ---------
OTHER INCOME (EXPENSE)

  Foreign currency gain (loss)                          -             7           3
  Realized gain (loss) on non-current asset             -          -            (21)
                                                  ---------   ---------   ---------
     Total Other Income (Expense)                       -             7         (18)
                                                  ---------   ---------   ---------
NET LOSS BEFORE INCOME TAX EXPENSE                     (769)       (751)     (1,007)

  Income tax expense                                    -          -            -
                                                  ---------   ---------   ---------
NET LOSS                                          $    (769)   $   (751)  $  (1,007)
                                                  ---------   ---------   ---------
                                                  ---------   ---------   ---------
LOSS PER SHARE                                    $   (0.26)   $  (0.28)  $   (0.41)
                                                  ---------   ---------   ---------
                                                  ---------   ---------   ---------
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                   3,014       2,653       2,463
                                                  ---------   ---------   ---------
                                                  ---------   ---------   ---------


The accompanying notes are an integral part of these financial statements.

                                           AMERALIA, INC.
                                 Statements of Stockholders' Equity
                                          Amounts in $'000


                                                                             Unrealized                           Foreign
                                  Preferred Stock    Common Stock  Additional   Gain                              Currency
                                  --------------- ----------------  Paid-in  (Loss) on  Subscription Accumulated Translation
                                  Shares  Amount   Shares   Amount  Capital  Securities  Receivable    Deficit   Adjustment   Total
                                  ------- ------  --------- ------ --------- ----------  ----------  ----------  ----------  ------
Balance, June 30, 1994            717,666 $    36 2,378,506 $   24 $   7,512 $    -      $      (78) $   (5,578) $      123  $2,039

Shares issued for cash and
 extinguishment of debt               -      -      160,000      1       261      -            -          -             -       262

Shares issued in lieu of dividends    -      -       71,250      1       111      -            -          -             -       112

Issuance of Series C preferred
 for cash                             750    -          -      -          60      -            -          -             -        60

Payment received on Series B
 stock subscriptions                  -      -          -      -         -        -              78       -             -       -

Dividends paid                        -      -          -      -         -        -            -           (112)        -      (112)

Net loss for the year ended
 June 30, 1995                        -      -          -      -         -        -            -         (1,007)        -    (1,007)
                                  ------- ------  --------- ------ --------- ----------  ----------  ----------  ----------  ------
Balance, June 30, 1995            718,416     36  2,609,756     26     7,944      -            -         (6,697)        123   1,432

Shares issued in lieu of dividends    -      -      107,285      1       107      -            -            -           -       108

Issuance of series D preferred
 stock for cash                     1,435    -          -      -       1,435      -            -            -           -     1,435

Dividends paid                        -      -          -      -         -        -            -           (131)        -      (131)

Unrealized gain on securities
 available for sale                   -      -          -      -         -         25          -            -           -        25

Net loss for the year
 ended June 30, 1996                  -      -          -      -         -        -            -           (751)        -      (751)
                                  ------- ------  --------- ------ --------- ----------  ----------  ----------  ----------  ------
Balance, June 30, 1996            719,851 $   36  2,717,041 $   27 $   9,486 $      25   $      -        (7,579) $      123  $2,118
                                  ------- ------  --------- ------ --------- ----------  ----------  ----------  ----------  ------


The accompanying notes are an integral part of these financial statements.

                                           AMERALIA, INC.
                           Statements of Stockholders' Equity (Continued)
                                          Amounts in $'000


                                                                             Unrealized                           Foreign
                                  Preferred Stock    Common Stock  Additional   Gain                              Currency
                                  --------------- ----------------  Paid-in  (Loss) on  Subscription Accumulated Translation
                                  Shares  Amount   Shares   Amount  Capital  Securities  Receivable    Deficit   Adjustment   Total
                                  ------- ------  --------- ------ --------- ----------  ----------  ----------  ----------  ------

Balance, June 30, 1996            719,851 $   36  2,717,041 $   27 $   9,486 $     25    $     -     $   (7,579) $      123  $2,118

Shares issued for cash and
 extinguishment of debt               -      -      358,500      4       354      -            -            -           -       358

Shares issued in lieu of dividends    -      -      233,790      2       232      -            -            -           -       234

Issuance of Series D preferred
 stock for cash                       405    -          -      -         405      -            -            -           -       405

Issuance of Series D preferred
 stock for extinguishment of
 debt (Note 16)                       100    -          -      -         100      -            -            -           -       100

Dividends paid                        -      -          -      -         -        -            -           (234)        -      (234)

Unrealized loss on securities
 available for sale                   -      -          -      -         -        (25)         -            -           -       (25)

Additional capital contributed        -      -          -      -         167      -            -            -           -       167

Net loss for the year ended
 June 30, 1997                        -      -          -      -         -        -           (769)         -                  (769)
                                  ------- ------  --------- ------ --------- ----------  ----------  ----------  ----------  ------
Balance, June 30, 1997            720,356 $   36  3,309,331 $   33 $  10,744 $    -      $     -     $   (8,582) $      123  $2.354
                                  ------- ------  --------- ------ --------- ----------  ----------  ----------  ----------  ------
                                  ------- ------  --------- ------ --------- ----------  ----------  ----------  ----------  ------


The accompanying notes are an integral part of these financial statements.

                             AMERALIA, INC.
                        Statements of Cash Flows
                            Amounts in $'000

                                                               For the Years Ended June 30,
                                                         ---------------------------------------
                                                           1997            1996          1995
                                                         --------        --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                               $   (769)       $  (751)      $(1,007)
  Adjustments to Reconcile Net Loss to Net
   Cash Used by Operating Activities:
     Bad debt                                                 -                62           267
     Stock issued for services rendered                        65             -             -
     Expenses paid with note receivable and note payable      -               136           -
     Depreciation                                               9              12            14
     Exchange (gain) loss                                     -                (7)           (3)
     Realized loss on investments                             -               -              21
  Change in operating Assets and Liabilities
    (Increase) decrease in accounts and
     interest receivable                                       39             (76)           26
    (Increase) decrease in related party receivables           59             (41)          -
    (Increase) decrease in other assets                      (225)            -             -
    (Increase) decrease in loss on disposal of assets         -               -               1
    Increase (decrease) in accounts payable                    89            (123)          209
    Increase (decrease) in interest payable                    13               8            77
                                                         --------        --------      --------
          Net Cash Used in Operating Activities              (720)           (780)         (395)
                                                         --------        --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES

  Lease acquisition, exploration and development
   expenditure                                                (20)           (675)          (49)
  Purchase of property and equipment                          -                (2)          -
  Cash received from notes receivable                         -               115             6
                                                         --------        --------      --------
          Net Cash Used in Investing Activities          $    (20)       $   (562)     $    (43)
                                                         --------        --------      --------

The accompanying notes are an integral part of these financial statements.

                             AMERALIA, INC.
                  Statements of Cash Flows (Continued)
                            Amounts in $'000


                                                               For the Years Ended June 30,
                                                         ---------------------------------------
                                                           1997            1996          1995
                                                         --------        --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES

  Cash received from issuance of preferred stock         $    405        $  1,412      $     60
  Cash received from issuance of common stock                 -               -             150
  Cash received from notes                                    321              14           132
  Cash received from stock subscriptions                      -               -              78
  Payments on note payable                                    (55)            (68)          -
  Additional capital contributed                               50             -             -
                                                         --------        --------      --------
      Net Cash Provided by Financing Activities               721           1,358           420
                                                         --------        --------      --------
NET INCREASE (DECREASE) IN CASH                               (19)             16           (18)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                             21               5            23
                                                         --------        --------      --------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                                             $      2        $     21      $      5
                                                         --------        --------      --------
                                                         --------        --------      --------
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION

  Income taxes                                           $    -          $    -        $    -
  Interest                                               $     48        $     82      $      3
NON-CASH FINANCING ACTIVITIES

  Common stock issued for payment of obligations         $    393        $    -        $    112
  Common stock issued for services rendered              $     65        $    -        $    -
  Payment of preferred stock dividends through
   the issuance of additional common stock               $    234        $   108       $    112
  Conversion of accounts payable and accrued
   interest into a note payable                          $    -          $   -         $    299
  Payment of series B dividend by issuing series
   D preferred stock                                     $    -          $    23       $    -
  Unrealized gain on securities available-for-sale       $   (25)        $    25       $    -


The accompanying notes are an integral part of these financial statements.

                            AMERALIA, INC.
                  Notes to the Financial Statements
                        June 30, 1997 and 1996
                           Amounts in $'000

NOTE 1 -    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a.  Organization

      Ameralia, Inc. (the "Company") was originally incorporated under the laws of the State of Utah on June 7, 1983, as Computer Learning Software, Inc. After a change in control of the Company in January, 1984, the Company has been primarily engaged in establishing a chemical business in the manufacture of sodium bicarbonate and related products in Colorado, United States.

      On January 19, 1993, the Company effected a reverse split of its common stock of 40 to 1. All shares have been adjusted to reflect the effect of the reverse split.

      On November 15, 1989, the Company acquired Denison Resources (USA) Corporation ("Denison") which had subleased an interest in a federal sodium bicarbonate lease from an unaffiliated owner. Subsequently, on December 10, 1992, the Company received an assignment of the lease from the previous owner. This lease incudes a substantial, naturally occurring, rare deposit of sodium bicarbonate in Colorado, USA. Denison has not maintained its corporate charter under Delaware law and, therefore, has no remaining interest in the lease.

      The Company's primary objective is to recover from this lease through solution mining the naturally occurring sodium bicarbonate for the animal feed, industrial, pharmaceutical and food grade markets. The production of sodium bicarbonate will also enable the production of soda ash and caustic soda, chemicals which are widely used in the manufacture of glass, detergents and a variety of inorganic and organic chemicals. Potentially, sodium bicarbonate might be used as an agent for flue gas desulfurization, a market the Company expects will expand as the requirements of the Clean Air Act amendments of 1990 impact industry more significantly. It proposes to achieve this objective by:

      1) finalizing approval of a Mining Plan to enable the construction of a mine and associated plant for the production of sodium bicarbonate;

      2) the raising of sufficient capital to commence mining and processing operations on the Company's lease; or

      3) seeking qualified joint venture partners for the development of its sodium bicarbonate resource if that is more beneficial to the Company.

      The Company has entered into two agreements and one letter of intent with three longstanding distributors of sodium bicarbonate to the livestock industry, although none of these distributors has any obligation to purchase any sodium bicarbonate from the Company, even should the Company achieve production of sodium bicarbonate from its lease (which cannot be assured). These distributors cover most of the United States. Sodium bicarbonate is used in the preparation of animal feed mixes where it acts as a rumen buffer to increase dairy cow milk production.

      b.  Accounting Method

      The Company's financial statements are prepared using the accrual method of accounting. The

      Company has elected a June 30, year-end.

                            AMERALIA, INC.
                  Notes to the Financial Statements
                        June 30, 1997 and 1996
                           Amounts in $'000


NOTE 1 -    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

      c.  Cash

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

      d.  Reporting Currency and Remeasurement

      The Company's financial statements are reported in its reporting currency, the United States dollar. Remeasurement of Australian assets, liabilities and operations into United States dollars results in foreign currency gains and losses which are reflected in the statements of operations.

      e.  Property and Equipment

      Property and equipment are stated at cost, less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the assets ranging from 3 to 30 years. Expenditures for property additions and betterments are capitalized at cost. Maintenance and repairs are charged to expense when incurred.

      f.  Income Taxes

      At June 30, 1997, the Company had net operating loss carryforwards of approximately $2,440 that may be offset against future taxable income from the year 2000 through 2012. No tax benefit has been reported in the June 30, 1997 financial statements because the Company believes that the carryforwards are more likely than not to expire unused. Accordingly, the potential tax benefit is offset by a valuation allowance of the same amount.

      g.  Net Loss Per Share

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

      h.  Estimates

      Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

                            AMERALIA, INC.
                  Notes to the Financial Statements
                        June 30, 1997 and 1996
                           Amounts in $'000

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

       i.  Concentrations of Risk

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

       j.  Investments

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

       k.  Deferred Stock Offering Costs

       The Company has incurred costs of $225 in connection with a proposed stock offering of $30,000. The fund raising agreement is still in effect although the funds have not been raised. If the offering is completed, the stock offering costs will be netted with the proceeds. If the offering fails, the costs will be expensed.

NOTE 2 -  RELATED PARTY RECEIVABLES

       The Company occasionally issues advances to related parties who have supported the Company over the years. The balance due from related parties at June 30, 1997 and 1996 totals $10 and $69, respectively.

NOTE 3 -  NET REALIZABLE VALUE OF NOTES RECEIVABLE

       The Company held at June 30, 1996, an unsecured note receivable from an unrelated Australian finance company as a result of placing funds from a stock issuance on deposit. The note receivable was due upon demand, earning 4% per annum. The note receivable was transferred to a related company prior to June 30, 1997 in payment of an outstanding debt (See
       Note 16).


                                                        June 30,
                                                    ------------------
                                                     1997        1996
                                                    -------    -------
        Principal                                   $  -       $  748
        Accrued interest                               -           85
        Less allowance for uncollectables              -         (730)
                                                    -------    -------
        Net balance                                 $  -       $  103
                                                    -------    -------
                                                    -------    -------

                            AMERALIA, INC.
                  Notes to the Financial Statements
                        June 30, 1997 and 1996
                           Amounts in $'000


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

                            AMERALIA, INC.
                  Notes to the Financial Statements
                        June 30, 1997 and 1996
                           Amounts in $'000


NOTE 4 - LEASE ACQUISITION, EXPLORATION AND DEVELOPMENT COSTS (Continued)

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

       Based on the foregoing information, the Company believes that the nahcolite deposit within the Rock School Lease is of significant size. However, not all of this resource can be recovered with existing technology. Until the resource is brought into production or until substantial additional engineering work is accomplished, the viability of economic recoverability cannot be established.

       The Company has capitalized costs associated with the acquisition of the lease site and certain other costs associated with the development of the resource. All other costs incurred in developing the resource are expensed as period costs (Note 14).

NOTE 5 - INVESTMENT IN THE RURAL INVESTMENT TRUST

       On November 16, 1988, the Company acquired 1,059,459 units valued at $790 in The Rural Investment Trust ("RIT") as a result of the sale of property to the Trust. The RIT is an Australian public, unlisted real estate investment trust which invests in agriculturally oriented properties. It is managed by a wholly-owned subsidiary of National Mutual Life, a large life insurance company in Australia.

       As discussed in Note 16, the Company transferred all of its rights and ownership in the investment trust to a related company in payment of an outstanding debt. This transaction occurred prior to June 30, 1997.

NOTE 6 - NOTE RECEIVABLE

       In June, 1991 the Company sold its entire breeding herd of cattle and received a 6% note from the purchaser in the amount of $296, repayable over three years in quarterly payments of $25 due at the end of March, June, September and December of each year. The note was secured by a stock mortgage over the cattle herd. As discussed in Note 16, this receivable was transferred to a related company in payment of an outstanding debt prior to June 30, 1997.

                                                        June 30,
                                                    ------------------
                                                     1997        1996
                                                    -------    -------
           Note receivable                          $   -      $   179
           Less allowance for uncollectibles            -          (48)
                                                    -------    -------
           Net balance                              $   -      $   131
                                                    -------    -------
                                                    -------    -------

                            AMERALIA, INC.
                  Notes to the Financial Statements
                        June 30, 1997 and 1996
                           Amounts in $'000

NOTE 7 -  FIXED ASSETS

       Fixed assets consist of office furniture and equipment as follows:

                                                        June 30,
                                                    ------------------
                                                     1997        1996
                                                    -------    -------
          Vehicle                                   $    34    $    34
          Equipment                                      34         34
          Less accumulated depreciation                 (52)       (43)
                                                    -------    -------
                                                    $    16    $    25
                                                    -------    -------
                                                    -------    -------


       Depreciation expense for the years ended June 30, 1997, 1996 and 1995 was $9, $12 and $14, respectively.

NOTE 8 -  DUE TO RELATED PARTIES

       The Company owed $80 and $53 to affiliates of the Company at June 30, 1997 and 1996, respectively. This liability is comprised of advances to the Company, accrued compensation and unpaid directors fees at June 30, 1997.

                            AMERALIA, INC.
                  Notes to the Financial Statements
                        June 30, 1997 and 1996
                           Amounts in $'000

NOTE 9 -  NOTES PAYABLE - LONG TERM

        Notes payable consist of  the following amounts:
                                                                 June 30,
                                                             ----------------
                                                              1997      1996
                                                             -------  -------
        Note payable to investors; unsecured, due on
         demand; at 10% interest.                            $     4   $   21
        Notes payable to investors; unsecured, due on
         demand; interest free.                                  -          8
        Note payable to financial institution; principal
         and interest payment of $568 due monthly;
         at 9.5% interest; secured by vehicle.                     10       15
        Note payable to an investor; unsecured, due
         December 9, 1997; at 20% interest.                        2      -
        Note payable Raytheon Engineers & Constructors,
         Inc; unsecured, due upon a 90 day demand; at
         12% interest.                                           272      272

        Note payable to NZI Securities Australia Ltd; past
         due as of January 27, 1992; interest due quarterly
         at 2.5% over the 90 day bankbill rate; secured by a
         charge over the RIT investment (See Note 16).           -        537
                                                             -------  -------
                                                                 288      853

           Less current portion                                 (284)    (844)
                                                             -------  -------
           Total Long-Term Notes Payable                     $     4  $     9
                                                             -------  -------
                                                             -------  -------
        Principal maturities are as follows:

           1998                                                       $   284
           1999                                                             4
           2000 and thereafter                                            -
                                                                      -------
                                                                      $   288
                                                                      -------
                                                                      -------

NOTE 10 - SEGMENT INFORMATION

        The Company previously was engaged in the acquisition of diverse business investments in North America and Australia. However, the current focus of the Company is the development of its sodium bicarbonate lease in Colorado. The Company has been engaged in rural operations which consisted of cattle management, trading, breeding and embryo transplants. Other investments consisted of an investment in The Rural Investment Trust (See Note 5).

                            AMERALIA, INC.
                  Notes to the Financial Statements
                        June 30, 1997 and 1996
                           Amounts in $'000

NOTE 10 - SEGMENT INFORMATION (Continued)

        Summarized financial information concerning these industry segments follows:

                                                  Mining   Investments and
                                                Operations     Corporate     Consolidated
                                                ----------  --------------   ------------
        1997
        ----
        Revenue - non-affiliates                $    -      $      2         $    2
        Net (loss)                                 (513)        (256)           (769)
        Depreciation and amortization
         expenses                                   -              9               9
        Identifiable assets                       2,755          253           3,008
        Purchase of property and equipment          -            -               -

        1996
        ----
        Revenue - non-affiliates                $   -       $      60        $    60
        Net (loss)                                 (375)         (376)          (751)
        Depreciation and amortization
         expenses                                   -              12             12
        Identifiable assets                       2,735           873          3,608
        Purchase of property and equipment          -               2              2

        1995
        ----
        Revenue - non-affiliates                $   -       $      49        $    49
        Net (loss)                                 (300)         (707)        (1,007)
        Depreciation and amortization
         expenses                                   -              14             14
        Identifiable assets                       2,060           925          2,985
        Purchase of property and equipment          -             -              -


        There are no customers, or foreign or domestic governments which account for 10 percent or more of revenues from non-affiliates.

NOTE 11 - OFFICER COMPENSATION

        The Company paid $100 to Gunn Development Pty. Ltd. and $55 to Ahciejay Pty. for management fees. These companies are affiliates of Mr. Bill
        H. Gunn, Chairman and President of the Company, and Mr. Robert van Mourik, Executive Vice President, Secretary & Treasurer. The Company paid $174 in compensation to Mr. Marvin Hudson, Vice President, Investor Relations. Additional fees totaling $3 have been paid to Jacinth Pty. Ltd., an affiliate of Robert Cameron, a director of the Company. In addition, all directors received $8 for directors fees.

        In June 1996, the Company agreed to grant 70,000 Stock Appreciation Rights ("SAR's") to each of Mr. Bill Gunn and Mr. Marvin Hudson. The terms require that should the average bid price of the Company's stock rise to $3.50 per share and be sustained at that level for a period of six months, then the Company would be required to pay the indebtedness to the holders through the issuance of restricted common stock at $1.50 per share.

                            AMERALIA, INC.
                  Notes to the Financial Statements
                        June 30, 1997 and 1996
                           Amounts in $'000


NOTE 11 - OFFICER COMPENSATION (Continued)

        Holders of SAR's may at any time after the share price has sustained an average bid price of more than $3.50 per share for a six month period and before June 28, 2006, can advise the Company of their decision to have the Company redeem their outstanding SAR's. The SAR's can either be converted in whole or in part at the holder's option. The redeemed SAR's will be satisfied by the issuance of common stock on a one for one basis. If the holders are terminated as directors or employees prior to the conversion of all or part of the SAR's, the remaining SAR's are to be canceled.

NOTE 12 - OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS

        The following summarizes the exercise price per share and expiration date of the Company's outstanding options and warrants to purchase preferred and common stock at June 30, 1997:

                 Expiration Date          Exercise Price    Number
             ---------------------        --------------    -------
                  October 18, 1998            $1.00           450
                     July 31, 1998            $1.50            13
                 December 31, 1998            $2.00           250
                     June 28, 2006            $1.50           505
             June 26, 2006 (SAR's)            $1.50           140
                                                            -----
                                                            1,358
                                                            -----
                                                            -----

        The 450 options at an exercise price of $1.00 represent options to acquire 450 shares of Series D Cumulative Convertible Preferred shares and expire on October 18, 1998.

        During the year ended June 30, 1997, no options expired. During the year ended June 30, 1996, options to acquire 260,000 shares, at up to $4.00 per share expired or were surrendered. During the year ended June 30, 1995, options to acquire 52,500 shares exercisable up to $8.00 per share expired.

NOTE 13 - COMMITMENTS AND CONTINGENCIES LIABILITIES

        The Company is a party to certain claims and lawsuits arising from its business activities. Management, after consultation with counsel, is of the opinion that these actions will not have a materially adverse effect on the financial condition or results of operations of the Company.

        On December 10, 1992, the Company acquired the Rock School Lease from Kinder; the acquisition terms were amended by Kinder and the Company on January 1, 1996. As amended, the acquisition agreement provides for the following consideration:

        1. Commencing January 1, 1996, the reservation of a production royalty of $1.50 per ton for all production, due and payable on the last day of the month following the month of production subject to a minimum annual royalty of $75 in arrears;

                            AMERALIA, INC.
                  Notes to the Financial Statements
                        June 30, 1997 and 1996
                           Amounts in $'000

NOTE 13 - COMMITMENTS AND CONTINGENCIES LIABILITIES (Continued)

         2. Starting January 1, 1996, the establishment of a consulting arrangement between Kinder and the Company providing for an annual consulting fee of $25 payable monthly in arrears.

             Minimum amounts due are as follows:

               1998                                      $     100
               1999                                            100
               2000                                            100
               2001                                            100
                                                         ---------
                    Total                                $     400
                                                         ---------
                                                         ---------

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

NOTE 15 - STOCK TRANSACTIONS

        During the year ended June 30, 1997, the Company issued 294 shares of its common stock in payment of outstanding debt totaling $294.

        On October 10, 1995, an agreement was signed by the Jacqueline Badger Mars Trust to invest $2,000 by subscribing for 2,000 shares of Series D Cumulative Convertible Preferred Stock. The preferred stock carries a 10% dividend payable quarterly in restricted common stock at $1.00 per share. The cash has been deposited into an escrow account and as of June 30, 1997, $1,760 of the total has been exercised. The preferred stock is convertible into 2,000 shares of common stock until October 31, 2000. Since June 30, 1997, the Company has drawn the remaining $240 from the escrow account and issued the remaining 240 shares of Series D Cumulative Convertible Preferred Stock (See Note
        20).

        On October 26, 1995, the Bromley Family Trust, an existing stockholder in the Company, subscribed $80 for 80 shares of Series D Convertible Preferred Stock.

        Effective August 31, 1996, the Company issued to each Mr. Gunn and Mr. Hudson 65 shares of common stock as a bonus. Mr. Gunn declined the issuance of bonus shares to him, therefore, the shares were never delivered.

                            AMERALIA, INC.
                  Notes to the Financial Statements
                        June 30, 1997 and 1996
                           Amounts in $'000

NOTE 16 - DEBT SETTLEMENT

        In early 1994, NZI Securities Australia Ltd. ("NZI") threatened to sue the Company based on the principal and interest outstanding on the note payable, secured by the Company's investment in the Rural Investment Trust. In view of the Company's capital requirements for other purposes, principals of the Company were unable to resolve the situation with NZI, but (at the Company's suggestion) a significant shareholder, Miss Mary L. Tiscornia, agreed to attempt to do so provided that appropriate arrangements for satisfaction of the debt could be achieved, including among other things, payment in shares of the Company's stock. In October 1994, Miss Tiscornia, through a partnership consisting of herself and Mr. Bill H. Gunn and Mr. Marvin Hudson, executive officers of the Company, (THG Partnership, "THG") entered into an agreement with NZI to assign the indebtedness from NZI to THG. This assignment was completed on October 5, 1996.

        Once the note was assigned, the Company's directors engaged in negotiations with THG which in November 1996 resulted in an agreement to fully satisfy the full NZI debt effective November 21, 1996 by transferring and issuing to THG the following:

           Note receivable South Pacific Grazing                   $  103
           Note receivable Wood Rural Finance                         131
           Two shareholder receivables (Tiscornia and Hudson)          36
           Investment in Rural Investment Trust (present value)       450
           100 shares of Series D Convertible Preferred Stock         100

        In addition, THG has an option until October 18, 1998, to sell the RIT units to the Company for $450, payable by the issuance of 450 shares of Series D Preferred Stock. If THG chooses not to exercise this option, THG may, in its discretion during the option period, pay $450 in cash to purchase 450 shares of Series D Preferred Stock.

        The net effect of this settlement to the Company is to record an additional capital contribution of $116 on the recovery of the assets assigned to THG.

NOTE 17 - CONSULTING AGREEMENT

        On December 21, 1994, the Company entered into a non-exclusive consulting agreement with an engineering firm for a term of five years. The agreement requires the Company to pay a consulting fee equal to 2.5 times the standard rates of the engineering firm's employees for its services provided to the Company. The Company has the option to pay for these services by issuing convertible preferred stock.

                            AMERALIA, INC.
                  Notes to the Financial Statements
                        June 30, 1997 and 1996
                           Amounts in $'000

NOTE 18 - PREFERRED STOCK

        The following are terms of the various series of preferred stock:

        1. The Company has issued 667 shares of Series A Convertible
           Preferred Stock at $1.50 (not in $'000) per share. The shares were convertible into 666,666 shares of common stock until December 10, 1996 and carried a 9% dividend payable annually in restricted common stock. In December 1996, the Company agreed to extend the time for conversion until November 30, 1997. The Company subsequently found that it was not within the capacity of the parties to extend the time for conversion. Therefore, the Company is currently trying to negotiate an exchange of the Series A stock for common stock. Negotiations are being held to determine the fair value of both the Series A and the common stock.

        2. There are 51 shares of Series B Preferred Stock issued at $10 (not in $'000) per share. Each share is convertible into 5 shares of common stock until October 29, 1997 and carries a 9% dividend payable annually at the option of the stockholder in restricted common stock at $2 per share.

        3. Series C Convertible Preferred Stock consists of 750 shares issued at $80 per share. Each share is convertible into common stock until April 22, 2005 on the basis of 53 shares of common stock for each share of Series C and carries a 5% dividend payable annually in cash. The Series C stock is redeemable at the option of the Company after December 31, 1998 upon giving one month's written notice, but only if the holder fails to exercise its conversion rights.

        4. There is a provision to issue a total of 2,180 (not in $'000) shares of Series D Cumulative Convertible Preferred Stock as detailed
           Note 15 of which 1,940 (not in $'000) were issued at June 30, 1997. The terms of the Series D Cumulative Preferred Stock are also disclosed in Note 15.

NOTE 19 - GOING CONCERN

        The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to generate revenue through the manufacture and sales of its sodium bicarbonate products. However, the Company cannot begin mining the product until a substantial amount of money is raised and funded to the Company. The Company is in the process of trying to raise $30,000 through an investment broker, although these funds have not been raised as of the date of this audit report.

                            AMERALIA, INC.
                  Notes to the Financial Statements
                        June 30, 1997 and 1996
                           Amounts in $'000

NOTE 20 - SUBSEQUENT EVENTS

        Since June 30, 1997, the following events occurred:

        1) The Company has drawn the remaining $240 from the Jacqueline Badger Mars Trust escrow and issued the remaining 240 shares of Series D Cumulative Convertible Preferred Stock.

        2) An additional $33 was raised through the issuance of two notes payable to related parties.

        3) The Company granted an additional 100,000 options to acquire common stock at $1.00 per share until March, 1999, pursuant to a public relations agreement entered into by the Company.