Form 10-Q
period 1997-09-30
AMERALIA INC
filed 1997-11-12
CIK 811419

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


              Quarterly Report pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                          Commission File No. 0-15474



                                AMERALIA, INC.
              ---------------------------------------------------
              (Exact name of Company as specified in its charter)




       1155 KELLY JOHNSON BLVD., SUITE 111, COLORADO SPRINGS, CO 80920
       ---------------------------------------------------------------
                    (Address of Principal Executive Offices)


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

The number of shares outstanding of the Company's $.01 par value common stock as of November 10, 1997 was 3,540,285. Shares of preference stock, $.05 par value, outstanding as of November 10, 1997: 695,596.

                                 AMERALIA, INC.


                               INDEX TO FORM 10-Q


                                                                         PAGE
PART I:   FINANCIAL INFORMATION


Item 1:   Financial Statements

          Consolidated Balance Sheets - September 30,
          1997 and June 30, 1997                                          1-2

          Consolidated Statements of Operations for
          the Quarters ending September 30, 1997 & 1996                     3

          Consolidated Statements of Cash Flows for
          the Quarters ending September 30, 1997 & 1996                     4

          Notes to Consolidated Financial Statements                        5


Item 2:   Management's Discussion and Analysis of
          Financial Condition and Results
          of Operations.                                                    5


PART II:  OTHER INFORMATION

Item 1:   Legal Proceedings                                                 6

Item 2:   Changes in Securities                                             6


SIGNATURE                                                                   7

                                 AMERALIA INC

                         CONSOLIDATED BALANCE SHEETS

                     Amounts in Thousands of Dollars ($)

                                                     Sept 30        June 30
                                                      1997           1997
                                                    --------        -------
ASSETS

Current Assets:

  Cash at bank                                       $  243         $    2
  Related party receivables                               6             10
                                                     ------         ------

Total Current Assets:                                $  249         $   12

Non Current Assets:


  Lease exploration & development costs               2,755          2,755
  Deferred stock offering costs                         225            225
  Property & equipment                                   13             16
                                                     ------         ------
Total Assets:                                        $3,242         $3,008
                                                     ------         ------



                             (Continued over page)

                                  AMERALIA INC

                          CONSOLIDATED BALANCE SHEETS

                      Amounts in Thousands of Dollars ($)

                                                   Sept 30         June 30
                                                     1997            1997
                                                   -------         -------
LIABILITIES & SHAREHOLDERS' FUNDS

Current liabilities:

  Accounts payable                                 $   294         $   263
  Due to related parties                               136              80
  Notes payable - current portion                      302             284
  Interest payable                                      31              23
                                                   -------         -------

  Total Current Liabilities                            763             650
                                                   -------         -------

Other liabilities

  Notes payable - long term                              3               4
                                                   -------         -------

Total other liabilities:                                 3               4
                                                   -------         -------

Total liabilities                                      766             654
                                                   -------         -------

Commitments and contingent liabilities                   -               -

SHAREHOLDERS' EQUITY

  Preferred stock, US$0.05 par value;
   1,000,000 authorized; 720,596 issued
   at Sept 30 and June 30, 1997:                        36              36
  Common stock, US$.01 par value;
   100,000,000 shares authorised;
   Issued @ Sept 30: 3,355,535 and
   June 30, 1997: 3,309,331:                            33              33
  Additional paid in capital                        11,035          10,744
  Accumulated deficit                               (8,751)         (8,582)
  Foreign currency translation adjustment              123             123
                                                   -------         -------

Total Shareholders' Funds:                         $ 2,476         $ 2,354
                                                   -------         -------

Total Liabilities & Shareholders' Equity:          $ 3,242         $ 3,008
                                                   -------         -------

                                     AMERALIA INC

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                         Amounts in Thousands of Dollars ($)
                                     (Unaudited)

                                                      Qtr            Qtr
                                                    ending         ending
                                                    Sept 30        Sept 30
                                                      1997          1996
                                                    -------        -------

REVENUES

  Interest                                          $     -        $     -
                                                    -------        -------
Total Revenues from Operations:                           -              -
                                                    -------        -------

EXPENSES

  General & administrative                              103            233
  Depreciation & amortisation                             3              3
  Interest paid                                          12             31
                                                    -------        -------

Total Expenses:                                         118            267
                                                    -------        -------

NET INCOME/(LOSS)                                   $  (118)       $  (267)


  Net loss per share                                $ (.036)       $ (.095)

  Weighted average
  number of shares ('000)                             3,332          2,796

                                  AMERALIA INC

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                      Amounts in Thousands of Dollars ($)
                                  (Unaudited)

                                                       Qtr           Qtr
                                                      ending        ending
                                                     Sept 30       Sept 30
                                                       1997          1996
                                                     -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                                          $(118)        $(267)

  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                          3             3

        (Increase) decrease in:
      Accounts receivable                                 -            33
        Related party receivables                         4            15

    Increase (decrease) in:
      Accounts payable                                   31            28
      Notes payable - short-term                         18            18
        Due to related parties                           56             9
      Interest payable                                    8            26

Net cash used in operating activities                     2          (135)
                                                      -----         -----

CASH FLOWS FROM INVESTING ACTIVITIES

  Investment in Rock School Lease development             -           (14)
                                                      -----         -----

Cash flows from investing activities                     (-)          (14)
                                                      -----         -----

CASH FLOWS FROM FINANCING ACTIVITIES

  Cash received from issuance of common stock             -            65
  Cash received from issuance of preferred stock        240            75
  Cash payments on long term loans                       (1)           (2)
                                                      -----         -----

Cash flows from financing activities                    239           138
                                                      -----         -----

NET INCREASE (DECREASE) IN CASH                         241           (11)

Cash at beginning of period                               2            21
                                                      -----         -----

Cash at end of period                                 $ 243         $  10
                                                      -----         -----
                                                      -----         -----

                                    AMERALIA, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (Amounts in US Dollars, $)


Note 1. - Basis of Presentation.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1998. These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1997.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                              (Amounts in US Dollars, $)


LIQUIDITY AND CAPITAL RESOURCES

    As reported in the Company's filings on Form 10K, funds have been held in an escrow account pursuant to an agreement between the Company and the Jacqueline Badger Mars Trust. Since June 30, 1997 the remaining $240,000 has been withdrawn from this account and transferred to the Company.

    During the quarter the Company received $18,000 as proceeds from the issuance of short term notes payable, $31,000 from an increase in accounts payable, $56,000 from an increase in liabilities to related parties and an increase of $8,000 in interest payable. Funds were applied to funding the Company's operating loss for the quarter.

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

RESULTS OF OPERATIONS

    The Company's loss from operations for the quarter was $118,000 compared with $267,000 for the same quarter for the previous year and $116,000 for the prior year's comparable quarter. The higher loss last year was primarily due to additional work being undertaken to advance the Company's development of its proposed mining activities which, however, cannot be capitalized. Last year's result also included an officer compensation payment of $65,000 which was satisfied through the issuance of a bonus stock grant.

IMPACT OF INFLATION

    The Company believes that its activities are not materially affected by inflation.


PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

         None.

ITEM 2:  CHANGES IN SECURITIES

    During the quarter 51,204 shares of common stock were issued in lieu of dividends of $51,204 on Series D Preferred Stock.

    On October 28, 1997 the Company entered into an agreement with the Jacqueline Badger Mars Trust (the "Trust") to convert its holding of Series A Preferred Stock into common stock on November 30, 1997 at a conversion ratio of one share of common stock per share of preferred stock. The Company shall solicit the approval of the shareholders of the Company other than the Trust for the conversion ratio. If such approval is not received, the Trust has the right to submit the agreement to arbitration.

    On October 29, 1997 the Trust converted its holding of 25,000 shares of Series B Preferred Stock into common stock on the basis of five shares of common stock per share of Series B Preferred Stock in accordance with its rights under the statement of preferences defining the class of Series B Preferred Stock, notwithstanding that the established conversion price of $2.00 exceeded the current market price of the Company's common stock.

                                      SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         AMERALIA, INC.



         By: /s/ ROBERT VAN MOURIK
            ---------------------------
             Robert van Mourik
             Executive Vice President,
             Chief Financial Officer
             Signing on behalf of the Registrant as principal financial and accounting officer.

         Date: 10 November 1997