Form 10-Q
period 1997-12-31
AMERALIA INC
filed 1998-02-13
CIK 811419

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-Q


[X]      Quarterly Report pursuant to Section 13 or 15(d) of
                 the Securities Exchange Act of 1934

               FOR THE QUARTER ENDED DECEMBER 31, 1997

                                          OR

[ ]      Transition Report pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

                    For the transition period from      to

                           Commission File No. 0-15474



                                   AMERALIA, INC.
                ----------------------------------------------------
                (Exact name of Company as specified in its charter)



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

The number of shares outstanding of the Company's $.01 par value common stock as of February 1, 1998 was 4,325,751. Shares of preference stock, $.05 par value, outstanding as of February 1, 1998: 2,536.

                                    AMERALIA, INC.


                                  INDEX TO FORM 10-Q



                                                            Page
                                                            ----
PART I:   FINANCIAL INFORMATION


Item 1:   Financial Statements

          Consolidated Balance Sheets - December 31,
          1997 and June 30, 1997                               1

          Consolidated Statements of Operations for
          the Quarters and Half Years
          ending December 31, 1997 & 1996                      3

          Consolidated Statements of Cash Flows for
          the Half Years ending December 31, 1997 & 1996       4

          Notes to Consolidated Financial Statements           5

Item 2:   Management's Discussion and Analysis of
          Financial Condition and Results
          of Operations.                                       6


PART II:  OTHER INFORMATION

Item 2:   Changes in Securities                                7


SIGNATURE                                                      8

                                     AMERALIA INC

                             CONSOLIDATED BALANCE SHEETS

                         Amounts in Thousands of Dollars ($)

                                                       Dec 31    June 30
                                                        1997       1997
                                                       -------   -------
ASSETS

Current Assets:

  Cash at bank                                              66         2
  Accounts receivable                                        5         -
  Related party receivables                                 11        10
                                                       -------   -------
Total Current Assets:                                  $    82   $    12

Non Current Assets:

  Lease exploration & development costs                  2,762     2,755
  Deferred stock offering costs                            225       225
  Property & equipment                                      12        16
                                                       -------   -------
Total Assets:                                          $ 3,081   $ 3,008
                                                       -------   -------
                                                       -------   -------



                               (Continued over page)

                                     AMERALIA INC

                             CONSOLIDATED BALANCE SHEETS

                         Amounts in Thousands of Dollars ($)

                                                       Dec 31   June 30
                                                        1997     1997
                                                       -------  -------
LIABILITIES & SHAREHOLDERS' FUNDS

Current liabilities:

  Accounts payable                                     $   295   $   263
  Due to related parties                                   190        80
  Notes payable - current portion                          300       284
  Interest payable                                          35        23
                                                       -------   -------
  Total Current Liabilities                            $   820   $   650

Other liabilities

  Notes payable - long term                                  3         4
                                                       -------   -------
Total other liabilities                                      3         4
                                                       -------   -------
Total Liabilities:                                     $   823   $   654
                                                       -------   -------
Commitments and contingent liabilities                       -         -


SHAREHOLDERS' EQUITY

  Preferred stock, US$0.05 par value;
    1,000,000 authorized; 28,930 and
     720,596 issued at December 31
     and June 30, 1997:                                      1        36
  Common stock, US$.01 par value;
    100,000,000 shares authorised;
    Issued @ Dec 31, 1997: 4,289,418
     and @ June 30, 1997: 3,309,331:                        43        33
  Additional paid in capital                            11,202    10,744
  Accumulated deficit                                   (9,111)   (8,582)
  Foreign currency translation adjustment                  123       123
                                                       -------   -------
Total Shareholders' Funds:                             $ 2,258   $ 2,354
                                                       -------   -------
Total Liabilities & Shareholders' Equity:              $ 3,081   $ 3,008
                                                       -------   -------
                                                       -------   -------

                                     AMERALIA INC

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                         Amounts in Thousands of Dollars ($)
                                     (Unaudited)

                                    Qtr       Qtr     Half yr   Half yr
                                   ending    ending    ending    ending
                                   Dec 31    Dec 31    Dec 31    Dec 31
                                     1997     1996      1997      1996
                                   -------   -------   -------   -------
REVENUES

  Interest                               -         2         -         2
                                   -------   -------   -------   -------
Total Revenues from operations:    $     -   $     2   $     -   $     2

EXPENSES

  General & administrative             208       171       311       404
  Depreciation & amortization            1         3         4         6
  Interest paid                         10        16        22        47
                                   -------   -------   -------   -------
Total Expenses:                    $   219   $   190   $   337   $   457

INCOME/(LOSS) from operations      $  (219)  $  (188)  $  (337)  $  (455)

NET INCOME /(LOSS)                 $  (219)  $  (188)  $  (337)  $  (455)
                                   -------   -------   -------   -------


  Net loss per share               $ (0.06)  $  (.07)  $ (0.09)  $  (.16)

  Weighted average
  number of shares ('000)            3,822     2,881     3,800     2,826

                                     AMERALIA INC

                         CONSOLIDATED STATEMENT OF CASH FLOWS
                         Amounts in Thousands of Dollars ($)
                                     (Unaudited)


                                                  Half yr    Half yr
                                                  ending     ending
                                                  Dec 31     Dec 31
                                                   1997       1996
                                                 --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                                        ($337)      ($455)
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                        4           6
    (Increase) decrease in:
      Accounts receivable                              (5)         39
      Notes receivable                                  -         234
      Related parties receivables                      (1)         69
    Increase (decrease) in:
      Bank overdraft                                    -           4
      Accounts payable                                 32          43
      Notes payable - short-term                       17          54
      Due to related parties                          110          12
      Interest payable                                 12        (179)
                                                 --------    ---------
Net cash used in operating activities                (168)       (173)

CASH FLOWS FROM INVESTING ACTIVITIES

  Lease exploration & development expenditure          (7)        (20)
                                                 --------    ---------
Cash flows from investing activities                   (7)        (20)

CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of preferred stock                         240         175
  Cash payments on loans                               (1)         (3)
                                                 --------    ---------
Cash flows from financing activities                  239         172

NET INCREASE (DECREASE) IN CASH                        64         (21)

Cash at beginning of period                             2          21
                                                 --------    ---------
Cash at end of period                            $     66    $      -
                                                 --------    ---------
                                                 --------    ---------

                                    AMERALIA, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         As at December 31 and June 30, 1997
                 and for the Periods ended December 31, 1997 and 1996


NOTE 1.   MANAGEMENT ADJUSTMENTS

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's June 30, 1997 Annual Report on Form 10-K. The results of operations for the periods ended December 31, 1997 and 1996 are not necessarily indicative of operating results for the full years.

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

     In addition, during the half year, the Company received $17,000 as proceeds from the issuance of short-term notes payable, $110,000 from related party advances, $32,000 from an increase in accounts payable and $12,000 from an increase in interest payable. Funds were applied to the continuing development of the Company's investment in the Rock School Lease and to funding the Company's operating loss for the period.

     As set out below, there have been conversions of preferred stock into common stock and exchanges between classes of preferred stock. The effect of these changes is that the Series A, B, C and D classes of preferred stock have been either converted into common stock or exchanged for one class of preferred stock, i.e. Series E Preferred Stock.

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


RESULTS OF OPERATIONS

     The Company's loss from operations for the quarter was $219,000 compared with $188,000 for the same quarter for the previous year ($337,000 and $455,000 for the respective half years). The Company incurs its expenditures for the purpose of advancing the development of its naturally occurring sodium bicarbonate resource represented by its Rock School Lease situated in the Piceance Creek Basin in northwestern Colorado.

IMPACT OF INFLATION

     The Company believes that its activities are not materially affected by inflation.


PART II:  OTHER INFORMATION

Item 1:   Legal Proceedings

          None.

Item 2:   Changes in Securities

     During the half year the Company issued 193,421 shares of common stock in lieu of dividends of $193,421 on Series A, B, C and D classes of Preferred Stock.

     On October 28, 1997 the Company entered into an agreement with the Jacqueline Badger Mars Trust (the "Trust") to convert its holding of Series A Preferred Stock into common stock on November 30, 1997 at a conversion price of $1.50 per share of common stock. In addition, the agreement provided for the exchange of the Trust's Series D Preferred Stock for a Series E Preferred Stock, a new class of preferred stock having the same rights and preferences enjoyed by the Series D Preferred Stock. The Company shall solicit the approval of the shareholders of the Company other than the Trust for these two actions. If such approval is not received, the Trust has the right to submit the agreement to arbitration.

     On October 29, 1997 the Trust converted its holding of Series B Preferred Stock into common stock at a conversion price of $2 per share of common stock in accordance with its rights under the statement of preferences defining the class of Series B Preferred Stock.

     Also, on November 30, 1997 the remaining holders of Series D Preferred Stock exchanged their interests in Series D stock for an equal number of Series E stock so maintaining the rights and privileges they enjoyed through their ownership of the Series D stock. These actions extinguished the remaining Series D stock on issue.

     On January 12, 1998 the Company negotiated with the remaining holders of Series B and C Preferred Stock an exchange of their holdings for an issue of Series E Preferred Stock on the basis of maintaining the liquidation values of their shareholdings.

     The net effect of all these changes is that there are now 2,536 shares of Series E Preferred Stock issued and an option outstanding until October 18, 1998 to acquire a further 450 shares of Series E Preferred Stock. There are no more shares of Series A,

B, C or D Preferred Stock outstanding.

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AMERALIA, INC.



February 10, 1998                     By: /s/ Robert van Mourik
                                         --------------------------------------
                                      Robert van Mourik
                                      Executive Vice President, Chief Financial
                                      Officer and principal financial and
                                      accounting officer.