Form 10-Q
period 1998-03-31
AMERALIA INC
filed 1998-05-14
CIK 811419

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


                                 FORM 10-Q


     /X/     Quarterly Report pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934

                     FOR THE QUARTER ENDED MARCH 31, 1998

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



                                 (719) 260 6011
                 -----------------------------------------------
                (Company's telephone number, including area code)


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

The number of shares outstanding of the Company's $.01 par value common stock as of May 1, 1998 was 4,439,151. Shares of preference stock, $0.05 par value, outstanding as of May 1, 1998 was 2,536.

                                 AMERALIA, INC.


                               INDEX TO FORM 10-Q



                                                            Page
                                                            ----
PART I:   FINANCIAL INFORMATION


Item 1:   Financial Statements

          Consolidated Balance Sheets - March 31,
          1998 and June 30, 1997                               1

          Consolidated Statements of Operations for
          the Quarters and Nine Months
          ending March 31, 1998 & 1997                         3

          Consolidated Statements of Cash Flows for
          the Nine Months ending March 31, 1998 & 1997         4

          Notes to Consolidated Financial Statements           5

Item 2:   Management's Discussion and Analysis of
          Financial Condition and Results
          of Operations.                                       6



PART II:  OTHER INFORMATION


Item 2:   Changes in Securities                                7



SIGNATURE                                                      8

                                 AMERALIA INC

                          CONSOLIDATED BALANCE SHEETS
                      Amounts in Thousands of Dollars ($)

                                                        Mar 31     June 30
                                                         1998        1997
                                                        -------    -------
ASSETS

Current Assets:

  Cash at bank                                          $    25     $    2
  Related party receivables                                   1         10
                                                        -------    -------
Total Current Assets:                                   $    35     $   12

Non Current Assets:

  Lease exploration & development costs                   2,763      2,755
  Deferred stock offering costs                             225        225
  Property & equipment                                        9         16
                                                        -------    -------
Total Assets:                                           $ 3,032    $ 3,008
                                                        -------    -------
                                                        -------    -------


                             (Continued over page)

                                 AMERALIA INC

                           CONSOLIDATED BALANCE SHEETS
                       Amounts in Thousands of Dollars ($)

                                                         Mar 31     June 30
                                                          1998       1997
                                                        --------    -------
LIABILITIES & SHAREHOLDERS' FUNDS

Current liabilities:

  Accounts payable                                          336         263
  Due to related parties                                    193          80
  Notes payable - current portion                           280         284
  Interest payable                                           45          23
                                                        --------    -------

  Total Current Liabilities                             $   854     $   650

Other liabilities

  Notes payable - long term                                   3           4
                                                        --------    -------
Total other liabilities                                       3           4
                                                        --------    -------
Total Liabilities:                                      $   857     $   654

Commitments and contingent liabilities                       --          --

SHAREHOLDERS' EQUITY

  Preferred stock, US$0.05 par value;
    1,000,000 authorized; 2,536 issued
    at March 31, 1998 and 720,596
    at June 30, 1997                                          1          36
  Common stock, US$.01 par value;
    100,000,000 shares authorised;
    Issued at Mar 31, 1998: 4,439,151;
    Issued at June 30, 1997: 3,309,331:       2              44          33
  Additional paid in capital                             10,492      10,744
  Accumulated deficit                                    (8,485)     (8,582)
  Foreign currency translation adjustment                   123         123
                                                        --------    -------
Total Shareholders' Funds:                              $ 2,175     $ 2,354
                                                        --------    -------
Total Liabilities & Shareholders' Equity:               $ 3,032     $ 3,008
                                                        --------    -------
                                                        --------    -------

                                 AMERALIA INC

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      Amounts in Thousands of Dollars ($)
                                  (Unaudited)

                                                            Qtr              Qtr        Nine Mths      Nine Mths
                                                          ending           ending        ending          ending
                                                          Mar 31           Mar 31        Mar 31          Mar 31
                                                           1998             1997          1998            1997
                                                        ----------      ----------     ----------     -----------
REVENUES

  Interest                                                   --              --             --              2
                                                        ----------      ----------     ----------     -----------
Total Revenues from operations:                         $     -         $     -        $     -        $     2


EXPENSES

  General & administrative                                  121             152            433            556
  Depreciation & amortization                                 2               3              7              9
  Interest paid                                              10              13             30             60
                                                        ----------      ----------     ----------     -----------
Total Expenses:                                         $   133         $   168        $   470        $   625


NET INCOME /(LOSS)                                        ($133)          ($168)         ($470)         ($623)
                                                        ----------      ----------     ----------     -----------


  Net loss per share                                     ($0.03)         ($.055)        ($0.12)         ($.21)

  Weighted average
  number of shares ('000)                                 4,364           3,072          3,874          2,992


                                 AMERALIA INC

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      Amounts in Thousands of Dollars ($)
                                  (Unaudited)

                                                          Nine Mths       Nine Mths
                                                           ending          ending
                                                           Mar 31          Mar 31
                                                            1998            1997
                                                          ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                               ($470)          ($623)
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                               7               9
  (Increase) decrease in:
      Accounts receivable                                     --              39
      Notes receivable                                        --             103
   Related parties receivables                                --              50
      Prepayments                                             --            (166)
    Increase (decrease) in:
      Bank overdraft                                          --               2
      Accounts payable                                        73              64
      Notes payable - short-term                              (4)           (595)
   Due to related parties                                    113               5
      Interest payable                                        22              24
                                                          ---------       ---------

Net cash used in operating activities                       (259)         (1,088)

CASH FLOWS FROM INVESTING ACTIVITIES
  Lease exploration & development expenditure                 (8)            (20)
                                                          ---------       ---------

Cash flows from investing activities                          (8)            (20)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of preferred stock                               240             230
  Issuance of common stock                                   50             359
  Additional capital contributed                              -              50
  Receipt of loan proceeds                                   20             319
  Cash received from note receivable                                        131
  Cash payments on loans                                    (20)             (2)
                                                          ---------       ---------
Cash flows from financing activities                        290           1,087

NET INCREASE (DECREASE) IN CASH                              23             (21)

Cash at beginning of period                                   2              21
                                                          ---------       ---------

Cash at end of period                                     $  25           $  --
                                                          ---------       ---------
                                                          ---------       ---------

                                 AMERALIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     As at March 31, 1998 and June 30, 1997
                and for the Periods ended March 31, 1998 and 1997


NOTE 1.   MANAGEMENT ADJUSTMENTS

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's June 30, 1997 Annual Report on Form 10-K. The results of operations for the periods ended March 31, 1998 and 1997 are not necessarily indicative of operating results for the full years.

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

                                 AMERALIA, INC.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             (Amounts in Dollars, $)


LIQUIDITY AND CAPITAL RESOURCES

     As reported in the Company's filings on Form 10K, funds have been held in an escrow account pursuant to an agreement between the Company and the Jacqueline Badger Mars Trust. Since June 30, 1997 the remaining $240,000 has been withdrawn from this account and transferred to the Company. A further $50,000 was raised through the issuance of common stock to an unaffiliated investor.

     In addition, during the nine months ending March 31, 1998 the Company received $20,00 as proceeds from the issuance of short-term notes payable, $113,000 from related party advances, $73,000 from an increase in accounts payable and $22,000 from an increase in interest payable. Funds were applied to funding the Company's operating expenses for the period, $8,000 was capitalised on the Rock School Lease development and $20,000 was used to repay notes payable.

     As set out below, there have been conversions of preferred stock into common stock and exchanges between different classes of preferred stock. The effect of these exchanges is that the Series A, B, C and D preferred stock have been converted into either common stock or Series E Preferred Stock.

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

RESULTS OF OPERATIONS

     The Company's loss from operations for the quarter ended March 31, 1998 was $133,000 compared with $168,000 for the same period of the previous year ($470,000 and $625,000 for the respective nine month periods). The reduction in the losses for the respective periods is due partly to the decrease in debt carried by the company and consequently the reduction in interest paid as indicated in the Company's operations statements. However, the principal cause for the reduction in operating losses is a decrease in general and administrative expenditures. The Company incurs its expenditures for the purpose of advancing the development of its naturally occurring sodium bicarbonate resource represented by its Rock
School Lease situated in the Piceance Creek Basin in northwestern Colorado.

IMPACT OF INFLATION

     The Company believes that its activities are not materially affected by inflation.



PART II:  OTHER INFORMATION

Item 2:   Changes in Securities

     On October 28, 1997 the Company entered into an agreement with the Jacqueline Badger Mars Trust (the "Trust") to convert its holding of Series A Preferred Stock into common stock on November 30, 1997 at a conversion price of $1.50 per share of common stock. In addition, the agreement provided for the exchange of the Trust's Series D Preferred Stock for a Series E Preferred Stock, a new class of preferred stock having the same rights and preferences enjoyed by the Series D Preferred Stock. The Company shall solicit the approval of the shareholders of the Company other than the Trust for these two actions. If such approval is not received, the Trust has the right to submit the agreement to arbitration. The Company expects that the shareholders meeting to consider these actions will be held in June 1998.

     On October 29, 1997 the Trust converted its holding of Series B Preferred Stock into common stock at a conversion price of $2 per share of common stock in accordance with its rights under the statement of preferences defining the class of Series B Preferred Stock.

     Also, on November 30, 1997 the remaining holders of Series D Preferred Stock exchanged their interests in Series D stock for an equal number of Series E stock so maintaining the rights and privileges they enjoyed through ownership of the Series D stock. These actions extinguished the remaining Series D stock on issue.

     Effective December 31, 1997 the Company negotiated with the remaining holders of Series B and C Preferred Stock an exchange of their holdings for an issue of Series E Preferred Stock on the basis of maintaining the liquidation values of their shareholdings.

     The net effect of all these changes is that there are no more shares of Series A, B, C or D Preferred Stock outstanding. There are 2,536 shares of Series E Preferred Stock issued and an option outstanding until October 18, 1998 to acquire a further 450 shares of Series E Preferred Stock. During the nine months to end March 1998, 293,154 shares of restricted common stock were issued in lieu of dividends on Series A, B, C, D and E Preferred Stock.



                                      SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AMERALIA, INC.



May 8, 1998                            By:  /S/ ROBERT VAN MOURIK
                                            -----------------------------------
                                       Robert van Mourik
                                       Executive Vice President, Chief Financial
                                       Officer and principal financial and
                                       accounting officer.