Form 10-K
period 1998-06-30
AMERALIA INC
filed 1998-09-29
CIK 811419

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K
(Mark one)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended June 30, 1998
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

              1155 Kelly Johnson Blvd, #111, Colorado Springs, CO 80920
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

Shares of common stock, $.01 par value, outstanding as of September 10, 1998:
5,497,551. Aggregate market value of the voting stock held by non-affiliates of AmerAlia as of September 10, 1998 was approximately $5,925,000. The estimate is based on the last sale price per share and 3,646,107 shares estimated to be held by non-affiliates. Shares of preference stock, $.05 par value, outstanding as of September 10, 1998: 2,536.

                                        PART I

ITEM 1.   BUSINESS

(a)  GENERAL DEVELOPMENT OF THE BUSINESS

     AmerAlia, Inc. was originally incorporated as Computer Learning Software, Inc. under the laws of the State of Utah on June 7, 1983 and renamed AmerAlia in January, 1984. AmerAlia acquired various investments in Australia which have since been sold. All dollar amounts in this report are in United States dollars ($) unless specifically referenced as Australian dollars (A$).

     Since 1989, AmerAlia has been primarily engaged in attempting to establish a chemical business in the manufacture of sodium bicarbonate and related products. AmerAlia purchased an interest in, and subsequently acquired, a federal sodium lease in Colorado, USA. AmerAlia's lease contains a substantial, naturally occurring, rare deposit of sodium bicarbonate, commonly known as baking soda.

     AmerAlia's primary objective is to use solution mining to recover sodium bicarbonate for sale to the animal feed, industrial, pharmaceutical and food grade markets. The production of sodium bicarbonate will also enable the production of soda ash and caustic soda, chemicals which are widely used in the manufacture of glass, detergents and a variety of inorganic and organic chemicals. Potentially, sodium bicarbonate might be used as an agent for flue gas desulfurization, a market AmerAlia expects will expand as the requirements of the 1990 amendments to the Clean Air Act impact more significantly on industry. It proposes to achieve this objective by:

(a) finalizing Bureau of Land Management approval of a proposal to construct a plant for the recovery and production of sodium bicarbonate from its sodium lease; and

(b)  raising sufficient capital to construct the plant and commence operations;
     or

(c) seeking qualified joint venture partners for the development of the resource if that is more beneficial to AmerAlia.

     AmerAlia has entered into two agreements and one letter of intent to sell sodium bicarbonate to three long standing distributors of sodium bicarbonate to the livestock industry. However, none of these distributors has any obligation to purchase any sodium bicarbonate from AmerAlia. These distributors cover most of the United States. Animal feed quality sodium bicarbonate is a lower grade product which has a current market price between $200 and $240 per ton delivered. Sodium bicarbonate is used in the preparation of animal feed mixes where it acts as a rumen buffer to increase dairy cow milk production.

     AmerAlia has not been involved in any bankruptcy, receivership, or similar proceedings, except that in September 1996 a secured creditor, NZI Securities Australia Ltd., declared a default on indebtedness of approximately A$1,200,000 and advised AmerAlia that it intended to immediately exercise its power of sale over its collateral. This debt was subsequently acquired from NZI by the THG Partnership, an AmerAlia affiliate. AmerAlia then concluded an agreement with THG to settle the debt as discussed more fully in AmerAlia's filing on Form 10-K for the year ended 30 June 1996.
(See Item 13, "Certain Relationships and Related Party Transactions", below.

     The future conduct of AmerAlia is dependent upon a number of factors and there is no assurance that AmerAlia will be able to conduct its operations as contemplated in this report. Certain statements contained in this report using the terms "may", "expects to", and other terms denoting future possibilities, are forward-looking statements. The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks which are beyond AmerAlia's ability to predict or control. These risks may cause actual results to differ materially from the projections or estimates contained in this report. These risks include, but are not limited to, the possibility that the described operations, reserves, or exploration or production activities will not be completed on economic terms, if at all. The exploration, development and mining of mineral properties is an enterprise attendant with high risk. Many of these risks are described in this report and it is important that each person reviewing this report understands the significant risks which accompany the establishment of AmerAlia's proposed operations.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

     The Company is currently involved in only one industry segment, solution mining and chemical manufacture, and, therefore, this information is not material.

(c)   NARRATIVE DESCRIPTION OF THE BUSINESS.

GENERAL DISCUSSION

     THE PICEANCE CREEK BASIN. The Rock School Lease is one of three federal leases granted within the Piceance Creek Basin which covers a unique, major natural resource of nahcolite, a mineral form of naturally occurring sodium bicarbonate. AmerAlia has performed surface geological investigation of the 1,320 acre lease and has reviewed data assembled by other investigators in the Piceance Creek Basin, including a 1974 report published by the United States Geological Survey entitled "Stratigraphy and Nahcolite Resources of the Saline Facies of the Green River Formation, Rio Blanco County, Colorado." (John R. Dyni, USGS Report 74-56). This report analyzed the results of a detailed study of ten core holes from the saline zone, including a core hole known as Dunn 20-1 which is approximately 800 feet to the east of AmerAlia's proposed plant site on the Rock School lease.

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

     AmerAlia drilled a core hole in 1996 to determine the extent of mineralization and the strength of the rocks in the proposed solution mining area. The drill encountered nahcolite in three separate resource intervals below the lower salt horizon, over 510 feet, averaging 26.4% nahcolite.
AmerAlia engaged Agapito & Associates to supervise the core hole drilling and to conduct studies on core assays, rock strength and geological evaluation.

     Consequently, AmerAlia believes the nahcolite deposit within the Rock School Lease is of significant size. However, not all of this resource can be recovered with existing technology and within existing BLM lease conditions. The economic viability of recovering the sodium bicarbonate cannot be established until the resource is brought into production, or until substantial additional engineering work is completed.

     AmerAlia's activities in pursuing its operations are set out more fully below. (See "Exploration and Development Work To Date.")

     THE SODIUM BICARBONATE MARKET.

     In 1998, AmerAlia commissioned Harriman Chemsult Ltd, a London based marketing consultancy specialising in the chlor-alkali sector of the chemical industry, to provide a study of the global market for sodium bicarbonate with special emphasis on the U.S.A. The existing and long established market for sodium bicarbonate is principally for food grade, animal feed and commercial usage with delivered sale prices in the range of $200-400 per ton, depending on grade. This market is dominated by a few suppliers who produce synthetic sodium bicarbonate from soda ash (sodium carbonate) and sell under well established brand names. AmerAlia believes that the cost of producing synthetic sodium bicarbonate exceeds $150 per ton. The United States and Canadian markets currently absorb about 520,000 tons of sodium bicarbonate annually.

     The animal feed market accounts for approximately 130,000 tons of the existing annual USA/Canada market for sodium bicarbonate. It is the lower priced market with delivered prices in the range of $200-240 per ton. Other markets are at higher prices with pharmaceutical grade selling for approximately $400 per ton. These markets are mature and stable, experiencing modest growth. AmerAlia plans to initially supply the animal feed market where its sodium bicarbonate will be used as a rumen buffer, principally for dairy cows. Small amounts in feed rations re-establish normal rumen balance thereby controlling acidotic stress conditions. This increases yields of both milk and butter fat. AmerAlia has entered into marketing arrangements to sell sodium bicarbonate for animal feed. However, these arrangements do not impose any obligation to purchase product if and when it is produced. (see "Marketing Arrangements").

     In addition to the animal feed market, there are other potential markets for sodium bicarbonate such as the pharmaceutical, industrial and food grade markets. Also, sodium bicarbonate might be used as an agent for flue gas desulfurization, a market AmerAlia expects will expand as the requirements of the 1990 amendments to the Clean Air Act impact more significantly on industry. AmerAlia has not, however, negotiated any relationships with respect to these markets.

     MARKETING ARRANGEMENTS. AmerAlia has signed agreements with two long standing distributors of sodium bicarbonate to the livestock industry, although neither of these distributors has any obligation to purchase sodium bicarbonate from AmerAlia. If the distributors choose to take production from AmerAlia when it is available, they will have exclusive arrangements with AmerAlia to supply the animal feed market and the opportunity to acquire sodium bicarbonate from AmerAlia at a wholesale price. The contracts will only become effective when the buyers place their first order after AmerAlia commences production.
AmerAlia has no estimate as to when it will have production for sale. AmerAlia has also received a letter of intent from a third distributor indicating a capacity to distribute additional tonnage of sodium bicarbonate. These distributors cover most of the United States and Canada.

     COMPETITION. Any production by AmerAlia or any other person from the Rock School Lease will be marketed in the traditional sodium bicarbonate market in competition with large and well established companies. The animal feed market is subject to competition from other suppliers of sodium bicarbonate and alternative rumen buffers. The resources of those companies far exceed those of AmerAlia.

     However, AmerAlia believes that, in the long term, its prospective recovery of naturally occurring sodium bicarbonate from its lease will enable it to enjoy a significant cost advantage over competitors which currently dominate the industry. As AmerAlia believes that these competitors rely on higher cost synthetic manufacture, this cost advantage should enable AmerAlia to penetrate the animal feed market.

     Two unaffiliated companies hold adjacent or nearby sodium leases issued by the BLM. The adjacent lease is owned by White River Nahcolite Minerals, a wholly owned subsidiary of IMC Global, Inc. American Soda, L.L.P. (formerly NaTrona Resources, Inc.) owns the other lease which was issued January 1, 1992. Although the sodium resource in the Piceance Creek Basin is believed to be of substantial size, the AmerAlia, White River and American Soda leases are the only leases currently issued by the BLM. Competition in the long term is not regarded as being significant since AmerAlia believes the market can absorb the anticipated production.

THE ROCK SCHOOL LEASE

     BACKGROUND AGREEMENTS. United States Sodium Lease No. C-0119985, known as the Rock School Lease, with an area of 1,320 acres in Rio Blanco County, Colorado, U.S.A. was previously owned by E. E. Kinder Co., an unaffiliated Colorado general partnership, which had subleased the property to Denison. The sublease required Denison meet certain requirements sufficient to obtain an extension of the lease. In June, 1991 the Federal Bureau of Land Management issued the lease renewal, effective July 1, 1991, for a period of ten years.

     On December 10, 1992 AmerAlia purchased the Rock School Lease from Kinder; the acquisition terms were amended by Kinder and AmerAlia in January 1996. As amended, the acquisition agreement provided for the following consideration:

     (i)       a cash payment of $600,000;
     (ii)      the issuance of 50,000 shares of common stock;
     (iii) the granting of an option for two years to acquire 50,000 shares of restricted common stock at $3 per share (this option has expired);
     (iv) commencing July 1, 1994, the reservation of a minimum annual royalty of $100,000, due and payable on the last day of the month following the month of production. Commencing January, 1996 the minimum annual royalty was amended to $75,000 and the production royalty due to Kinder was reduced from $2 to $1.50 per ton of production. If the minimum royalty exceeds the production royalty payable then a credit is carried forward and allowed against any future production royalties; and
     (v) also commencing January 1, 1996, the establishment of a consulting arrangement between Kinder and AmerAlia providing for a consulting fee of $25,000 per year, payable monthly in arrears. AmerAlia is negotiating certain adjustments in this contract at Kinder's request.

     As a result of the agreement, Kinder assigned to AmerAlia all of its right, title and interest in the Rock School Lease. Kinder also agreed to provide all documentation, files and records in its possession pertaining to the exploration of and development plans for the Rock School Lease; warranted that it had not assigned to any third party or dealt in any way with its interest in the Rock School Lease and granted AmerAlia an option for two years to acquire its royalty interest for the consideration of $2 million. This option expired without being exercised. The assignment of the interest in the Rock School Lease was subject only to approval by the BLM which was granted effective January 1, 1996. As a result of AmerAlia's obligations to pay the minimum royalty, it has accumulated a credit of $337,500 as at June 30, 1998 which can be offset against future production royalties if they exceed the minimum annual royalty.

     ROCK SCHOOL LEASE -- TERMS. Under the terms of the Rock School Lease, the leaseholder has a preferential right to renew the lease at the end of the lease term under such terms and conditions as may be prescribed by the Secretary of the Interior, or by applicable law. The lease currently requires, as a condition to renewal, that sodium must be produced in paying quantities. Rental is payable annually in advance at the rate of $1 per acre. In addition, production royalties equal to 5% of the gross value of the output at the point of shipment to market are payable. Minimum annual production and rental payments have been agreed upon at the rate of $3 per acre annually.

     EXPLORATION AND DEVELOPMENT WORK TO DATE.   When AmerAlia acquired the
Denison interest in the Rock School Lease in 1989, approximately $493,000 had already been invested in various geological, engineering and marketing studies associated with developing the resource. Since then, AmerAlia has invested a further $1,525,000 in direct expenditures for further geological and engineering studies including the drilling of a core hole, legal expenses, technical consultants, and advances to the Bureau of Land Management to advance the project's development. These expenditures, which do not include the acquisition cost of the lease, have been capitalized in the company's financial statements. In addition to these expenditures, there were other direct expenditures incurred by AmerAlia in negotiating with and meeting prospective joint venture partners, investors, financiers, customers and construction contractors.
These amounts have not been precisely determined as they have been written off in the company's accounts.

     Although AmerAlia proposes to carry out further exploration work on the Rock School Lease, its principal efforts are directed towards obtaining the necessary permits and meeting the requirements of the permitting agencies. Because the Piceance Creek Basin is known to contain a substantial amount of oil shale, the BLM has prohibited mining operations which might adversely affect oil shale. The federal agency has, however, accepted the proposed solution mining method and approval of a 50,000 tons per year pilot mining operation is now expected. The BLM asked AmerAlia to drill a core hole on the Rock School Lease and obtain site specific underground data prior to the commencement of operations.

     AmerAlia drilled this core hole in early 1996. The drill encountered nahcolite in three separate resource intervals, below the lower salt horizon, over a depth of 510 feet, averaging 26.4% nahcolite. AmerAlia engaged Agapito & Associates to supervise the core hole drilling and to conduct studies on core assays, rock strength and geological evaluation. Its report on rock mechanics and cavity design is now complete and provides further design data. These reports have been submitted to the BLM and will be submitted to other regulatory agencies of the federal, state and county administrations. The BLM will consider the reports, the revised plant design and data from the development proposal submitted in 1989 and will be asked to come to a finding of no significant environmental impact ("FONSEI"). Upon receiving this finding, AmerAlia will proceed with a plant to produce 50,000 tons per year, provided that it has satisfactory financial capability

     AmerAlia's proposed solution mining process will create underground cavities. The BLM's principal concern is the assessment of the effect of these cavities on the geological environment, as well as on any existing aquifers located above the proposed leaching caverns. While it is AmerAlia's belief that the BLM is favorably disposed to the proposed development and that the reports will conclude that the environmental impact will be minimal, there is no guarantee that a "FONSEI" will be issued. Management will proceed with its planning in the expectation of approval. Should AmerAlia wish to expand its production beyond 50,000 tons per year, it will be required to produce an Environmental Impact Statement. This will be expensive and time consuming and AmerAlia does not contemplate undertaking one until operational data is available from the initial 50,000 tons per year project.

     PROPOSED DEVELOPMENT PROGRAM. The plan submitted to the BLM for approval envisages the development of the resource in stages starting with a plant to produce 50,000 tons per year and then expanding to 500,000 tons per year. Production will be from a 500 foot thick zone at a depth of 2,000 feet to 2,500 feet. Hot water will be injected into the nahcolite bearing rock; the nahcolite will dissolve and be brought to the surface in solution where it will be recrystallized and dried prior to despatch. This solution mining technology has been previously tested in the same resource by Shell Oil (1970-1972) and found to be feasible. Solution mining in other resources is well established. The company's cash cost of production is expected to be about $65 per ton, one-half of estimated existing industry average cash costs.

     AmerAlia is currently engaged in securing permits from the Department of Interior, BLM and the Environmental Protection Agency as well as state agencies necessary to proceed to recover the sodium bicarbonate. It is anticipated that the cost to construct the plant and associated facilities on the property, as anticipated in the preliminary plan submitted to the BLM, will be in excess of $30 million for a 50,000 ton per year plant. AmerAlia has had numerous discussions with industry partners and investors or investment representatives who have expressed interest in financing the development of the property, but has not reached agreement with any. If AmerAlia is not able to obtain outside financing for the project, or if it is unable to obtain all necessary permits, it may not be able to complete the development of the property and commence production.

     ACCESS. The Rock School Lease is accessible by a county maintained gravel road which is sufficient for the exploration and development work being accomplished. Access is difficult during the winter and early spring because of heavy snows in the area. The road will have to be improved to allow all-weather access when production commences.

AUSTRALIAN ACTIVITIES

     AmerAlia previously owned real estate and beef cattle in Australia. The real estate was sold in 1989 to an unaffiliated, public Australian real estate investment trust, known as The Rural Investment Trust. AmerAlia transferred its interest in this trust to the THG Partnership as part of its settlement of debt referred to in Item 1(a) above and reported in the Company's filing on Form 10-K for the year ended 30 June 1996, and in Item 13(a) below. As a result of this agreement to settle the debt, THG has an option until October 18, 1998 to exchange this investment for the issuance of 450 shares of Series E Preferred Stock, or alternatively, it may subscribe $450,000 in cash for the issuance of 450 shares of Series E Preferred Stock.

EMPLOYEES

     The day to-day business activities of the company are managed by Mr. Bill H. Gunn, Chairman and President, Mr. Robert van Mourik, Executive Vice President and Chief Financial Officer, and Mr John F. Woolard, Executive Vice President. Until the Board of Directors accepted his resignation on June 1, 1998, Mr. Marvin Hudson served as Vice President, Investor Relations. The services of Mr. Gunn, Mr. van Mourik, Mr. Woolard and Mr. Robert Cameron, a director who provides mining and geological consulting services, are provided to the company under management services agreements either directly or with affiliated entities. See Item 11. - "Executive Compensation".

ITEM 2.   PROPERTIES

     AmerAlia is a lessee of United States Sodium Lease No. C-0119985 affecting 1,320 acres in Rio Blanco County, Colorado, USA, and described more fully in
Item 1. - "Business", above.

ITEM 3.   LEGAL PROCEEDINGS

     AmerAlia is a not a party to any material threatened or pending claims as of the date of this report except that Mr. Marvin Hudson, formerly a vice president and employee of AmerAlia has made a claim for an unstated amount of compensation allegedly due to him in connection with his prior employment and status as an officer. AmerAlia denies any liability to Mr. Hudson. Mr. Hudson is also a partner in the THG Partnership and, consequently, continues to be an affiliate of AmerAlia.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     AmerAlia held a meeting of its shareholders on June 30, 1998. Messrs. Gunn, van Mourik, Summerson and Cameron were re-elected to the Board of Directors. The shareholders also approved exchanges of various classes of stock held by Jacqueline Badger Mars atf The Jacqueline Badger Mars Trust as set out more fully in Item 13(a) later.

                                       PART II

ITEM 5.   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  MARKET INFORMATION.

     Since August 1987, AmerAlia's Common Stock has been publicly traded under the symbol "AALA" on The Nasdaq SmallCap Market which is operated by the National Association of Securities Dealers, Inc. The Nasdaq SmallCap Market is one of two distinct market tiers comprising the Nasdaq Stock Market which is a highly regulated electronic securities market utilizing a sophisticated computer and telecommunications network. Market participants comprise competing Market Makers, independent dealers who commit capital to stocks and compete with each other for orders, and Electronic Communications Networks, trading systems recently integrated into Nasdaq which bring additional orders into the market. The market structure provides visibility of orders and allows market participants to compete for order flow. Trading is supported by a communications network linking the market participants to quotations dissemination, trade reporting and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, online comparison of transactions, and a range of information services tailored to the needs of the securities industry, investors and issuers.

     The average trading prices for the company's common stock as provided by Nasdaq's online service for the past two fiscal years are provided in the table below. These prices do not include allowance for retail markup or markdown, commissions or other transaction costs.


          ------------------------------------------------------
                                                    Average
               For the Quarter Ended              Sale Price
          ------------------------------------------------------
          1996
               September 30                       $2.00
               December 31                        $1.00
          1997
               March 31                           $1.40
               June 30                            $1.87
               September 30                       $1.25
               December 31                        $0.75
          1998
               March 31                           $1.65
               June 30                            $1.50
          ------------------------------------------------------

(b)  HOLDERS.

     (b)(1) The number of record holders of AmerAlia's common stock on September 10, 1998 was approximately 446. (This does not include an indeterminate number of shareholders whose shares are held by brokers in street name.)

     (b)(2)    Not applicable.

(c)  DIVIDENDS

     AmerAlia has not paid dividends on its common stock and has no plans to pay cash dividends in the future. AmerAlia's ability to pay dividends to holders of its common stock is limited as a result of the issue of its outstanding shares of Series E Preferred Stock.

ITEM 6.   SELECTED FINANCIAL DATA

     The following information has been derived from AmerAlia's financial statements which follow the signature page at the end of this Annual Report.

-------------------------------------------------------------------------------
                               SELECTED FINANCIAL DATA
                           AMOUNTS IN THOUSANDS OF DOLLARS
                               (EXCEPT PER SHARE DATA)

                                             Year Ended June 30
                                   1998     1997     1996    1995      1994
                                   ----     ----     ----    ----      ----
Revenues                              -        -        -        -        -
Net Loss                           (550)    (769)    (751)  (1,007)    (569)
Loss per Share                     (.13)    (.26)     (28)    (.41)    (.24)
Total Assets                      3,500    3,008    3,608    2,985    3,262
Total Current Assets                725       12      232      338      755
Total Current Liabilities           819      650    1,481    1,539    1,199
Long Term Debt                        -        4        9       14       24
Shareholders' Equity              2,681    2,354    2,118    1,432    2,039
Weighted Average
 No. of Shares                    4,313    3,014    2,653    2,463    2,330
-------------------------------------------------------------------------------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION


LIQUIDITY AND CAPITAL RESOURCES

SUBSEQUENT TO JUNE 30, 1998

     Since June 30, 1998 AmerAlia has raised a total of $233,750 through the sale of common stock and warrants. The warrants are exercisable at $2.00 per share through March 31, 1999 and at higher prices thereafter. As a result of the funds made available through this capital raising activity and the funds raised during the fiscal year, AmerAlia was able to repay a significant portion of its notes payable including the indebtedness to Raytheon Engineers and Constructors, Inc.

JUNE 30, 1998 AS COMPARED TO JUNE 30, 1997

     AmerAlia does not generate any operating income and, therefore, continues to be reliant on raising capital from its existing shareholders and from private offerings of its securities. During the 1998 fiscal year, AmerAlia raised $1.1 million in different offerings for the sale of its common stock, preferred stock and warrants to accredited and non-United States investors. The outstanding warrants, if exercised in whole or part, would result in additional capital for AmerAlia, however, this would require that the market price of the company's common stock exceed the exercise price of the warrants at the time of exercise. There are other conditions precedent to the exercise of the warrants including the availability of an exemption for the exercise.

     AmerAlia has historically derived its liquidity from raising new equity investment or by issuing notes payable. AmerAlia's ability to ensure its long term survival continues to be dependent upon AmerAlia obtaining all permits necessary for the proposed plant and financing for its construction, estimated to be in excess of $30 million. AmerAlia is engaged in discussions with prospective investors and financiers to achieve this objective, and based upon consultations with its advisors, AmerAlia believes significant financing will be available from unaffiliated parties provided that certain conditions are met. Management is directing its efforts to enabling the fulfilment of these conditions, although there can be no assurance that the company will be able to complete this financing.

     In order to simplify the presentation of the company's financial statements, the Board of Directors decided to initiate discussions with holders of the preferred stockholders to rationalize the various series of preferred stock. Consequently, as discussed more fully in Item 13(a) later, all of the outstanding shares of the various series of preferred stock have been exchanged for common stock or a new Series E Preferred Stock. The rights and preferences attributable to the Series E Stock are set out in Item 12 later. A total of 356,554 shares of common stock at $1 per share were issued in lieu of dividends on Series A, B, C, D & E Preferred Stock and a further $36,000 of accrued but unpaid dividends were included in the exchange of 26,000 shares of Series B Stock for shares of Series E Stock.

     A net increase in the company's accounts and royalties payable of more than $100,000 created an additional source of funds. Of these liabilities, $266,667 is due to one creditor for consulting fees and royalties payable on the Rock School Lease. The payment of minimum annual royalties generates credits which can be used if a plant is built which can achieve production exceeding 50,000 ton per year. Above this level of output, the credits can be offset against royalties which exceed the minimum royalty. The total of these credits accumulated as at June 30, 1998 was $337,500. A further $223,606 was raised through the issue of notes payable. Funds were applied to funding the operating loss, $100,183 was used to repay notes payable, $13,051 was capitalized expenditures on developing the Rock School Lease project and $45,704 was used to reduce liabilities due to related parties.

     As a result of the fund raising throughout the year, total assets increased to $3,500,143 (1997: $3,007,489; 1996: $3,608,000) and stockholders' equity increased to $2,680,688 (1997: $2,354,561; 1996: $2,118,000).

     AmerAlia does not anticipate any difficulties with its computers and their systems as the year 2000 approaches because its computers and software are relatively new systems which are Y2K compliant.

JUNE 30, 1997 AS COMPARED TO JUNE 30, 1996:

     As reported in Note 13 to the Financial Statements, AmerAlia negotiated a settlement in November 1996 with the THG Partnership, a related party, which had acquired a debt previously due to a secured creditor, NZI Securities Australia Ltd. In summary, AmerAlia transferred to THG its interests in the Rural Investment Trust, two notes receivable, two shareholder receivables and an issue of 100 shares of Series E Preferred Stock in settlement of the debt, so enabling AmerAlia to record an additional capital contribution of $116,000 on the value of the assets transferred to THG. In addition, THG has an option until 18 October 1998 to exchange the RIT units with AmerAlia for the issuance of 450 shares of Series E Preferred Stock or to subscribe $450,000 to purchase 450 shares of Series E Preferred Stock.

     AmerAlia received subscription applications for the issue of 293,500 shares of common stock at $1 per share from two unaffiliated investors. These funds were used to retire debt. Additional capital of $405,000 was received for the issue of 405 shares of Series E Preferred Stock pursuant to an agreement between AmerAlia and the Jacqueline Badger Mars Trust. A total of 233,790 shares of common stock were issued in lieu of dividends on Series A, B & D Preferred Stock and 65,000 shares valued at $65,000 were issued as employee compensation. Finally, $51,000 was received by the company in settlement of an alleged short swing trading violation.

     Further funding of $62,000 was received through an increase in the accounts and royalties payable to $261,758 of which approximately $227,000 was due to eight creditors, the largest of whom was owed $166,667. Of this amount, $129,167 constitute royalties payable for which AmerAlia can receive a credit if a plant is built which can achieve production exceeding 50,000 ton per year. Above this level of output, the credits can be offset against royalties payable which exceed the minimum royalty. However, $214,000 of the accounts and royalties payable was outstanding more than 90 days. Funds were applied to AmerAlia's operating loss, $20,192 was expended in the development of the Rock School
Lease project and $224,500 was paid in fees in anticipation of a capital raising.

     Total assets decreased during the year to $3,007,489 (1996: $3,608,000; 1995: $2,985,000) while stockholders' equity increased to $2,354,561 (1996:
$2,118,000; 1995: $1,432,000).

RESULTS OF OPERATIONS

JUNE 30, 1998 AS COMPARED TO JUNE 30, 1997:

     As the company does not receive revenues from operations, any income it receives is generally derived from interest earned on funds on deposit resulting from stock subscriptions. Interest income in 1998 was less than $5,000 and less than $2,000 in 1997. As the company no longer has Australian operations, management decided, in consultation with the auditors, to remove the foreign currency translation adjustment account from the company's balance sheet. This created a foreign currency gain of $123,211 which has been brought to account through the income statement.

     General and administrative expenditures were significantly lower this year than for previous years (1998: $629,605; 1997: $690,982 and 1996:
$668,202). However, this was temporary and as management progresses its plans to obtain funding for the development of the company's lease and construction of production facilities, the level of these expenditures is expected to increase. Interest expense has been reduced as a result of reduced debt (1998: $38,909; 1997: $70,383; and 1996: $124,128). Consequently, the 1998
net loss of $549,817 was significantly less than those of prior years (1997:
$769,185 and 1996: $751,350).

     Until AmerAlia achieves its objective of establishing a plant for the recovery and production of sodium bicarbonate, it will not be able to generate operating revenues. Whilst management is progressing negotiations with various prospective investors and financiers, no agreements have been reached which will enable the company to build its proposed facilities. Management estimates that more than $30 million will be required to fund construction and the associated working capital requirements until profitable operations are established. There is no assurance that AmerAlia can obtain this financing and in the meantime must fund its operating losses from its own resources as discussed above.

JUNE 30, 1997 AS COMPARED WITH JUNE 30, 1996:

     Historically, as the company does not have operations generating revenues, its income has been derived from income distributions from AmerAlia's investment in the Rural Investment Trust and from interest received from two notes receivable. As these assets were deployed early in the year to settle a substantial debt, AmerAlia no longer received this income. Consequently, other
income was reduced to less than $2,000 (1996: $60,273; 1995: $49,000).   General
and administrative
expenses of $690,982 were comparable to 1996 ($668,202) and less than for 1995 ($919,000) as a result of there being no additional provisions for bad debts. However, AmerAlia does incur an annual liability of $100,000 as a result of royalties and consulting fees due to Kinder for the Rock School
Lease. As a result of AmerAlia's substantial reduction in notes payable, interest expense was reduced to $70,383 compared with 1996 ($124,128) and 1995 ($105,000). As AmerAlia no longer had assets or liabilities in Australia, there was no foreign currency gain or loss in 1997 compared with the $6,810 loss in 1996 and $3,000 gain in 1995.

     Ultimately, the loss for the year of $769,185 was similar to that for 1996 ($751,350) and substantially less than that in 1995 ($989,000).

IMPACT OF INFLATION

     AmerAlia believes that its activities are not materially affected by inflation.

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

     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

(a)(b) IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS.

       The following table shows the names and ages of all Directors and Executive Officers of the company, positions held, and when each person was first elected or appointed. The directors each serve until their successors are duly elected and qualified; officers are appointed by, and serve at the pleasure of, the Board of Directors.

     --------------------------------------------------------------
                                                       First
     Name & Age          Position                      Elected or
                                                       Appointed
     --------------------------------------------------------------
     Bill H. Gunn        Chairman of the Board,        02/84
       Age 56            President, & Chief
                         Executive Officer

     Robert van Mourik   Director,                     09/90
       Age 45            Executive Vice President      01/89
                         Chief Financial Officer,
                         Secretary & Treasurer

     Neil E. Summerson   Director                      09/90
       Age 50

     Robert A. Cameron   Director                      09/90
       Age 59

     John F. Woolard     Executive Vice President      06/98
       Age 58
     --------------------------------------------------------------

(c)    SIGNIFICANT EMPLOYEES.

       The Company does not employ anyone who is not an executive officer who contributes significantly to its business.

(d)    FAMILY RELATIONSHIPS.

       There are no family relationships among the officers or directors.

(e)  BUSINESS EXPERIENCE.

     (e)(1) BACKGROUND. Brief biographical information and an outline of the business experience of each officer and director of the company is set out below:

BILL H. GUNN

     Mr. Gunn graduated in Commerce from the University of Queensland in 1963, achieving his Accounting Certificate from the University of Queensland in the same year. Subsequently, he was admitted as a member of the Australian Society of Accountants, rising to the position of Senior Associate. He now holds the position of Certified Practising Accountant
(CPA) in Australia, and has successfully completed and passed the examinations for admittance as a Certified Public Accountant (CPA) in the USA.

     Since March, 1977 Mr. Gunn has been a self-employed investor, CPA, and a director of several Stock Exchange listed public companies, as well as a number of majority owned private corporations. These companies have been active in the field of retailing, hotels, feed mills, mining exploration, automotive components, securities investment, financing, property development and numerous related fields.

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

ROBERT VAN MOURIK

     Mr. van Mourik graduated in 1974 with a Bachelor of Applied Science (Applied Chemistry) and worked for six years as an Industrial Chemist in Quality Control and Production. While completing studies in a Masters Degree in Business Administration at Newcastle University, he worked in Corporate Financial Planning for Australian Wire Industries, a subsidiary of Broken Hill Proprietary Ltd. After completing this degree in 1981, he moved to Queensland to participate in real estate development and its sales and marketing. In 1983, he joined United Capital as an Investment Consultant and became Executive Director of United Capital in April, 1986. In that position, he was instrumental in United Capital's reconstruction and has since been heavily involved in the development of AmerAlia's activities. Since January 25, 1989, he has served as Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the company, and on September 26, 1990 he was appointed a director of the company.

NEIL E. SUMMERSON

     Mr. Summerson until July 31, 1997 was the senior partner, and for five years prior was managing partner, in the international accounting firm of Ernst & Young, at its offices in Brisbane, Australia. Prior to 1992, he worked in the Corporate Recovery and Insolvency Division, which is involved in the administration of insolvent companies, as well as providing counsel to small businesses in the areas of taxation, audit procedures and management advisory services. Mr. Summerson received his Bachelor of Commerce degree from the University of Queensland in 1968. He is a Fellow of the Institute of Chartered Accountants, an Associate of the Australian Institute of Credit Management, a Registered Public Accountant in Queensland, a registered Company Liquidator in Queensland, an Official Liquidator, and an Officer of the Supreme Court of Queensland.

     On November 17, 1989, Mr. Summerson was appointed Receiver and Manager of Denison Resources Ltd. He retired from this position on August 28, 1998 and has no further responsibility or influence regarding Denison's shareholding.

ROBERT A. CAMERON

     Mr. Cameron graduated with Honors in Metallurgical and Chemical Engineering from the University of Adelaide, Australia in April, 1961. Prior to Mr. Cameron's formation of Denison Resources Ltd in 1983, Mr. Cameron was employed in both Australia and the United Kingdom accruing approximately 24 years of senior management experience, not only in the Australian mining industry regarding both large and small companies, but also specific experience in the exploration for and mining of soda products. This includes 16 years as Chief Executive Officer and director of a number of Australian public companies. Mr. Cameron has been responsible for developing a number of mining operations involving such industrial minerals as rutile, zircon, ilmenite, bentonite clay, calcium carbonate and silver and gold properties. From 1983, Mr. Cameron was Chairman of the Board of Directors of Denison Resources Ltd., an Australian stock exchange listed public company formed for the specific purpose of exploring and developing underground natural soda resources in Queensland, Australia. In January, 1989 a wholly owned subsidiary of Denison Resources Ltd., acquired the Rock School Lease. In early November 1989, the Australian Stock Exchange suspended Denison Resources Ltd. from quotation of its shares at the request of its directors. On November 17 & 20, 1989 Mr. Neil E. Summerson was appointed Receiver and Manager for Denison Resources Ltd. by two creditors as a result of Denison Resources Ltd. being in default under certain loan agreements which were secured by an equitable mortgage over Denison Resources Ltd. Under Australian law, the creditors' action did not require court approval or supervision, and the receivership continues although Mr. Summerson retired as Receiver on August 28, 1998.

JOHN WOOLARD

     Mr. Woolard graduated from the University of Wisconsin, Madison, Wisconsin in June 1961. He received a Bachelor of Science degree with a major in economics. After graduation he was employed by an advertising agency, working in all major departments and finally as an account executive handling $5,000,000 annual advertising budgets. He joined an investment banking firm in

1968. In his 30 years in the investment banking business, Mr. Woolard has supervised all departments in the firm, including retail sales, corporate finance, underwriting and accounting. Mr. Woolard has been a registered principal with the New York Stock Exchange firm, Stiffel, Nicolas & Co. for more than the past five years until taking leave of absence in January 1998. He is also a director and an investor in a number of privately held companies.

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

     Based solely on its review of the copies of the reports it received from persons required to file, AmerAlia believes that during the period from July 1, 1996 through September 15, 1998 all filing requirements applicable to its officers, directors and greater than ten-percent shareholders were complied with in accordance with the requirements of said Section 16(a) except as follows:

     Mr. Marvin Hudson filed Forms 4 in October 1997 reporting transactions which occurred in November 1996 and July 1997. The Jacqueline Badger Mars Trust filed a Form 4 in December 1997 reporting transactions which took place since May 1994. Mr. Neil Summerson filed a Form 4 reporting a transaction which
occurred in January 1998.   Mr. John Woolard, who holds shares of Series E
Preferred Stock and receives shares of common stock as dividends, filed a Form 5 in September 1998 reporting his receipt of the dividend shares through June 30, 1998.

     In addition, the THG Partnership, owner of shares of Series E Preferred Stock, receives shares of AmerAlia's common stock as dividends. This creates additional filing obligations for Mr. Bill Gunn, Mr. Marvin Hudson and Ms. Mary Tiscornia, the owners of the THG Partnership. Consequently, in connection with their participation in THG, Mr. Bill Gunn and Mr. Marvin Hudson each filed a Form 4 in October 1997 reporting transactions which occurred in November 1996. Ms. Tiscornia filed a Form 3 in April 1998 reporting transactions which occurred in November 1996, and a Form 5 in April 1998 reporting subsequent transactions through March 31, 1998. To report the receipt of the dividend shares by THG through June 30, 1998 Mr. Gunn, Ms. Tiscornia and THG each filed a Form 5 in September, 1998.


ITEM 11.  EXECUTIVE COMPENSATION

(a)  SUMMARY COMPENSATION TABLE.

     The following table sets forth information regarding compensation paid to the officers of the company during the three fiscal years ended June 30, 1998. Mr. Gunn was the only executive officer who received compensation in excess of $100,000 during fiscal 1998, as shown below. Compensation to Mr. Gunn is paid to Gunn Development Pty. Ltd., of which Mr. Gunn is a controlling shareholder.

                      Annual Compensation ($$)                         Long Term Compensation
                      ------------------------                         ----------------------
                                                               Awards             Payouts
                                                               ------             -------
       (a)           (b)      (c)        (d)          (e)        (f)      (g)       (h)         (i)
                                                              Restricted
                                                                Stock    Options    LTIP
   Name and         Year    Salary      Bonus       Other      Awards    & SARs    Payouts      Other
   Position         ($$)     ($$)       ($$)         ($$)       (##)      ($$)      ($$)     Compensation
   --------         ----     ----       ----         ----       ----      ----     ------    ------------
Bill H. Gunn
as President and    1998    100,000      -0-       14,000(1)     -0-       -0-      -0-         -0-
Chief Executive     1997    100,000      -0-        8,000(1)     -0-       -0-      -0-         -0-
Officer             1996    100,000      -0-        8,000(1)     -0-   210,000(2)   -0-         -0-

Notes:    (1) Directors fees
          (2) Comprises 140,000 options and 70,000 SAR's (See Item 12.)

     AmerAlia has no plans which result in the payment or accrual for payment of any amounts to any executive officer in connection with his resignation, retirement, or other termination, or change of control or change in the executive officer's responsibilities.

     AmerAlia has not adopted a medical insurance, life insurance, or other benefit plan for its employees. AmerAlia currently has no stock ownership or other profit-sharing or pension plans, but may adopt such plans in the future. AmerAlia has no retirement plans and, therefore, has made no contributions to any such plan on behalf of the named officers.

     AmerAlia acquired a vehicle during the 1994 year for the use of Mr. Gunn.

(c)  OPTIONS/SAR GRANTED DURING YEAR ENDED JUNE 30, 1998

     Mr. Woolard was appointed an Executive Vice President of AmerAlia on June 1, 1998. Previously, he was employed as a consultant to AmerAlia. In connection with his consultancy services, Mr. Woolard was granted options to acquire 100,000 shares of restricted common stock at $1.00 per share until March 31, 2001 and 150,000 shares at $1.50 per share until March 31, 2003.

     AmerAlia has not adopted any other stock option or stock appreciation rights plan.

(d)  AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE.

     No executive officer exercised any options or stock appreciation rights during the 1998 fiscal year. The following table sets forth the fiscal year-end value of the options held by the company's executive officers:

         (a)                     (b)             (c)             (d)               (e)
                                                                                 Value of
                                                                               Unexercised
                                                               Number of       In-the-money
                                                               options at       options at
                                                                6/30/98           6/30/98
                                                                -------           --------
                           Shares Acquired       Value        Exercisable        Exercisable
                             on Exercise        Realized    Not-exercisable    Not-exercisable
     Name                      (##)              ($$)            (##)                ($$)
     ----                      ----              ----            ----                ----
Mr. Bill H. Gunn                -0-               -0-          140,000               -0-*
Mr. Robert van Mourik           -0-               -0-           75,000               -0-*
Mr. John Woolard                -0-               -0-          100,000             25,000
Mr. John Woolard                -0-               -0-          150,000               -0-*

* Based on the last trade price on June 30, 1998, of $1.25 per share. These options, which are held by Gunn Development Pty. Ltd. and Ahciejay Pty. Ltd., affiliates of Mr. Gunn and Mr. van Mourik respectively, and Mr. Woolard, are exercisable at $1.50 per share and were "out of the money" at 6/30/98.

(e)  LONG TERM INCENTIVE PLAN -- AWARDS IN LAST FISCAL YEAR

     AmerAlia has no long term incentive plans, and consequently has made no such awards.

(f)  DEFINED BENEFIT OR ACTUARIAL PLAN DISCLOSURE

     Not applicable since the company has not defined benefit or actuarial plans.

(g)  COMPENSATION OF DIRECTORS

     (g)(1)  STANDARD ARRANGEMENTS.

     The directors of the Company each receive $14,000 cash compensation for their services per year. In connection with certain consulting services rendered by them, AmerAlia paid an affiliate of Mr. Cameron $7,007 for services rendered during the fiscal year ended June 30, 1998. Mr. Cameron was paid normal consulting rates applicable to his skills. Mr. Cameron was reimbursed for expenses incurred on behalf of the company on a fully-accountable basis.

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

(h) EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.

     AmerAlia has no compensation plan or arrangement with respect to any executive officer which plan or arrangement results or will result from the resignation, retirement or any other termination of such individual's employment with the company. AmerAlia has no plan or arrangement with respect to any such persons which will result from a change in control of the company or a change in the individual's responsibilities following a change in control.

(i)  REPORT ON REPRICING OF OPTIONS/SARS.

     Not applicable, as no options or SARs were repriced during the fiscal year ended June 30, 1998.

(j) ADDITIONAL INFORMATION WITH RESPECT TO COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

     A Compensation Committee comprising the non-executive directors of the Board was formed early in 1993 and determined the management fees payable to Messrs. Gunn, van Mourik and Woolard, as set out above. The Compensation Committee is now Mr.. Summerson alone who has not been an officer nor an employee of the company or any of its subsidiaries during the fiscal year ended June 30, 1998, or subsequently. Mr. Summerson does not have any other direct or indirect relationship with AmerAlia requiring disclosure by the company pursuant to Item 401 of Regulation S-K. Furthermore, no executive officer of the company served as a member of the Compensation Committee (or similar committee) of another entity which dealt with compensation paid to any member of AmerAlia's Compensation Committee, or with which any other interlocking relationship exists.

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

By the directors comprising the Compensation Committee:   NEIL E. SUMMERSON

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     A capitalization table is helpful in understanding the security ownership of certain beneficial owners and management of the Company. The following table sets forth this capitalization information as of September 10, 1998:

                                     Number of          Voting Rights
    Description of Class              Shares              per share
    --------------------              ------              ---------
    Common Stock                     5,497,551        one vote per share
    Series E Preferred Stock             2,536        1,000 votes per share

(a) AND (b)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information as of September 10, 1998 with respect to the ownership of the common stock for each director, all officers and directors as a group, and all beneficial owners of more than five percent of the common stock. The following shareholders have sole voting and investment power with respect to the shares, unless indicated otherwise. (This does not include shares held in the name of known depositories, such as CEDE & Co., for the benefit of the underlying beneficial shareholders).

------------------------------------------------------------------------------
Name & Address                       Amount & Nature    Percent   Percent
     of                               of Beneficial       of     of Voting
Beneficial Owner                        Ownership        Class   Securities
------------------------------------------------------------------------------
Bill H. Gunn                             915,600 (1)    14.87%     3.18%
"Codrington"
Bowenville, Qld
Australia

John F. Woolard                          273,000 (2)     4.73%     0.29%

Robert van Mourik                        220,384 (3)     3.95%     1.81%
127 Central Ave
St Lucia, Qld
Australia

Madeline Ahern                           449,919 (4)     7.66%     5.60%
atf The Bromley Family Trust
8th fl, 87 Wickham Tce,
Brisbane,  Qld
Australia

Neil E. Summerson                         75,000 (5)     1.35%      -0-%

Robert A. Cameron                         75,000 (6)     1.35%      -0-%

OFFICERS & DIRECTORS
AS A GROUP:                            1,538,984        22.86%     5.03%

Jacqueline Badger Mars                 3,547,460 (7)    47.31%    44.16%
atf the Jacqueline
Badger Mars Trust dated
Feb 5, 1975 as amended
6885 Elm St., McLean, VA

Mary L Tiscornia                         779,285 (8)    12.55%     2.08%
448 Ignacio Blvd, #338
Novato, CA 94949

                               (continued on next page)

------------------------------------------------------------------------------
Name & Address                         Amount & Nature  Percent    Percent
     of                                 of Beneficial     of      of Voting
Beneficial Owner                          Ownership      Class   Securities
------------------------------------------------------------------------------
Marvin H. Hudson                         807,953 (9)    13.06%     2.71%
51 Old Broadmoor Road
Colorado Springs, CO 80906

The THG Partnership                      566,140 (10)    9.36%     1.45%
c/o M.L. Tiscornia
448 Ignacio Blvd, #338
Novato, CA 94949

Denison Resources Ltd                    407,866 (11)    7.42%     7.42%
Level 5, 1 Eagle St
Waterfront Place
Brisbane, Qld, Australia
------------------------------------------------------------------------------

(1) Comprises 7,500 shares owned by Bill H. Gunn and 131,960 shares owned by Gunn Development Pty. Ltd. (of which Mr. Gunn is a controlling shareholder); options to acquire 140,000 shares at $1.50 up to June 28, 2006; 70,000 Stock Appreciation Rights; and an interest in the THG Partnership as set forth above.

(2) Comprises 3,000 shares, 20 shares of Series E Preferred Stock and options to acquire 100,000 shares of common stock at $1.00 per share until March 31, 2001, and options to acquire 150,000 shares of Common Stock at $1.50 per share until March 31, 2003.

(3) Comprises 500 shares held directly by Mr. van Mourik, 90,759 shares owned by Ahciejay Pty. Ltd. as Trustee for The R.C.J. Trust, and 54,125 shares owned by the R.C.J. Superannuation Fund, both of which Mr. van Mourik and his family are beneficiaries as well as options to acquire 75,000 shares of common stock at $1.50 up to June 28, 2006.

(4) Comprises 73,919 shares and 376 shares of Series E Preferred Stock. The Bromley Family Trust is a trust for the benefit of relatives of Robert van Mourik's spouse. Neither Mr. van Mourik nor his wife has any direct or indirect interest in the Bromley Family Trust, although Mrs. van Mourik is a contingent, unnamed beneficiary. Neither Mr. nor Mrs. van Mourik has received any distributions from the Bromley Family Trust and neither influences nor controls the decisions of the trustee. See Item 13. Certain Relationships and Related Party Transactions.

(5) Comprises options to acquire 75,000 shares for $1.50 up to June 28, 2006 held by Glendower Investments Pty. Ltd. as trustee of a trust of which Mr. Summerson and his family are beneficiaries.

(6) Comprises options held by Jacinth Pty. Ltd. a company in which Robert Cameron, a director of the company, is a controlling shareholder, to acquire 75,000 shares at $1.50 up to June 28, 2006.

(7) Comprises 1,547,460 shares of common stock and 2,000 shares of Series E Preferred Stock.

(8) Comprises 50,645 shares, options to acquire 162,500 shares of common stock at $2 up to December 31, 1998 and an interest in the THG Partnership as set forth below.

(9) Comprises 101,813 shares of common stock, options to acquire 140,000 shares at $1.50 up to June 28, 2006 and an interest in the THG Partnership as set forth below.

(10) Comprises 100 shares of Series E Preferred Stock and an option until 18 October 1998 to acquire 450 shares of Series E Preferred Stock.

(11) Comprises 407,866 shares of common stock.

     The foregoing table does not include the possible effect of issuance of up to 1,182,500 shares pursuant to the exercise of options held by persons who are neither officers, directors, nor significant shareholders of the Company, which options are exercisable as follows:

        87,500 at $2.00 until December 31, 1998
       100,000 at $1.00 until March 1, 1999
       995,000 at $2.00 until March 31, 1999 and at higher prices thereafter

     The Series E Stock consists of 2,536 shares issued at $1,000 per share.
The stock is entitled to a dividend preference of 10% per year, payable quarterly in restricted common stock valued at $1 per share through October 31, 2000. The Series E Stock is convertible into common stock at the option of the holder until October 31, 2000 on the basis of 1,000 shares per share of Series E Stock. AmerAlia may redeem all or any portion of the outstanding shares of Series E Stock at any time upon giving six months notice, but only if the holder fails to exercise its conversion rights.

     To the best knowledge of the company, there are no arrangements, understandings or agreements relative to the disposition of any of AmerAlia's securities, the operation of which would at a subsequent date result in a change in control of the company.

(c)  CHANGES IN CONTROL.

     AmerAlia knows of no arrangement, the operation of which may, at a subsequent date, result in a change in the control of the company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

(a)  TRANSACTIONS WITH MANAGEMENT AND OTHERS.

     The following sets out information regarding transactions between officers, directors and significant shareholders of the company.

     Loans made to AmerAlia by related parties as detailed in Note 6 to the Financial Statements which states that AmerAlia owed $35,354 to directors and affiliates of the company at June 30, 1998. This comprised advances to AmerAlia and accrued but unpaid compensation and directors fees.

     As of June 30, 1997 AmerAlia owed $13,377 to Gunn Development Pty. Ltd., an affiliate of Mr. Bill H. Gunn, an officer of the company. By June 30, 1998 AmerAlia had repaid the balance due and had advanced further funds to Gunn Development. The following summarizes these advances during the fiscal year ended June 30, 1998:


     Balance due to Gunn Development at June 30, 1997:      $ 13,377
     Advances to Gunn Development during year:               173,881
     Repayments received during year:                        142,830
     Net interest accrued:                                       Nil
     Balance due from Gunn Development at June 30, 1998:    $ 17,674

     These advances bear no interest, are due on demand, and are not evidenced by promissory notes.

     During the year, dividends of $356,554 became payable on the Series A, Series B, Series C, Series D and Series E Preferred Stock and AmerAlia, upon the agreement with the investors, paid this dividend through the issuance of shares of restricted common stock in accordance with the statements of preferences.

     In September 1996, a secured creditor, NZI Securities Australia Ltd., declared a default on indebtedness of approximately A$1,200,000 and advised AmerAlia that NZI intended to immediately exercise its power of sale over the RIT units NZI held as collateral. This debt was subsequently acquired from NZI by the THG Partnership, an AmerAlia affiliate, and AmerAlia then concluded an agreement with THG to settle the debt as discussed more fully in Note 13 to the Financial Statements which accompany this annual report. As a part of the settlement AmerAlia agreed to issue to THG 100 shares of its Series E Preferred Stock. In addition, THG has an option until 18 October, 1998 to exchange the RIT units for 450 shares of Series E Preferred Stock or to subscribe $450,000 in cash to purchase 450 shares of Series E Preferred Stock.

     As a result of having acquired shares in May 1997 and having sold shares in August 1997, Ms. Mary Tiscornia generated a short swing profit of $2,340. Upon becoming aware of this, Ms. Tiscornia brought the matter to the AmerAlia's attention and voluntarily remitted this amount to the company in June 1998 in settlement of her Section 16(b) liability.

CONVERSION OF SERIES OF PREFERRED STOCK INTO COMMON STOCK

     Concerning various classes of shares held by Mrs Jacqueline Badger Mars in her capacity as trustee of the Jacqueline Badger Mars Trust the following occurred during the year:

     (a) 666,666 shares of Series A preferred stock were exchanged by agreement with AmerAlia for 666,666 shares of common stock;
     (b) 25,000 shares of Series B preferred stock were exchanged for 125,000 shares of common stock in accordance with the statement of preferences which established the Series B stock;
     (c) the 2,000 shares of Series D Preferred stock were exchanged by agreement with AmerAlia for 2,000 shares of Series E Preferred Stock which hold the same preferences as those attributable to the Series D stock; and
     (d) the exchanges of the Series A for common stock and Series D for Series E stock were subject to shareholder approval which was granted at a meeting of the shareholders held June 30, 1998.

     AmerAlia reached an agreement with Miss Madeline Ahern who held the remaining 26,000 shares of Series B stock as trustee for the Bromley Family Trust, to exchange the outstanding Series B shares, together with accrued but unpaid dividends due of $36,000, for 296 shares of Series E Stock based on their respective liquidation values.

     AmerAlia negotiated with the holders of the outstanding 750 shares of Series C stock an exchange, based upon their respective liquidation values, for 60 shares of Series E Stock. One of the holders of the Series C Stock was Mr. John Woolard who received 20 shares of Series E Stock. Subsequently, he was appointed an executive officer of AmerAlia.

     AmerAlia negotiated with the THG Partnership and the Bromley Family Trust, the remaining holders of 180 shares of Series D Stock, an exchange for 180 shares of Series E Stock and an exchange of an option to acquire 450 shares of Series D Stock for an option to acquire 450 shares of Series E Stock.

     As a result of these transactions, the shares of Series E Stock are the only shares of preferred stock outstanding. See Item 12 above.

(b)(1)-(4)   CERTAIN BUSINESS RELATIONSHIPS

          See Item 13(a), above.

(b)(5) No nominee or director of the company is, or has been, a partner or executive officer of any investment banking firm that has performed services for AmerAlia during the last fiscal year or that AmerAlia proposes to have perform services during the current year.

(b)(6) AmerAlia is not aware of any other relationship between its directors and the company that are similar in nature and scope to those relationships listed in paragraphs (b)(1) through (5) of this Item 13 except as described above.

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

Exhibit
 Number        Description
 ------        -----------
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

10.7 (e)       General Services Agreement with Raytheon Engineers &
               Constructors, Inc.

10.8 (f)       First Amendment to Special Warranty Assignment, Royalty
               Reservation, and Minimum Royalty Payment between AmerAlia and
               E.E. Kinder Co.

10.9 (f)       Consulting Agreement between AmerAlia and E.E. Kinder Co.

10.10 (f)      U.S. Government Sodium Lease

21.1           Subsidiaries of the Registrant:    None.

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

Date: September 25, 1998

                                            AMERALIA, INC.



                                            By: /s/ Bill H. Gunn
                                                -----------------------------
                                                Bill H. Gunn, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AmerAlia and in the capacities and on the dates indicated.

 /s/ Bill H. Gunn                  Principal Executive       Date: 9/25/98
-----------------------------      Officer and Director
Bill H. Gunn



 /s/ Robert van Mourik             Secretary, Treasurer      Date: 9/25/98
-----------------------------      Principal Financial
Robert C. J. van Mourik            and Accounting Officer,
                                   and Director


 /s/ Robert A. Cameron             Director                  Date: 9/25/98
-----------------------------
Robert A. Cameron



 /s/ Neil E. Summerson             Director                  Date: 9/25/98
-----------------------------
Neil E. Summerson

                                   AMERALIA, INC.
                            (A Development Stage Company)

                                Financial Statements

                               June 30, 1998 and 1997

                              C O N T E N T S

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . .   3

Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

Statements of Operations . . . . . . . . . . . . . . . . . . . . . . .   6

Statements of Stockholders' Equity . . . . . . . . . . . . . . . . . .   7

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . .  12

Notes to the Financial Statements. . . . . . . . . . . . . . . . . . .  14

                             INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders of
AmerAlia, Inc.
(A Development Stage Company)
Colorado Springs, Colorado

We have audited the accompanying balance sheets of AmerAlia, Inc. (a development stage company) as of June 30, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 1998, 1997 and 1996 and from the beginning of the development stage on July 1, 1992 through June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmerAlia, Inc. (a development stage company) as of June 30, 1998 and 1997, and the results of its operations and its cash flows for the years ended June 30, 1998, 1997 and 1996 and from the beginning of the development stage on July 1, 1992 through June 30, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company has suffered recurring losses and has a working capital deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Jones, Jensen & Company
Salt Lake City, Utah
September 14, 1998

                                    AMERALIA, INC.
                           (A Development Stage Company)
                                    Balance Sheets

                                        ASSETS

                                                            June 30,
                                                    -----------------------
                                                       1998          1997
                                                    ----------   ----------
CURRENT ASSETS

 Cash (Note 1)                                      $  707,199   $    2,088
 Related party receivables (Note 2)                     17,674       10,064
                                                    ----------   ----------
    Total Current Assets                               724,873       12,152
                                                    ----------   ----------
FIXED ASSETS, net (Note 5)                               6,983       15,601
                                                    ----------   ----------
OTHER ASSETS

 Lease acquisition, exploration and
  development costs (Notes 3 and 11)                 2,768,287    2,755,236
 Deferred stock offering costs (Note 1)                      -      224,500
                                                    ----------   ----------
    Total Other Assets                               2,768,287    2,979,736
                                                    ----------   ----------
    TOTAL ASSETS                                    $3,500,143   $3,007,489
                                                    ----------   ----------
                                                    ----------   ----------

 The accompanying notes are an integral part of these financial statements.

                                    AMERALIA, INC.
                           (A Development Stage Company)
                              Balance Sheets (Continued)


                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           June 30,
                                                   ------------------------
                                                      1998         1997
                                                   -----------  -----------
CURRENT LIABILITIES

 Accounts payable                                  $   163,910  $   132,591
 Royalties payable (Note 10)                           204,167      129,167
 Bank overdraft                                          4,586            -
 Due to related parties (Note 6)                        35,354       81,058
 Notes payable - current portion (Note 7)              411,008      283,586
 Interest payable                                          430       22,526
                                                   -----------  -----------
    Total Current Liabilities                          819,455      648,928
                                                   -----------  -----------
LONG-TERM LIABILITIES

 Notes payable (Note 7)                                      -        4,000
                                                   -----------  -----------
    Total Long-Term Liabilities                              -        4,000
                                                   -----------  -----------
    Total Liabilities                                  819,455      652,928
                                                   -----------  -----------
COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY

 Preferred stock, $0.05 par value; 1,000,000
  authorized; 2,536 and 720,356 issued and
  outstanding, respectively                                127       36,018
 Common stock, $0.01 par value; 100,000,000
  shares authorized; 5,317,551 and 3,309,331
  issued and outstanding, respectively                  53,176       33,093
 Additional paid-in capital                         12,151,930   10,744,413
 Accumulated deficit                                (9,524,545)  (8,582,174)
 Foreign currency translation adjustment
  (Note 1)                                                   -      123,211
                                                   -----------  -----------
  Total Stockholders' Equity                         2,680,688    2,354,561
                                                   -----------  -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 3,500,143  $ 3,007,489
                                                   -----------  -----------
                                                   -----------  -----------

 The accompanying notes are an integral part of these financial statements.

                                    AMERALIA, INC.
                            (A Development Stage Company)
                               Statements of Operations




                                                                                     From the
                                                                                    Beginning
                                                                                 of Development
                                                                                     Stage on
                                                                                  July 1, 1992 to
                                               For the Years Ended June 30,           June 30,
                                        ---------------------------------------- ----------------
                                            1998           1997           1996          1998
                                        ---------      ----------     ----------   -------------
REVENUES                                $      -       $      -       $      -     $        -

EXPENSES

  General and administrative               629,605        690,982        668,202      4,155,320
  Depreciation and amortization              8,618          9,389         12,483         60,914
                                        ----------     ----------     ----------   ------------

    Total Expenses                         638,223        700,371        680,685      4,216,234
                                        ----------     ----------     ----------   ------------
LOSS FROM OPERATIONS                      (638,223)      (700,371)      (680,685)    (4,216,234)
                                        ----------     ----------     ----------   ------------
OTHER INCOME (EXPENSE)

  Other income                                  29            -              -               29
  Investment income                            -              -           16,966         89,760
  Interest expense                         (38,909)       (70,383)      (124,128)      (618,529)
  Interest income                            4,075          1,569         43,307        242,764
  Foreign currency gain (loss)             123,211            -           (6,810)       (63,586)
                                        ----------     ----------     ----------   ------------
    Total Other Income (Expense)            88,406        (68,814)       (70,665)      (349,562)
                                        ----------     ----------     ----------   ------------
NET LOSS BEFORE INCOME TAX
 EXPENSE                                  (549,817)      (769,185)      (751,350)    (4,565,796)

  Income tax expense                           -              -              -              -
                                        ----------     ----------     ----------   ------------

NET LOSS                                $ (549,817)    $ (769,185)    $ (751,350)  $ (4,565,796)
                                        ----------     ----------     ----------   ------------
                                        ----------     ----------     ----------   ------------
BASIC NET LOSS PER SHARE                $    (0.13)    $    (0.26)    $    (0.28)
                                        ----------     ----------     ----------
                                        ----------     ----------     ----------
DILUTED NET LOSS PER SHARE              $    (0.06)    $    (0.11)    $    (0.12)
                                        ----------     ----------     ----------
                                        ----------     ----------     ----------

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                      4,313,400      3,014,000      2,653,000
                                        ----------     ----------     ----------
                                        ----------     ----------     ----------
FULLY DILUTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                             8,852,733      7,080,324      6,354,907
                                        ----------     ----------     ----------
                                        ----------     ----------     ----------


      The accompanying notes are an integral part of these financial statements.

                                    AMERALIA, INC.
                             (A Development Stage Company)
                           Statements of Stockholders' Equity

                                                                                                                      Foreign
                                   Preferred Stock         Common Stock        Additional                             Currency
                                   ----------------     -------------------      Paid-in  Subscription  Accumulated  Translation
                                   Shares    Amount     Shares       Amount      Capital   Receivable     Deficit     Adjustment
                                   ------    ------     ------       ------      -------   ----------     -------     ----------
Balance at July 1, 1992
 (beginning of development
 stage)                                -    $     -    1,803,627     $18,036   $4,449,738    $ -        $(3,797,189)   $ 22,211

Shares issued for cash at
 $2.99 per share                       -          -      421,250       4,213    1,255,787      -                  -          -

Shares issued for payment
 of obligations at $2.05
 per share                             -          -        7,312          73       14,927      -                  -          -

Change in cumulative
 adjustment account                    -          -            -           -            -      -                  -    147,000

Net loss for the year ended
 June 30, 1992                         -          -            -           -            -      -           (392,712)         -
                                 -------    -------    ---------     -------   ----------    ---        -----------   --------
Balance at  June 30, 1992              -          -    2,232,189      22,322    5,720,452      -         (4,189,901)   169,211

Issuance of Series A preferred
 stock for cash at $1.50
 per share                       666,666     33,333            -           -      966,667      -                  -          -

Issuance of fractional shares
 on reverse split                      -          -           67           -            -      -                  -          -

Shares issued in acquisition
 of Rock School lease at $3.00
 per share                             -          -       50,000         500      149,500      -                  -          -

Change in cumulative
 adjustment account                    -          -            -           -            -      -                  -     (3,000)

Net loss for the year ended
 June 30, 1993                         -          -            -           -            -      -           (524,482)         -
                                 -------    -------    ---------     -------   ----------    ---        -----------   --------
Balance at June 30, 1993         666,666    $33,333    2,282,256     $22,822   $6,836,619    $ -        $(4,714,383)  $166,211
                                 -------    -------    ---------     -------   ----------    ---        -----------   --------

    The accompanying notes are an integral part of these financial statements.

                                           AMERALIA, INC.
                                   (A Development Stage Company)
                         Statements of Stockholders' Equity (Continued)

                                                                                                                        Foreign
                                 Preferred Stock            Common Stock      Additional                                Currency
                                -----------------      ---------------------    Paid-in   Subscription   Accumulated   Translation
                                Shares     Amount      Shares        Amount    Capital     Receivable      Deficit     Adjustment
                                ------     ------      ------        ------    -------     ----------    -----------   ----------
Balance at June 30, 1993       666,666     $33,333    2,282,256     $22,822   $6,836,619    $      -      $(4,714,383)   $166,211

Shares issued for payment of
 obligations at $2.18 per
 share                               -           -       36,250         363       78,650           -                -           -

Shares issued in lieu of
 dividends at $1.50 per share        -           -       60,000         600       89,400           -                -           -

Issuance of Series B preferred
 stock for cash at $10.00 per
 share                          51,000       2,550            -           -      507,550           -                -           -

Subscriptions receivable on
 Series B stock                      -           -            -           -            -     (77,904)               -           -

Dividends paid                       -           -            -           -            -           -          (90,000)          -

Change in cumulative
 adjustment account                  -           -            -           -            -           -                -     (43,000)

Net loss for the year ended
 June 30, 1994                       -           -            -           -            -           -         (568,333)          -
                               -------     -------    ---------     -------   ----------   ---------      -----------    --------
Balance at June 30,1994        717,666     $35,883    2,378,506     $23,785   $7,512,219   $ (77,904)     $(5,372,716)   $123,211
                               -------     -------    ---------     -------   ----------   ---------      -----------    --------

    The accompanying notes are an integral part of these financial statements.

                                    AMERALIA, INC.
                            (A Development Stage Company)
                    Statements of Stockholders' Equity (Continued)



                                                                                                                         Foreign
                                  Preferred Stock        Common Stock          Additional                                Currency
                                 ------------------   --------------------       Paid-in  Subscription   Accumulated   Translation
                                  Shares    Amount     Shares     Amount         Capital   Receivable       Deficit     Adjustment
                                 -------  --------    ---------  ---------    ----------- ------------  -------------- -----------
Balance at June 30,1994          717,666  $ 35,883   2,378,506  $  23,785    $  7,512,219   $(77,904)   $ (5,372,716)   $  123,211

Shares issued for cash and
 extinguishment of debt at
 $1.64 per share                     -         -       160,000      1,600         261,031        -               -             -

Shares issued in lieu of
 dividends at $1.57 per share        -         -        71,250        713         111,287        -               -             -

Issuance of Series C preferred
 for cash at $80.00 per share        750        38          -          -           59,963        -               -             -

Dividends paid                       -         -           -          -               -          -          (112,000)          -

Payment received on Series B
 stock subscriptions                 -         -           -          -               -       77,904             -             -

Net loss for the year ended
 June 30, 1995                                 -           -          -               -          -               -      (1,009,917)
                                     -
                                --------   -------   ----------    -------     ----------    --------    -----------    ----------
Balance, June 30, 1995           718,416    35,921   2,609,756     26,098       7,944,500        -        (6,494,633)      123,211

Shares issued in lieu of
 dividends at $1.00 per
 share                               -         -       107,285      1,072         106,182        -               -             -

Issuance of series D
 preferred stock for
 cash at $1,000.00
 per share                         1,435        72         -          -         1,434,958        -               -             -

Dividends paid                       -         -           -          -               -          -          (333,216)          -

Net loss for the year
 ended June 30, 1996                 -         -           -          -               -          -          (751,350)          -
                                --------   -------   ----------    -------     ----------    --------    -----------    ----------
Balance, June 30, 1996           719,851   $35,993   2,717,041    $27,170     $ 9,485,640    $   -       $(7,579,199)   $  123,211
                                --------   -------   ----------    -------     ----------    --------    -----------    ----------
                                --------   -------   ----------    -------     ----------    --------    -----------    ----------

      The accompanying notes are an integral part of these financial statements.

                                      AMERALIA, INC.
                              (A Development Stage Company)
                     Statements of Stockholders' Equity (Continued)


                                                                                                                        Foreign
                                   Preferred Stock          Common Stock        Additional                              Currency
                                 -------------------     --------------------    Paid-in   Subscription  Accumulated   Translation
                                 Shares      Amount      Shares       Amount     Capital    Receivable     Deficit     Adjustment
                                 ------      ------      ------       ------     -------    ----------     -------     ----------
Balance, June 30, 1996           719,851     $35,993    2,717,041     $27,170  $ 9,485,640    $ -        $(7,579,199)   $123,211

Shares issued for cash and
 extinguishment of debt
 at $1.00 per share                    -           -      358,500       3,585      354,915      -                  -           -

Shares issued in lieu of
 dividends at $1.00 per
 share                                 -           -      233,790       2,338      231,452      -                  -           -

Issuance of Series D preferred
 stock for cash at $1,000.00
 per share                           405          20            -           -      404,993      -                  -           -

Issuance of Series D preferred
 stock for extinguishment of
 debt at $1,000.00 per share         100           5            -           -       99,995      -                  -           -

Dividends paid                         -           -            -           -            -      -           (233,790)          -

Additional capital contributed         -           -            -           -      167,418      -                  -           -

Net loss for the year ended
 June 30, 1997                         -           -            -           -            -                  (769,185)          -
                                 -------     -------    ---------     -------  -----------    ---        -----------    --------
Balance, June 30, 1997           720,356     $36,018    3,309,331     $33,093  $10,744,413    $ -        $(8,582,174)   $123,211
                                 -------     -------    ---------     -------  -----------    ---        -----------    --------

    The accompanying notes are an integral part of these financial statements.

                                      AMERALIA, INC.
                             (A Development Stage Company)
                     Statements of Stockholders' Equity (Continued)

                                                                                                                           Foreign
                                   Preferred Stock            Common Stock        Additional                              Currency
                                 ------------------        -------------------      Paid-in    Subscription Accumulated  Translation
                                 Shares      Amount        Shares       Amount      Capital     Receivable    Deficit    Adjustment
                                 ------      ------        ------       ------      -------     ----------    -------    ----------
Balance, June 30, 1997           720,356    $ 36,018     3,309,331     $33,093    $10,744,413     $  -     $(8,582,174)  $ 123,211

Issuance of Series D
 preferred stock for cash
 at $1,000.00 per share             240           12             -           -        239,988        -               -           -

Common stock sold for cash
 at $1.00 per share                   -            -       865,000       8,650        856,350        -               -           -

Offering costs                        -            -             -           -       (240,800)       -               -           -

Foreign currency translation
 adjustment                           -            -             -           -              -        -               -    (123,211)

Shares issued in lieu of
 dividends at $1.00 per
 share                                -            -       356,554       3,566        352,988        -               -           -

Conversion of preferred stock  (718,060)     (35,903)      791,666       7,917         63,987        -               -           -

Dividends paid                        -            -             -           -              -        -        (392,554)          -

Shares canceled                       -            -        (5,000)        (50)        (4,950)       -               -           -

Additional capital contributed        -            -             -           -        139,954        -               -           -

Net loss for the year ended
 June 30, 1998                        -            -             -           -              -        -        (549,817)          -
                               --------     --------     ---------     -------    -----------     ----     -----------    ---------
Balance, June 30, 1998            2,536     $    127     5,317,551     $53,176    $12,151,930     $  -     $(9,524,545)   $      -
                               --------     --------     ---------     -------    -----------     ----     -----------    ---------
                               --------     --------     ---------     -------    -----------     ----     -----------    ---------

    The accompanying notes are an integral part of these financial statements.

                                    AMERALIA, INC.
                             (A Development Stage Company)
                               Statements of Cash Flows

                                                                                        From the
                                                                                       Beginning of
                                                                                       Development
                                                                                         Stage on
                                                                                       July 1, 1992
                                                      For the Years Ended June 30,       Through
                                                   ----------------------------------    June 30,
                                                      1998       1997         1996         1998
                                                   ----------  ---------   ----------    --------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                         $(549,817)  $(769,185)  $(751,350)  $(4,565,796)
  Adjustments to reconcile net loss to
   net cash (used) by operating activities:
     Bad debt                                              -           -      61,581       624,798
     Stock issued for services rendered                    -      65,000           -        65,000
     Expenses paid with note receivable and note
       payable                                             -           -     136,000             -
     Depreciation and amortization                     8,618       9,389      12,485        70,492
     Exchange (gain) loss                           (123,211)     (6,810)     (6,515)     (168,542)
  Change in Operating Assets and Liabilities:
    (Increase) decrease in prepayments                     -           -           -        18,000
    (Increase) decrease in notes receivable                -           -           -     1,300,497
    (Increase) decrease in accounts and interest
      receivable                                           -      38,086     (76,124)          665
    (Increase) decrease in related party
      receivables                                     (7,610)     59,466     (40,460)      (17,674)
    (Increase) decrease in other assets              224,500    (224,500)          -             -
    Increase (decrease) in bank overdraft              4,586           -           -         4,586
    Increase (decrease) in due to related parties    (45,704)      1,541           -       (36,615)
    Increase (decrease) in accounts payable and
      royalties payable                              106,319    (122,974)   (112,974)      302,407
    Increase (decrease) in interest payable          (22,096)    229,463       7,918      (118,636)
                                                   ---------    --------   ---------   -----------
          Net Cash (Used) in Operating Activities   (404,415)   (720,524)   (779,439)   (2,520,818)
                                                   ---------    --------   ---------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES

  Lease acquisition, exploration and development
    expenditure                                      (13,051)    (20,192)   (675,099)   (1,922,890)
  Purchase of property and equipment                       -           -      (2,658)      (65,268)
  Cash received from notes receivable                      -           -     115,000      (144,853)
                                                   ---------    --------   ---------   -----------
          Net Cash (Used) in Investing Activities  $ (13,051)   $(20,192)  $(562,757)  $(2,133,011)
                                                   ---------    --------   ---------   -----------

    The accompanying notes are an integral part of these financial statements.

                                   AMERALIA, INC.
                            (A Development Stage Company)
                        Statements of Cash Flows (Continued)

                                                                                            From the
                                                                                           Beginning of
                                                                                            Development
                                                                                             Stage on
                                                                                           July 1, 1992
                                                          For the Years Ended June 30,       Through
                                                       ----------    --------   ----------   June 30,
                                                          1998         1997         1996       1998
                                                       ----------    --------   ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Cash received from issuance of stock                 $  859,200    $404,013   $1,412,068  $4,717,596
  Cash received from notes                                223,606     320,400       15,000     559,005
  Payments on note payable                               (100,183)    (55,000)     (68,000)   (223,183)
  Additional capital contributed                          139,954      51,727            -     307,372
                                                       ----------    --------   ----------  ----------
      Net Cash Provided by Financing Activities         1,122,577     721,140    1,359,068   5,360,790
                                                       ----------    --------   ----------  ----------
NET INCREASE (DECREASE) IN CASH                           705,111     (19,576)      16,872     706,961

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                          2,088      21,664        4,792         238
                                                       ----------    --------   ----------  ----------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                                           $  707,199    $  2,088   $   21,664  $  707,199
                                                       ----------    --------   ----------  ----------
                                                       ----------    --------   ----------  ----------
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION

  Income taxes                                         $        -    $      -   $        -  $        -
  Interest                                             $   38,479    $ 70,382   $   81,569  $  261,714
NON-CASH FINANCING ACTIVITIES

  Common stock issued for payment of obligations       $        -    $393,031   $        -  $  393,031
  Common stock issued for services rendered            $        -    $ 65,000   $        -  $   65,000
  Payment of preferred stock dividends through
   the issuance of additional common and
   preferred stock                                     $  392,554    $233,790    $ 107,254  $  935,598

    The accompanying notes are an integral part of these financial statements.

                                    AMERALIA, INC.
                          Notes to the Financial Statements
                            (A Development Stage Company)
                                June 30, 1998 and 1997


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a.  General Development of the Business

          AmerAlia, Inc. (AmerAlia) was originally incorporated as Computer Learning Software, Inc. under the laws of the State of Utah on June 7, 1983 and renamed AmerAlia, Inc. in January 1984. AmerAlia acquired various investments in Australia which have since been sold.

          Since 1989, AmerAlia has been primarily engaged in establishing a chemical business in the manufacture of sodium bicarbonate and related products. AmerAlia purchased an interest in, and subsequently acquired, a federal sodium lease in Colorado, USA. AmerAlia's lease contains a substantial, naturally occurring, rare deposit of sodium bicarbonate, commonly known as baking soda.

          AmerAlia's primary objective is to use solution mining to recover sodium bicarbonate for sale to the animal feed, industrial, pharmaceutical and food grade markets. The production of sodium bicarbonate will also enable the production of soda ash and caustic soda, chemicals which are widely used in the manufacture of glass, detergents and a variety of inorganic and organic chemicals. Potentially, sodium bicarbonate might be used as an agent for flue gas desulfurization, a market AmerAlia expects will expand as the requirements of the 1990 amendments to the Clean Air Act impact more significantly on industry. It proposes to achieve this objective by:

               1. finalizing Bureau of Land Management approval of a proposal to construct a plant for the recovery and production of sodium bicarbonate; and

               2. raising sufficient capital to construct the plant and commence operations; or

               3. seeking qualified joint venture partners for the development of the resource if that is more beneficial to AmerAlia.

          AmerAlia has entered into two agreements and one letter of intent to sell sodium bicarbonate to three long standing distributors of sodium bicarbonate to the livestock industry. However, none of these distributors has any obligation to purchase any sodium bicarbonate from AmerAlia. These distributors cover most of the United States. Animal feed quality sodium bicarbonate has a current market price between $200 and $240 per ton delivered. Sodium bicarbonate is used in the preparation of animal feed mixes where it acts as a rumen buffer to increase dairy cow milk production.

                                    AMERALIA, INC.
                          Notes to the Financial Statements
                            (A Development Stage Company)
                                June 30, 1998 and 1997


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          b.  Accounting Method

          AmerAlia's financial statements are prepared using the accrual method of accounting. AmerAlia has elected a June 30, year-end.

          c.  Cash

          The AmerAlia considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

          d.  Reporting Currency and Remeasurement

          AmerAlia's financial statements are reported in its reporting currency, the United States dollar. Remeasurement of Australian assets, liabilities and operations into United States dollars results in foreign currency gains and losses which are reflected in the statements of operations. During the year ended June 30, 1998, management decided that the foreign currency translation adjustment was no longer valid because the Australian operations had ceased. Therefore, the amount was removed from the balance sheet and recorded through the current year statement of operations.

          e.  Office Furniture and Equipment

          Office furniture and equipment are stated at cost, less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years. Expenditures for property additions and betterments are capitalized at cost. Maintenance and repairs are charged to expense when incurred.

          f.  Income Taxes

          At June 30, 1998, AmerAlia had net operating loss carryforwards of approximately $2,925,000 that may be offset against future taxable income from the year 2000 through 2013. No tax benefit has been reported in the June 30, 1998 financial statements because AmerAlia believes that the carryforwards are more likely than not to expire unused. Accordingly, the potential tax benefit is offset by a valuation allowance of the same amount.

          g.  Basic Net Loss Per Share

          Basic net loss per share is computed using the weighted average number of common shares outstanding during the applicable period. AmerAlia's outstanding stock purchase warrants and options have been excluded from the basic net loss per share calculation as they are anti-dilutive. The outstanding stock purchase warrants and options have been included in the fully diluted loss per share.

                                    AMERALIA, INC.
                          Notes to the Financial Statements
                            (A Development Stage Company)
                                June 30, 1998 and 1997


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          h.  Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          i.  Concentrations of Risk

          AmerAlia records receivables from advances to related parties and from uncollected investment revenues.

          The Company maintains a savings account at a financial institution. The account is insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's balances occasionally exceed that amount. The Company also maintains a cash account with a brokerage firm. This account is not insured by the Federal Deposit Insurance Corporation. At June 30, 1998, the amount of uninsured cash was $629,075.

          Credit losses, if any, have been provided for in the financial statements and are based on management's expectations. AmerAlia's accounts receivable are subject to potential concentrations of credit risk. AmerAlia does not believe that it is subject to any unusual risks, or significant risks in the normal course of its business.

          j.  Deferred Stock Offering Costs

          AmerAlia has incurred costs of $240,800 in connection with a proposed stock and debt offering of up to $35 million. The fund raising agreement is still in effect although funds raised to June 30, 1998 as a result of this agreement total $815,000 and additional funds raised to the date of this report total $233,750 (see Note 17.) Stock offering costs were netted against the proceeds during the year ended June 30, 1998.

NOTE 2 -  RELATED PARTY RECEIVABLES

          AmerAlia occasionally issues advances to related parties who have supported AmerAlia over the years. The balance due from related parties at June 30, 1998 and 1997 totals $17,674 and $10,064, respectively.

                                 AMERALIA, INC.
                        Notes to the Financial Statements
                          (A Development Stage Company)
                             June 30, 1998 and 1997


NOTE 3 -  LEASE ACQUISITION, EXPLORATION AND DEVELOPMENT COSTS

          In December 1992, AmerAlia acquired from an unrelated party ("Kinder"), BLM Sodium Lease C-0119985 known as the Rock School Lease, including 1,320 acres, in Rio Blanco County, Colorado, USA. AmerAlia acquired the Rock School Lease for consideration comprising (I) a cash payment of $600,000; (ii) the issuance of 50,000 shares of common stock; and (iii) commencing July 1, 1994, the reservation of a production royalty of $2 per ton which was amended January 1, 1996 to $1.50 per ton for all production, due and payable on the last day of the month following the month of production provided that a minimum annual royalty of $100,000 (which was changed to $75,000 on January 1, 1996) be paid monthly in arrears. A further condition of the lease acquisition agreement with Kinder is that all minimum royalty payments will be credited against any future liability which exceeds the minimum royalty (see Note 10). Kinder assigned all of its rights, title and interest in the federal lease to AmerAlia. Kinder also agreed to provide all documentation, files and records in its possession pertaining to the exploration of and development plans for the Rock School Lease; warranted that it had not assigned to any third party or dealt in any way with its interest in the Rock School Lease and granted AmerAlia an option to acquire its royalty interest. The assignment of the interest in the Rock School Lease from Kinder was approved by the BLM on January 1, 1996.

          The Rock School Lease was renewed July 1, 1991 for a period of ten years and is renewable under terms and conditions prescribed by the Secretary of the Interior. The lease is currently undeveloped, although the adjoining lease has been brought into production. AmerAlia has obtained the necessary permits from the appropriate regulatory authorities to mine its lease. As a part of obtaining the approval of the Bureau of Land Management to solution mine the property, AmerAlia drilled its first core hole during 1996. The completed core hole has provided specific data which prove the existence and continuity of the nahcolite beds through the Rock School Lease as described below.

          AmerAlia has engaged engineering consultants to form preliminary estimates of the cost of constructing a 50,000,000 ton per year plant. AmerAlia estimates that $30,000,000 or more will be required for construction and annual operating costs will be up to $5,000,000 for mining operations. AmerAlia is seeking potential investors that would provide the necessary funds to construct a plant. The decision as to when these funds will be available rests with the prospective investors and lenders.

          The lease is one of three federal leases which cover a unique, major natural resource of nahcolite (naturally occurring sodium bicarbonate). AmerAlia has performed surface geological investigation of the 1,320 acre lease and has reviewed data assembled by other investigators in the Piceance Creek Basin, including a 1974 report published by the United States Geological Survey entitled "Stratigraphy and Nahcolite Resources of the Saline Facles of the Green River Formation, Rio Blanco County, Colorado." (John R. Dyni, USGS Report 74-56). This report analyzed the results of a detailed study of ten core holes from the saline zone, including a core hole known as Dunn 209-1 which is approximately 800 feet to the east of AmerAlia's proposed initial mine site on the Rock School lease.

                                    AMERALIA, INC.
                          Notes to the Financial Statements
                            (A Development Stage Company)
                                June 30, 1998 and 1997


NOTE 3 -  LEASE ACQUISITION, EXPLORATION AND DEVELOPMENT COSTS (Continued)

          From this core hole, the total nahcolite content of the saline zone in this area was estimated at 315 tons per square mile. Using this figure translates to a total nahcolite content of the Rock School Lease of 649 million short tons for the 1,320 acre lease. Due to lateral persistence of this deposit, which allows correlation of beds over distances of many miles, it is reasonable to assume that the concentrations found in the Dunn 20-1 hole also exist beneath the Rock School Lease.

          Based on the foregoing information, AmerAlia believes that the nahcolite deposit within the Rock School Lease is of significant size. However, not all of this resource can be recovered with existing technology. Until the resource is brought into production or until substantial additional engineering work is accomplished, the viability of economic recoverability cannot be established.

          AmerAlia has capitalized costs associated with the acquisition of the lease site and certain other costs associated with the development of the resource. All other costs incurred in developing the resource are expensed as period costs (Note 11).

NOTE 4 -  INVESTMENT IN THE RURAL INVESTMENT TRUST

          On November 16, 1988, AmerAlia acquired 1,059,459 units valued at $790,000 in The Rural Investment Trust ("RIT") as a result of the sale of property to the Trust. The RIT is an Australian public, unlisted real estate investment trust which invests in agriculturally oriented properties. It is managed by a wholly-owned subsidiary of National Mutual Life, a large life insurance company in Australia.

          As discussed in Note 13, AmerAlia transferred all of its rights and ownership in the investment trust to an affiliate in payment of an outstanding debt. This transaction occurred prior to June 30, 1997.


NOTE 5 -  FIXED ASSETS

          Fixed assets consist of office furniture and equipment as follows:


                                                            June 30,
                                                   ------------------------
                                                       1998          1997
                                                   ---------      ---------
          Vehicle                                  $  31,960      $  31,960
          Equipment                                   35,081         35,081
          Less accumulated depreciation              (60,058)       (51,440)
                                                   ---------      ---------
                                                   $   6,983      $  15,601
                                                   ---------      ---------
                                                   ---------      ---------


          Depreciation expense for the years ended June 30, 1998, 1997 and 1996 was $8,618, $9,389 and $12,483, respectively.

                                    AMERALIA, INC.
                          Notes to the Financial Statements
                            (A Development Stage Company)
                                June 30, 1998 and 1997


NOTE 6 -  DUE TO RELATED PARTIES

          AmerAlia owed $35,354 and $81,058 to affiliates of AmerAlia at June 30, 1998 and 1997, respectively. This liability is comprised of advances to AmerAlia, accrued compensation and unpaid directors fees.

NOTE 7 -  NOTES PAYABLE - LONG TERM



                                                                                     June 30,
                                                                           -------------------------
                                                                                1998           1997
                                                                           -----------   -----------
          Notes payable consist of  the following amounts:

          Note payable to investors; unsecured, due on
           demand; at 10% interest.                                          $  4,000      $  4,000

          Note payable to investor; unsecured, due on
           April 23, 1999; at 12% interest.                                   197,000           -

          Note payable to financial institution; principal
           and interest payment of $568 due monthly;
           at 9.5% interest; secured by vehicle.                                5,878        10,033

          Note payable to an investor; unsecured, due
           on demand; at 20% interest.                                            -           1,500

          Note payable to an employee; unsecured,
           due on demand; interest free.                                       18,533           -

          Note payable Raytheon Engineers & Constructors,
           Inc; unsecured, due upon a 90 day demand; at
           12% interest.                                                      185,597       272,053
                                                                           -----------   -----------
                                                                              411,008       287,586
               Less current portion                                          (411,008)     (283,586)
                                                                           -----------   -----------
               Total Long-Term Notes Payable                               $      -       $   4,000
                                                                           -----------   -----------
                                                                           -----------   -----------

          Principal maturities are as follows:

               1999                                                                      $  411,008
               2000                                                                             -
               2001 and thereafter                                                              -
                                                                                         -----------
                                                                                         $  411,008
                                                                                         -----------
                                                                                         -----------

                                    AMERALIA, INC.
                          Notes to the Financial Statements
                            (A Development Stage Company)
                                June 30, 1998 and 1997


NOTE 8 -  OFFICER COMPENSATION

          AmerAlia paid $100,000 to Gunn Development Pty. Ltd. and $55,000 to Ahciejay Pty. for management fees. These companies are affiliates of Mr. Bill H. Gunn, Chairman and President of AmerAlia, and Mr. Robert van Mourik, Executive Vice President, Secretary & Treasurer. On June 1, 1998, AmerAlia appointed Mr. John Woolard as an Executive Vice President. Previously, Mr. Woolard had been employed as a consultant under a consulting agreement. AmerAlia paid $65,315 in total compensation to Mr. Woolard. Additional fees totaling $7,007 have been paid to Jacinth Pty. Ltd., an affiliate of Robert Cameron, a director of AmerAlia. In addition, all directors received $14,000 for directors fees.

          In June 1996, AmerAlia agreed to grant 70,000 Stock Appreciation Rights ("SAR's") to Mr. Bill Gunn. At any time after the share price has sustained an average bid price of more than $3.50 for a six month period before June 28, 2006, a holder of SAR's may require AmerAlia to exchange its SAR's, in whole or in part at the holder's option, for an issuance of restricted common stock at $1.50 per share on a one-for-one basis. If a holder of a SAR ceases to be a director or employee of AmerAlia prior to the conversion of all its SAR's, then the remaining SAR's are canceled.

NOTE 9 -  OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS

          The following summarizes the exercise price per share and expiration date of AmerAlia's outstanding options and warrants to purchase preferred and common stock at June 30, 1998:

          Expiration Date          Price                 Number
          ---------------          -----                 ------
          July 31, 1998            $1.50                  13,333
          December 31, 1998        $2.00                 250,000
          March 1, 1999            $1.00                 100,000
          March 31, 1999           $2.00                 815,000   *See note (a)
          March 31, 2001           $1.00                 100,000
          March 31, 2003           $1.50                 150,000
          June 28, 2006            $1.50                 505,000
          June 28, 2006 (SAR's)    $1.50                  70,000    (See Note 8)
                                                       ---------
                                                       2,003,333
                                                       ---------
                                                       ---------

          Note (a): If unexercised, these options are exercisable at $4.00 until March 31, 2000 and thereafter at $6.00 until expiring on April 1, 2001.

                                    AMERALIA, INC.
                          Notes to the Financial Statements
                            (A Development Stage Company)
                                June 30, 1998 and 1997


NOTE 9 -  OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS (Continued)

          In addition, there is an option expiring October 18, 1998 to acquire 450 shares of Series E Convertible preferred stock for $1,000 per share or to exchange the RIT investment for 450 shares of the preferred stock (see Note 13).

          During the years ended June 30, 1998 and 1997, no options expired. During the year ended June 30, 1996, options to acquire 260,000 shares, at up to $4.00 per share expired or were surrendered.

NOTE 10 - COMMITMENTS AND CONTINGENCIES LIABILITIES

          AmerAlia is a party to certain claims and lawsuits arising from its business activities. Management, after consultation with counsel, is of the opinion that these actions will not have a materially adverse effect on the financial condition or results of operations of AmerAlia.

          On December 10, 1992, AmerAlia acquired the Rock School Lease from Kinder; the acquisition terms were amended by Kinder and AmerAlia on January 1, 1996. As amended, the acquisition agreement provides for the following consideration:

          1. Commencing January 1, 1996, the reservation of a production royalty of $1.50 per ton for all production, due and payable on the last day of the month following the month of production subject to a minimum annual royalty of $75,000 in arrears;

          2. Starting January 1, 1996, the establishment of a consulting arrangement between Kinder and AmerAlia providing for an annual consulting fee of $25,000 payable monthly in arrears.


          Minimum amounts due are as follows:
                 1999                                  $  100,000
                 2000                                     100,000
                 2001                                     100,000
                 2002                                     100,000
                                                       ----------
                    Total                              $  400,000
                                                       ----------
                                                       ----------


          These payments will continue while AmerAlia holds the Rock School Lease. Royalties payable as of June 30, 1998 and 1997 were $204,167 and $129,167, respectively.

          As discussed in Note 3, the payment of the minimum annual royalties accrues credits which AmerAlia can offset against future royalty liabilities if they exceed the minimum annual royalty due. The total of these credits at June 30, 1998 was $337,500.

                                    AMERALIA, INC.
                          Notes to the Financial Statements
                            (A Development Stage Company)
                                June 30, 1998 and 1997


NOTE 10 - COMMITMENTS AND CONTINGENCIES LIABILITIES (Continued)

          Marvin Hudson, formerly a vice president and employee of AmerAlia has made a claim for compensation allegedly due him in connection with his resignation and termination of employment and status as an officer. Mr. Hudson had made no formal claim for compensation, but had done so orally. AmerAlia denies any liability to Mr. Hudson.

NOTE 11 - RECOVERABILITY OF LEASE ACQUISITION, EXPLORATION AND
          DEVELOPMENT COSTS

          The recoverability of this investment is dependent upon AmerAlia developing mining operations on the lease so that the profitability of mining operations, or prospective mining operations, is sufficient to enable AmerAlia to be able to sell its investment and recover the lease acquisition, exploration and development costs, as well as any subsequent capitalized expenditures.

NOTE 12 - STOCK TRANSACTIONS

          During the year ended June 30, 1998, the following stock transactions occurred:

          a. On October 10, 1995, the Jacqueline Badger Mars Trust entered into an agreement with AmerAlia to subscribe for 2,000 shares of Series D preferred stock with the funds being held in an escrow account until its transfer to the company. At July 1, 1997, 1,760 shares of the preferred stock had been issued and following the receipt of the balance $240,000 in September 1997, the remaining 240 shares were issued.

          b.   AmerAlia issued 50,000 shares of its common stock for $50,000.
               In addition, AmerAlia raised $815,000 through the offer of units for $5,000 each comprising 5,000 shares of common stock and 5,000 warrants to acquire common stock at $2 until March 31, 1999 and at higher prices thereafter (see Note 9).

          c. 356,554 shares of common stock were issued in lieu of dividends on outstanding shares of preferred stock.

                                    AMERALIA, INC.
                          Notes to the Financial Statements
                            (A Development Stage Company)
                                June 30, 1998 and 1997


NOTE 12 - STOCK TRANSACTIONS (Continued)

          d. Concerning various classes of stock held by the Jacqueline Badger Mars Trust:

               (1) 666,666 shares of Series A preferred stock were exchanged by agreement with AmerAlia for 666,666 shares of common stock;
               (2) 25,000 shares of Series B preferred stock were exchanged for 125,000 shares of common stock in accordance with the requirements of the statement of preferences which established the Series B stock;
               (3) the 2,000 shares of Series D preferred stock were exchanged by agreement with AmerAlia for 2,000 shares of Series E preferred stock which hold the same preferences as those attributable to the Series D stock; and
               (4) the exchanges of the Series A for common stock and the Series D for Series E preferred stock were subject to shareholder approval which was granted at a meeting held June 30, 1998.

          e. AmerAlia negotiated with the holder of the remaining 26,000 shares of Series B Preferred Stock an exchange of its stock, together with its accrued but unpaid dividends of $36,000 thereon, an exchange for 296 shares of Series E preferred stock, based on their respective liquidation values.

          f. AmerAlia negotiated with the holders of 750 shares of Series C preferred stock an exchange, based on their respective liquidation values, for 60 shares of Series E preferred stock.

          g. AmerAlia negotiated with the remaining holders of 180 shares of Series D preferred stock an exchange for 180 shares of Series E preferred stock, and an exchange of an option to acquire 450 shares of Series D preferred stock for an option to acquire 450 shares of Series E preferred stock.

NOTE 13 - DEBT SETTLEMENT

          In early 1994, NZI Securities Australia Ltd. ("NZI") threatened to sue AmerAlia based on the principal and interest outstanding on the note payable, secured by AmerAlia's investment in the Rural Investment Trust. In view of AmerAlia's capital requirements for other purposes, management was unable to resolve the situation with NZI, but (at AmerAlia's suggestion) a significant shareholder, Miss Mary L. Tiscornia, agreed to attempt to do so provided that appropriate arrangements for satisfaction of the debt could be achieved, including among other things, payment in shares of AmerAlia's stock. In October 1994, Miss Tiscornia, through a partnership consisting of herself and Mr. Bill H. Gunn and Mr. Marvin Hudson, executive officers of Ameralia, (THG Partnership, "THG") entered into an agreement with NZI to assign the indebtedness from NZI to THG. This assignment was completed on October 5, 1996.

                                    AMERALIA, INC.
                          Notes to the Financial Statements
                            (A Development Stage Company)
                                June 30, 1998 and 1997


NOTE 13 - DEBT SETTLEMENT (Continued)

          Once the note was assigned, AmerAlia's directors engaged in negotiations with THG which in November 1996 resulted in an agreement to fully satisfy the full NZI debt effective November 21, 1996 by transferring and issuing to THG the following:

               Note receivable South Pacific Grazing    $103,000
               Note receivable Wood Rural Finance        131,000
               Two shareholder receivables
                    (Tiscornia and Hudson)                36,000
               Investment in Rural Investment
                     Trust (present value)               450,000
               100 shares of Series D Convertible
                    Preferred Stock                      100,000

          In addition, THG has an option until October 18, 1998 to exchange the RIT units for the issuance of 450 shares of Series E preferred stock or to pay $450,000 in cash for the issue of 450 shares of Series E preferred stock.

          The net effect of this settlement was to record an additional capital contribution of $116,000 on the recovery of the assets assigned to THG.

NOTE 14 - CONSULTING AGREEMENT

          On December 21, 1994, AmerAlia entered into a non-exclusive consulting agreement with an engineering firm for a term of five years. The agreement requires AmerAlia to pay a consulting fee equal to 2.5 times the standard rates of the engineering firm's employees for its services provided to AmerAlia. AmerAlia has the option to pay for these services by issuing convertible preferred stock.

NOTE 15 - PREFERRED STOCK

          The following are terms of the various series of preferred stock:

          1. AmerAlia issued 666,666 shares of Series A Convertible Preferred Stock at $1.50 per share. The shares were convertible into 666,666 shares of common stock until December 10, 1996 and carried a 9% dividend payable annually in restricted common stock. The shares were converted into common shares during the year ended June 30, 1998.

          2. There were 51,000 shares of Series B Preferred Stock issued at $10 per share. Each share was convertible into 5 shares of common stock until October 29, 1997 and carried a 9% dividend payable annually at the option of the stockholder in restricted common stock at $2 per share. The shares were converted to common shares or Series E Preferred during the year ended June 30, 1998.

          3. Series C Convertible Preferred Stock consisted of 750 shares issued at $80 per share. Each share was convertible into common stock until April 22, 2005 on the basis of 53 shares of common stock for each share of Series C and carried a 5% dividend payable annually in cash. The Series C stock was converted to Series E Preferred during the year ended June 30, 1998.

                                    AMERALIA, INC.
                          Notes to the Financial Statements
                            (A Development Stage Company)
                                June 30, 1998 and 1997


NOTE 15 - PREFERRED STOCK (Continued)

          4. There are 2,536 shares of Series E preferred stock which carry a 10% dividend payable quarterly in restricted common stock at $1.00 per share. Each share of the preferred stock is convertible into 1,000 shares of common stock until October 31, 2000.

NOTE 16 - GOING CONCERN

          AmerAlia's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, AmerAlia does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of AmerAlia to generate revenue through the manufacture and sales of its sodium bicarbonate products. However, AmerAlia cannot begin mining the product until a substantial amount of money is raised and funded to AmerAlia.
          AmerAlia is in the process of trying to raise $35,000,000 through an investment broker, although these funds have not been raised as of the date of this audit report.

NOTE 17 - SUBSEQUENT EVENTS

          Since June 30, 1998 AmerAlia has raised a total of $233,750 through the sale of common stock and warrants. The warrants are exercisable at $2.00 per share through March 31, 1999 and at higher prices thereafter. As a result of the funds made available through this capital raising activity and the funds raised during the fiscal year, AmerAlia was able to repay a significant portion of its notes payable including the indebtedness to Raytheon Engineers and Constructors, Inc.