Form 10-Q
period 1998-09-30
AMERALIA INC
filed 1998-11-20
CIK 811419

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                          OR

[ ]    Transition Report pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

                   For the transition period from      to

                             Commission File No. 0-15474


                                   AMERALIA, INC.
------------------------------------------------------------------------------
                 (Exact name of Company as specified in its charter)


                                  A Utah Corporation
                     I.R.S. Employer Identification No. 87-0403973


                        311 RALEIGH ROAD, KENILWORTH, IL 60043
------------------------------------------------------------------------------
                       (Address of Principal Executive Offices)


                                    (847) 256 9021
------------------------------------------------------------------------------
                  (Company's telephone number, including area code)


              1155 KELLY JOHNSON BLVD., #111, COLORADO SPRINGS, CO 80920
------------------------------------------------------------------------------
                     (former address, if changed from last report)


Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

The number of shares outstanding of the Company's $.01 par value common stock as of November 1, 1998 was 5,560,951. Shares of preference stock, $0.05 par value, outstanding as of November 1, 1998 was 2,536.

                                    AMERALIA, INC.
                            (A DEVELOPMENT STAGE COMPANY)


                                  INDEX TO FORM 10-Q

                                                                 Page
                                                                 ----
PART I:   FINANCIAL INFORMATION

Item 1:   Financial Statements

          Balance Sheets - September 30, 1998
          and June 30, 1998                                        1

          Statements of Operations for the Quarters
          ending September 30, 1998 & 1997 and from
          the Beginning of Development Stage on
          July 1, 1992 to September 30, 1998                       3

          Statements of Cash Flows for the Quarters
          ending September 30, 1998 & 1997 and from
          the Beginning of Development Stage on
          July 1, 1992 to September 30, 1998                       4

          Note to Consolidated Financial Statements                6

Item 2:   Management's Discussion and Analysis of
          Financial Condition and Results
          of Operations.                                           7


PART II:  OTHER INFORMATION

Item 2:   Changes in Securities                                    8

SIGNATURE                                                          8


                                AMERALIA INC
                       (A DEVELOPMENT STAGE COMPANY)

                               BALANCE SHEETS

                                                         Sept 30       June 30
                                                           1998          1998
                                                       ----------     ----------
ASSETS

Current Assets:
  Cash at bank                                         $  371,683     $  707,199
  Prepaid expenses                                         42,000              -
  Related party receivables                                     -         17,674
                                                       ----------     ----------
Total Current Assets:                                     413,683        724,873

Non Current Assets:
  Lease exploration & development costs                 2,768,287      2,768,287
  Property & equipment                                      4,826          6,983
                                                       ----------     ----------
Total Assets:                                          $3,186,796     $3,500,143
                                                       ----------     ----------
                                                       ----------     ----------




                               (Continued over page)

                                     AMERALIA INC
                            (A DEVELOPMENT STAGE COMPANY)

                                    BALANCE SHEETS

                                                        Sept 30        June 30
                                                          1998           1998
                                                      -----------     ----------
LIABILITIES & SHAREHOLDERS' FUNDS

Current liabilities:

  Accounts payable                                    $   150,884     $  163,910
  Royalties payable                                       222,917        204,167
  Due to related parties                                   47,430         35,354
  Notes payable - current portion                          13,939        415,594
  Interest payable                                            645            430
                                                      -----------     ----------

Total Liabilities:                                    $   435,815     $  819,455


Commitments and contingent liabilities                          -              -


SHAREHOLDERS' EQUITY

  Preferred stock, $0.05 par value;
    1,000,000 authorized; 2,536 issued
    at September 30, 1998 and
    at June 30, 1998                                          127            127
  Common stock, $.01 par value;
    100,000,000 shares authorised;
    Issued at September 30, 1998: 5,560,951;
    Issued at June 30, 1998: 5,317,551:                    55,610         53,176
  Additional paid in capital                           12,446,646     12,151,930
  Accumulated deficit                                  (9,751,402)    (9,524,545)

Total Shareholders' Funds:                            $ 2,750,981     $2,680,688
                                                      -----------     ----------

Total Liabilities & Shareholders' Equity:             $ 3,186,796     $3,500,143
                                                      -----------     ----------
                                                      -----------     ----------

                                     AMERALIA INC
                            (A DEVELOPMENT STAGE COMPANY)

                               STATEMENTS OF OPERATIONS

                                                                                     From the
                                                                                   Beginning of
                                                           Qtr            Qtr       Development
                                                         ending         ending       Stage on
                                                         Sept 30        Sept 30    July 1, 1992
                                                           1998           1997       to Sept 30,
                                                                                       1998
                                                        ---------      ---------   ------------
REVENUES                                                $       -      $       -   $          -

EXPENSES
  General & administrative                                159,684        104,158      4,315,004
  Depreciation & amortization                               2,157          2,154         63,071
                                                        ---------      ---------   ------------

Total Expenses:                                           161,841        106,312      4,378,075
                                                        ---------      ---------   ------------

LOSS FROM OPERATIONS                                     (161,841)      (106,312)    (4,378,075)
                                                        ---------      ---------   ------------
OTHER INCOME (EXPENSE)
  Other income                                                  -              -             29
  Investment income                                             -              -         89,760
  Interest income                                           6,974              -        249,738
  Interest expense                                         (8,602)       (11,967)      (627,131)
  Foreign currency gain(loss)                                  12              -        (63,574)
                                                        ---------      ---------   ------------

  Total Other Income (Expense)                             (1,616)       (11,967)      (351,178)
                                                        ---------      ---------   ------------
NET LOSS BEFORE INCOME TAX EXPENSE                       (163,457)      (118,279)    (4,729,253)

  Income tax expense                                            -              -              -
                                                        ---------      ---------   ------------

NET LOSS                                                 (163,457)      (118,279)    (4,729,253)
                                                        ---------      ---------   ------------

BASIC NET LOSS PER SHARE                                $  (0.030)     $  (0.036)

DILUTED NET LOSS PER SHARE                              $  (0.016)     $  (0.016)

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING ('000)                                 5,439          3,309

FULLY DILUTED AVERAGE NUMBER OF
  SHARES OUTSTANDING ('000)                                10,307          7,588

                                     AMERALIA INC
                            (A DEVELOPMENT STAGE COMPANY)

                               STATEMENTS OF CASH FLOWS

                                                                                     From the
                                                                                   Beginning of
                                                          Qtr            Qtr        Development
                                                         ending         ending       Stage on
                                                         Sept 30        Sept 30    July 1, 1992
                                                          1998           1997       to Sept 30,
                                                                                       1998
                                                        ---------      ---------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                               (163,457)     ($118,279)    (4,729,253)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Bad debt                                                                            624,798
    Stock issued for services rendered                                                   65,000
    Depreciation                                            2,157          2,154         72,649
    Exchange (gain) loss                                      (12)                     (168,554)
    (Increase) decrease in:
      Accounts and interest receivable                          -              -            665
      Notes receivable                                          -                     1,300,497
      Related parties receivables                          17,674          3,690              -
      Prepaid expenses                                    (42,000)             -        (24,000)
    Increase (decrease) in:
      Bank overdraft                                            -          4,640          4,586
      Accounts payable                                    (13,026)        12,310         85,214
      Royalties payable                                    18,750         18,750        222,917
      Notes payable - short-term                         (177,893)        13,203       (177,893)
      Due to related parties                               12,076         57,077        (24,539)
      Interest payable                                        215          8,900       (118,421)
                                                        ---------      ---------   ------------
Net Cash (Used) in operating activities                  (345,516)         2,445     (2,866,334)
                                                        ---------      ---------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Lease exploration & development expenditure                   -            (95)    (1,922,890)
  Purchase of property & equipment                              -              -        (65,268)
  Cash received from notes receivable                           -              -       (144,853)
                                                        ---------      ---------   ------------
Net Cash (Used) in investing activities                         -            (95)    (2,133,011)
                                                        ---------      ---------   ------------

                                       4

                                     AMERALIA INC
                            (A DEVELOPMENT STAGE COMPANY)

                         STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                     From the
                                                                                   Beginning of
                                                          Qtr             Qtr      Development
                                                         ending         ending     Stage on
                                                         Sept 30        Sept 30    Jul 1, 1992
                                                          1998            1997      to Sept 30,
                                                                                      1998
                                                        ---------      ---------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Cash received from issuance of stock                     10,000        240,000      4,727,596
  Additional capital contributed                                -              -        307,372
  Cash received from notes                                      -              -        559,005
  Cash payments on notes payable                                -         (1,378)      (223,183)
                                                        ---------      ---------   ------------
Cash flows from financing activities                       10,000        238,622      5,370,790
                                                        ---------      ---------   ------------
NET INCREASE (DECREASE) IN CASH                          (335,516)       240,972        371,445

Cash and cash equivalents at beginning of period          707,199          2,088            238
                                                        ---------      ---------   ------------
Cash and cash equivalents at end of period              $ 371,683      $ 243,060      $ 371,683
                                                        ---------      ---------   ------------
                                                        ---------      ---------   ------------

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

  Income taxes                                          $       -      $       -      $       -
  Interest                                              $      95      $       -      $ 261,809

NON CASH FINANCING ACTIVITIES

  Common stock issued for payment
    of obligations                                      $ 223,750      $       -      $ 616,781
  Common stock issued for services rendered             $       -      $       -      $  65,000
  Payment of preferred stock dividends
    through the issuance of additional
    common and preferred stock                          $  63,400      $  51,204      $ 998,998

                                   AMERALIA, INC.
                            (A DEVELOPMENT STAGE COMPANY)

                             NOTE TO FINANCIAL STATEMENTS

                      As at September 30, 1998 and June 30, 1998
                and for the Periods ended September 30, 1998 and 1997


NOTE 1.   MANAGEMENT ADJUSTMENTS

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's June 30, 1998 Annual Report on Form 10-K. The results of operations for the periods ended September 30, 1998 and 1997 are not necessarily indicative of operating results for the full years.

     The Financial Statements and other information furnished herein reflect all adjustments which are, in the opinion of management of the Registrant, necessary for a fair presentation of the results of the interim periods covered by this report.

                                    AMERALIA, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The future conduct of AmerAlia is dependent upon a number of factors and there is no assurance that AmerAlia will be able to conduct its operations as contemplated in this report. Certain statements contained in this report using the terms "may", "expects to", and other terms denoting future possibilities, are forward-looking statements. The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks which are beyond AmerAlia's ability to predict or control. These risks can cause actual results to differ materially from the projections or estimates contained in this report. These risks include, but are not limited to, the possibility that the described operations, reserves, or exploration or production activities will not be completed on economic terms, if at all. The exploration, development and mining of mineral properties is an enterprise attendant with high risk. Many of these risks are described in this report and it is important that each person reviewing this report understands the significant risks which accompany the establishment of AmerAlia's proposed operations.

LIQUIDITY AND CAPITAL RESOURCES

     AmerAlia does not generate any operating income and, therefore, continues to be reliant on raising capital from its existing shareholders and from private offerings of its securities. During the 1998 fiscal year and subsequently, AmerAlia raised approximately $1.3 million in different offerings for the sale of its common stock, preferred stock and warrants to accredited and non-United States investors. The outstanding warrants, if exercised in whole or part, would result in additional capital for AmerAlia, however, this would require that the market price of the company's common stock exceed the exercise price of the warrants at the time of exercise. There are other conditions precedent to the exercise of the warrants including the availability of an exemption for the exercise.

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

     During the quarter, AmerAlia received $6,974 in interest earned from funds on deposit. The company used its funds for its operating loss for the quarter and to reduce its outstanding liabilities, including the payment of $185,600 to settle a debt due to a contractor. The company expended $42,000 for the purchase of liability insurance and reduced its accounts payable by a net of $13,026. Additional funding was received by accruing liabilities for royalites payable and to related parties, and another stock subscription raised $10,000. Additional notes payable of $233,750 due to non-United States investors were satisfied through the issuance of stock and warrants. Cash and cash equivalents at the end of the period was approximately $372,000.

RESULTS OF OPERATIONS

     The Company's net loss for the quarter was $163,457 compared with $118,279 for the same period of the previous year. The increase is due to higher staffing costs and these higher costs can be expected to continue as the company increases its efforts to fund its operating facilities as discussed above. However, the reduction in debt carried by the company has significantly reduced interest expense over prior periods.

IMPACT OF INFLATION

     The Company believes that its activities are not materially affected by inflation.


PART II:  OTHER INFORMATION

Item 2:   Changes in Securities

     During the quarter, 63,400 shares of common stock were issued in lieu of $63,400 of dividends on Series E Preferred Stock. A further 180,000 shares and warrants were issued to non-United States investors for cash and satisfaction of notes payable.

                                      SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized representative.

                                    AMERALIA, INC.


November 18, 1998             By:  /s/ Robert van Mourik
                                   ---------------------
                                Robert van Mourik
                              Executive Vice President, Chief Financial Officer
                              and principal financial and accounting officer.