Form 10-Q
period 1998-12-31
AMERALIA INC
filed 1999-02-16
CIK 811419

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 1998

                                       OR

[] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

                           Commission File No. 0-15474



                                 AMERALIA, INC.
               ---------------------------------------------------
               (Exact name of Company as specified in its charter)

                               A Utah Corporation
                  I.R.S. Employer Identification No. 87-0403973


                     311 Raleigh Road, Kenilworth, IL 60043
               ---------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (847) 256 9021
               ---------------------------------------------------
                (Company's telephone number, including area code)


              1155 Kelly Johnson Blvd., Colorado Springs, CO 80920
              ----------------------------------------------------
                 (former address, if changed from last report)

Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

As of February 1, 1999 the number of shares outstanding of the company's $.01 par value common stock was 6,332,116 and the number of shares of $.05 par value preference stock was 2,986.

                                 AMERALIA, INC.

                               INDEX TO FORM 10-Q

                                                                          Page
PART I:  FINANCIAL INFORMATION


Item 1:  Financial Statements

         Balance Sheets - December 31, 1998 and June 30, 1998                1

         Statements of Operations for the Quarters and Half Years
         ending December 31, 1998 & 1997 and from the beginning of
         Development Stage on July 1,1992 to December 31, 1998               3

         Statements of Cash Flows for the Half Years ending
         December 31, 1998 & 1997 and from the beginning of Development
         Stage on July 1, 1992 to December 31, 1998                          4

         Notes to Financial Statements                                       6

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                          7


PART II: OTHER INFORMATION                                                   8

Item 2:  Changes in Securities                                               9


SIGNATURE

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                            December 31     June 30
                                               1998           1998
                                            -----------    ----------
ASSETS

Current Assets:

  Cash at bank                              $1,101,018     $  707,199
  Prepaid expenses                              78,150            --
  Related party receivables                     20,560         17,674
                                            ----------     ----------
Total Current Assets:                       $1,199,728     $  724,873

Non Current Assets:

  Lease exploration & development costs      2,903,287      2,768,287
  Rural Investment Trust                       389,351            --
  Loans to employees                            25,000            --
  Property & equipment                          14,565          6,983
                                            ----------     ----------
Total Assets:                               $4,531,931     $3,500,143
                                            ----------     ----------
                                            ----------     ----------

                              (Continued over page)

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                                          December 31       June 30
                                                                             1998             1998
                                                                          -------------    ----------
LIABILITIES & SHAREHOLDERS' FUNDS

Current liabilities:

  Accounts payable                                                        $    142,383     $    163,910
  Royalties payable                                                            241,667          204,167
  Due to related parties                                                        58,326           35,354
  Notes payable - current portion                                              195,610          415,594
  Interest payable                                                                 860              430
                                                                           -----------     ------------
    Total Liabilities                                                     $    638,846     $    819,455

Commitments and contingent liabilities                                              --               --

SHAREHOLDERS' EQUITY

  Preferred stock, $0.05 par value;  1,000,000 authorized; 2,986
    and 2,536 issued at December 31 and June 30, 1998:                             149              127
  Common stock, $.01 par value; 100,000,000 shares authorized;
    Issued @ Dec 31, 1998: 6,332,116 and @ June 30, 1998: 5,317,551:            63,321           53,176
  Additional paid in capital                                                13,941,482       12,151,930
  Accumulated deficit                                                      (10,111,867)      (9,524,545)
                                                                          ------------     ------------
Total Shareholders' Funds:                                                $  3,893,085     $  2,680,688
                                                                          ------------     ------------
Total Liabilities & Shareholders' Equity:                                 $  4,531,931     $  3,500,143
                                                                          ------------     ------------
                                                                          ------------     ------------

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                                                             From the
                                                                                                           Beginning of
                                                                                                            Development
                                          Qtr              Qtr             Half yr         Half yr            Stage on
                                         ending           ending           ending          ending          Jul 1, 1992 to
                                         Dec 31           Dec 31           Dec 31          Dec 31             Dec 31
                                          1998             1997             1998            1997               1998
                                       ----------       ----------       ----------       ---------        ------------
REVENUES                                $     --         $     --         $     --         $     --         $      --

EXPENSES
  General & administrative               294,870          206,309          454,554          310,467          4,609,874
  Depreciation & amortization              1,089            2,155            3,246            4,309             64,160
                                       ----------       ----------       ----------       ---------        ------------
Total Expenses:                         $295,959         $208,464         $457,800         $314,776          4,674,034
                                       ----------       ----------       ----------       ---------        ------------
(LOSS) FROM OPERATIONS                 ($295,959)       ($208,464)       ($457,800)       ($314,776)       ($4,674,034)
                                       ----------       ----------       ----------       ---------        ------------

OTHER INCOME (EXPENSE)
  Other income                                --               --               --               --                 29
  Investment income                           --               --               --               --             89,760
  Interest income                          1,133               --            8,107               --            250,871
  Interest expense                        (4,666)          (9,818)         (13,268)         (21,785)          (631,797)
  Foreign currency gain (loss)            10,192               --           10,204               33            (53,382)
                                       ----------       ----------       ----------       ---------        ------------
  Total other income (expense)             6,659           (9,818)           5,043          (21,752)          (344,519)
                                       ----------       ----------       ----------       ---------        ------------
NET LOSS BEFORE
INCOME TAX EXPENSE                     ($289,300)       ($218,282)       ($452,757)       ($336,528)       ($5,018,553)
                                       ----------       ----------       ----------       ---------        ------------
  Income tax expense                          --               --               --               --                 --
                                       ----------       ----------       ----------       ---------        ------------
NET LOSS                               ($289,300)       ($218,282)       ($452,757)       ($336,528)       ($5,018,553)
                                       ----------       ----------       ----------       ---------        ------------
BASIC NET LOSS PER SHARE                 ($0.049)         ($0.057)         ($0.078)         ($0.089)

DILUTED NET LOSS PER SHARE               ($0.034)         ($0.034)         ($0.057)         ($0.052)

WEIGHTED AVERAGE
SHARES OUTSTANDING ('000)                  5,947            3,822            5,825            3,800

FULLY DILUTED AVERAGE
SHARES OUTSTANDING ('000)                  8,580            6,443            7,970            6,443


                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                          From the
                                                                                        Beginning of
                                                                                         Development
                                                        Half yr          Half yr          Stage on
                                                        ending           ending         Jul 1, 1992 to
                                                        Dec 31           Dec 31             Dec 31
                                                         1998             1997               1998
                                                      ----------       ----------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                            ($452,757)       ($336,528)       ($5,018,553)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Bad debt                                                 --               --            624,798
    Stock issued for services rendered                       --               --             65,000
    Exchange (gain) loss                                (10,204)              --           (178,746)
    Depreciation                                          3,246            4,309             73,738
    (Increase) decrease in:
      Accounts & interest receivable                         --           (5,000)               665
      Notes receivable                                       --               --          1,300,497
      Related parties receivables                        (2,886)          (1,421)           (20,560)
      Prepaid expenses                                  (78,150)              --            (60,150)
    Increase (decrease) in:
      Bank overdraft                                         --               --              4,586
      Accounts payable                                  (21,527)          (5,593)            76,713
      Royalties payable                                  37,500           37,500            241,667
      Due to related parties                             22,972          118,134            (13,643)
      Interest payable                                      430           12,945           (118,206)
                                                      ---------        ---------        -----------
Net cash used in operating activities                  (501,376)        (175,654)        (3,022,194)

CASH FLOWS FROM INVESTING ACTIVITIES

  Lease exploration & development expenditure          (135,000)          (7,254)        (2,057,890)
  Purchase of property & equipment                      (10,828)              --            (76,096)
  Cash received from notes receivable                        --               --           (144,853)
                                                      ---------        ---------        -----------
Cash flows from investing activities                   (145,828)          (7,254)        (2,278,839)


                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                          From the
                                                                                        Beginning of
                                                                                         Development
                                                        Half yr          Half yr          Stage on
                                                        ending           ending         Jul 1, 1992 to
                                                        Dec 31           Dec 31             Dec 31
                                                         1998             1997               1998
                                                      ----------       ----------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Cash received from issuance of stock                $1,068,216        $240,000          $5,785,812
  Additional capital contributed                              --              --             307,372
  Cash received from notes                                    --           6,838             559,005
  Payments on notes                                       (2,193)             --            (225,376)
  Loans to employees                                     (25,000)             --             (25,000)
                                                      ----------        --------          ----------

Cash flows from financing activities                   1,041,023         246,838           6,401,813

NET INCREASE (DECREASE) IN CASH                          393,819          63,930           1,100,780

Cash and cash equivalents at beginning of period         707,199           2,088                 238
                                                      ----------        --------          ----------

Cash and cash equivalents at end of period            $1,101,018        $ 66,018          $1,101,018
                                                      ----------        --------          ----------
                                                      ----------        --------          ----------

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

  Income taxes                                        $       --        $     --          $       --
  Interest                                            $   12,838        $  8,840          $  274,552

NON CASH FINANCING ACTIVITIES

  Common stock issued for payment of obligations      $  223,750        $     --          $  616,781
  Common stock issued for services rendered           $       --        $     --          $   65,000
  Payment of preferred stock dividends through
    the issuance of additional common and
    preferred stock                                   $  134,565        $193,421          $1,070,163


                                 AMERALIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                     As at December 31 and June 30, 1998 and
                for the Periods ended December 31, 1998 and 1997


NOTE 1. MANAGEMENT ADJUSTMENTS

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with AmerAlia's June 30, 1998 Annual Report on Form 10-K. The results of operations for the periods ended December 31, 1998 and 1997 are not necessarily indicative of operating results for the full years.

        The Financial Statements and other information furnished herein reflect all adjustments which are, in the opinion of AmerAlia's management, necessary for a fair presentation of the results of the interim periods covered by this report.

                                 AMERALIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The future conduct of AmerAlia is dependent upon a number of factors and there is no assurance that AmerAlia will be able to conduct its operations as contemplated in this report. Certain statements contained in this report using the terms 'may', 'expects to', and other terms denoting future possibilities, are forward- looking statements. The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks which are beyond AmerAlia's ability to predict or control. These risks can cause actual results to differ materially from the projections or estimates contained in this report. These risks include, but are not limited to, the possibility that the described operations, reserves, or exploration or production activities will not be completed on economic terms, if at all. The exploration, development and mining of mineral properties is an enterprise attendant with high risk. Many of these risks are described in this report and it is important that each person reviewing this report understands the significant risks which accompany the establishment of AmerAlia's proposed operations.

LIQUIDITY AND CAPITAL RESOURCES

        AmerAlia does not generate any operating income and, therefore, continues to be reliant on raising capital from its existing shareholders and from private offerings of its securities. During the 1998 fiscal year and subsequently, AmerAlia raised approximately $2.7 million in different offerings for the sale of its common stock, preferred stock and warrants to accredited and non-United States investors. The outstanding warrants, if exercised in whole or part, would result in additional capital for AmerAlia, however, this would require that the market price of the company's common stock exceed the exercise price of the warrants at the time of exercise. There are other conditions precedent to the exercise of the warrants including the availability of an exemption for the exercise.

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

        During the quarter, AmerAlia borrowed $180,000 from an Australian bank, in conjunction with the receipt of the Rural Investment Trust units in exchange for a stock subscription (see Item 2. below). It accrued $22,972 in additional liabilities to related parties for unpaid compensation. Funds were applied to meeting the operating loss for the quarter, $135,000 was paid to an engineering contractor for design of the company's proposed processing plant, $78,150 was used for prepayments and $10,828 to acquire new computers and software. A further $25,000 was advanced to an employee in connection with his employment. Cash and cash equivalents at the end of the period were approximately $1,101,000.

RESULTS OF OPERATIONS

     The Company's net loss for the quarter was $289,300 compared with $218,282 for the same period of the previous year. For the half year the loss was $452,757 compared with $336,528 for the prior period. The increase is due to higher staffing costs which can be expected to continue as the company increases its efforts to fund its operating facilities as discussed above. However, the reduction in debt carried by the company has significantly reduced interest expense over prior periods. During the quarter the company acquired an Australian investment and borrowed funds in Australian dollars. Consequently, movements in the Australian dollar relative to the United States dollar result in foreign currency gains and losses which are brought to account through the Operations Statement. There was a foreign currency gain of $10,192 during the period.

YEAR 2000 COMPLIANCE

     Although there can be no assurance, AmerAlia does not anticipate it will suffer any adverse impact as a result of Year 2000 (Y2K) computer software or hardware issues, either as a result of third-party non-compliance or as a result of internal matters. AmerAlia's computers and software systems are relatively new systems which are Y2K compliant. Of course, AmerAlia is dependent upon facilities outside its control such as electrical power supplies, banking facilities, transportation facilities (e.g. airlines) and communications facilities. While AmerAlia, in relying on public reports, believes these facilities are or will be Y2K compliant, it has no basis for determining their compliance.

IMPACT OF INFLATION

     The Company believes that its activities are not materially affected by inflation.


PART II:      OTHER INFORMATION

Item 2:   Changes in Securities

     On December 31, 1998 71,165 shares of common stock were issued in lieu of $71,165 of dividends on Series E Preferred Stock.

     The THG Partnership, an affiliate, exercised an option on October 18, 1998 to exchange 1,059,459 units in The Rural Investment Trust valued at $381,405 for 450 shares of Series E Preferred Stock. A description of the option and the terms of the statement of preferences defining the Series E Preferred Stock and including the terms of conversion are set out in the company's filing on Form 10-K.

     On December 30, 1998 the Jacqueline Badger Mars Trust, an affiliate, subscribed $1,050,000 for 140 units which consist of 5,000 shares of common stock and common stock purchase warrants to acquire 5,000 shares of restricted common stock for prices commencing at $2.00 per share. The price increases to a maximum of $6.00 per share over the exercise period which expires April 1, 2001.

     There were no underwriters to these issues, the investors were accredited investors only and an exemption from registration is claimed under Section 4(6) and Regulation D of the Securities Act of 1933.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AMERALIA, INC.


February 11, 1999                      By: /s/ Robert van Mourik
                                          -----------------------
                                          Robert van Mourik
                                          Executive Vice President, Chief
                                          Financial Officer and principal
                                          financial and accounting officer.