Form 10-Q
period 1999-03-31
AMERALIA INC
filed 1999-05-21
CIK 811419

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999

                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

                           Commission File No. 0-15474


                                 AMERALIA, INC.
               ---------------------------------------------------
               (Exact name of Company as specified in its charter)

                               A Utah Corporation
                  I.R.S. Employer Identification No. 87-0403973

                     311 RALEIGH ROAD, KENILWORTH, IL 60043
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (847) 256 9021
                -------------------------------------------------
                (Company's telephone number, including area code)

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

As of April 30, 1999 the number of shares outstanding of the company's $.01 par value common stock was 7,659,766 and the number of shares of $.05 par value preference stock was 2,986.

                                 AMERALIA, INC.

                               INDEX TO FORM 10-Q

                                                                                    PAGE
PART I:   FINANCIAL INFORMATION

Item 1:   Financial Statements

          Balance Sheets - March 31, 1999 and June 30, 1998                            1

          Statements of Operations for the Quarters and Nine Months
          ending March 31, 1999 & 1998 and from the beginning of
          Development Stage on July 1,1992 to March 31, 1999                           3

          Statements of Cash Flows for the Nine Months ending
          March 31, 1999 & 1998 and from the beginning of Development
          Stage on July 1, 1992 to March 31, 1999                                      4

          Notes to Financial Statements                                                6

Item 2:   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                                   6


PART II:  OTHER INFORMATION

Item 2:   Changes in Securities                                                        8


SIGNATURE                                                                              8


                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                 March 31          June 30
                                                   1999              1998
                                               ------------      ------------
ASSETS

Current Assets:

    Cash at bank                               $  2,743,873      $    707,199
    Prepaid expenses                                 41,400                 -
    Related party receivables                       193,670            17,674
                                               ------------      ------------
Total Current Assets:                          $  2,978,943      $    724,873

Non Current Assets:

    Lease exploration & development costs         2,903,287         2,768,287
    Development fees                                255,000                 -
    Rural Investment Trust                          401,111                 -
    Loans to employees                               25,000                 -
    Property & equipment                             19,756             6,983
                                               ------------      ------------
Total Assets:                                  $  6,583,097      $  3,500,143
                                               ------------      ------------
                                               ------------      ------------


                             (Continued over page)

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                 March 31          June 30
                                                   1999              1998
                                               ------------      ------------
LIABILITIES & SHAREHOLDERS' FUNDS

Current liabilities:

    Accounts payable                           $    170,383      $    163,910
    Royalties payable                               260,417           204,167
    Due to related parties                            3.626            35,354
    Notes payable - current portion                 200,083           415,594
    Interest payable                                    860               430
                                               ------------      ------------
    Total Liabilities                          $    635,369      $    819,455

Commitments and contingent liabilities                    -                 -

SHAREHOLDERS' EQUITY

    Preferred stock, $0.05 par value;
      1,000,000 authorized; 2,986 and
      2,536 issued at December 31 and
      June 30, 1998:                                    149               127
    Common stock, $.01 par value;
      100,000,000 shares authorized;
      Issued @ Mar 31, 1999: 7,659,766
      and @ June 30, 1998: 5,317,551:                76,598            53,176
    Additional paid in capital                   16,498,855        12,151,930
    Accumulated deficit                         (10,627,874)       (9,524,545)
                                               ------------      ------------
Total Shareholders' Funds:                     $  5,947,728      $  2,680,688
                                               ------------      ------------
Total Liabilities & Shareholders' Equity:      $  6,583,097      $  3,500,143
                                               ------------      ------------
                                               ------------      ------------


                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                                                          From the
                                                                                                        Beginning of
                                                                                                        Development
                                           Qtr           Qtr           Nine mths       Nine mths         Stage on
                                          ending        ending          ending          ending         Jul 1, 1992 to
                                          Mar 31        Mar 31          Mar 31          Mar 31             Mar 31
                                           1999          1998            1999            1998                1999
                                       ----------      ----------      ----------      ----------      --------------
REVENUES                                $       -       $       -       $       -       $       -       $         -
EXPENSES
    General & administrative              421,913         121,352         904,258         431,819         5,059,578
    Depreciation & amortization             1,129           2,154           4,375           6,463            65,289
                                       ----------      ----------      ----------      ----------      ------------
Total Expenses:                         $ 423,042       $ 123,506       $ 908,633       $ 438,282         5,124,867
                                       ----------      ----------      ----------      ----------      ------------
(LOSS) FROM OPERATIONS                 ($ 423,042)     ($ 123,506)     ($ 908,633)     ($ 438,282)     ($ 5,124,867)
                                       ----------      ----------      ----------      ----------      ------------

OTHER INCOME (EXPENSE)
    Other income                                -               -               -               -                29
    Investment income                           -               -               -               -            89,760
    Interest income                         7,464               -          15,572               -           258,336
    Interest expense                       (4,199)         (9,634)        (17,467)        (31,419)         (635,996)
    Foreign currency gain (loss)            6,210              (2)         16,414              31           (47,172)
                                       ----------      ----------      ----------      ----------      ------------
    Total other income (expense)            9,475          (9,636)         14,519         (31,388)         (335,043)
                                       ----------      ----------      ----------      ----------      ------------
NET LOSS BEFORE
INCOME TAX EXPENSE                     ($ 413,567)     ($ 133,142)     ($ 894,114)     ($ 469,670)     ($ 5,459,910)
                                       ----------      ----------      ----------      ----------      ------------
    Income tax expense                          -               -               -               -                 -
                                       ----------      ----------      ----------      ----------      ------------
NET LOSS                               ($ 413,567)     ($ 133,142)     ($ 894,114)     ($ 469,670)     ($ 5,459,910)
                                       ----------      ----------      ----------      ----------      ------------
BASIC NET LOSS PER SHARE                   ($0.06)         ($0.03)         ($0.14)         ($0.12)

DILUTED NET LOSS PER SHARE                 ($0.04)         ($0.02)         ($0.10)         ($0.07)

WEIGHTED AVERAGE
SHARES OUTSTANDING ('000)                   6,996           4,364           6,489           3,874

FULLY DILUTED AVERAGE
SHARES OUTSTANDING ('000)                   9,982           6,807           9,250           6,713


                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                               From the
                                                                                              Beginning of
                                                                                              Development
                                                           Nine mths          Nine mths        Stage on
                                                             ending            ending        Jul 1, 1992 to
                                                             Mar 31            Mar 31           Mar 31
                                                              1999              1998              1999
                                                           -----------        ----------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                  ($894,114)        ($469,670)     ($5,459,910)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Bad debt                                                        -                 -          624,798
    Stock issued for services rendered                              -                 -           65,000
    Exchange (gain) loss                                      (16,414)                -         (184,956)
    Depreciation                                                4,375             6,463           74,867
    (Increase) decrease in:
      Accounts & interest receivable                                -                 -              665
      Notes receivable                                              -                 -        1,300,497
      Related parties receivables                            (175,996)             (125)        (193,670)
      Prepaid expenses                                        (41,400)                -          (23,400)
    Increase (decrease) in:
      Bank overdraft                                                -              4775            4,586
      Accounts payable                                          6,473            11,829          104,713
      Royalties payable                                        56,250            62,500          260,417
      Due to related parties                                  (31,728)          112,259          (68,343)
      Interest payable                                            430            22,264         (118,206)
                                                           ----------       -----------      -----------
Net cash used in operating activities                      (1,092,124)         (249,705)      (3,612,942)

CASH FLOWS FROM INVESTING ACTIVITIES

    Lease exploration & development expenditure              (390,000)           (8,071)      (2,312,890)
    Purchase of property & equipment                          (17,148)                -          (82,416)
    Cash received from notes receivable                             -                 -         (144,853)
                                                           ----------       -----------      -----------
Cash flows from investing activities                         (407,148)           (8,071)      (2,540,159)


                                 AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                                                From the
                                                                                                              Beginning of
                                                                                                              Development
                                                                            Nine mths        Nine mths          Stage on
                                                                             ending            ending        Jul 1, 1992 to
                                                                             Mar 31            Mar 31            Mar 31
                                                                              1999              1998              1999
                                                                          -------------     -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES

    Cash received from issuance of stock                                    $ 3,570,224       $   290,000    $   8,287,820
    Additional capital contributed                                                    -                 -          307,372
    Cash received from notes                                                          -                 -          559,005
    Payments on notes                                                            (9,278)                -         (232,461)
    Loans to employees                                                          (25,000)           (4,515)         (25,000)
                                                                          -------------     -------------    -------------

Cash flows from financing activities                                          3,535,946           285,485        8,896,736

NET INCREASE (DECREASE) IN CASH                                               2,036,674            27,710        2,743,635

Cash and cash equivalents at beginning of period                                707,199             2,088              238
                                                                          -------------     -------------    -------------

Cash and cash equivalents at end of period                                $   2,743,873     $      29,798    $   2,743,873
                                                                          -------------     -------------    -------------
                                                                          -------------     -------------    -------------


SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

    Income taxes                                                          $           -     $           -    $           -
    Interest                                                              $      17,037     $       8,840    $     278,751

NON CASH FINANCING ACTIVITIES

    Common stock issued for payment of obligations                        $     223,750     $           -    $     616,781
    Common stock issued for services rendered                             $           -     $           -    $      65,000
    Payment of preferred stock dividends through
      the issuance of additional common and preferred stock               $     209,215     $     193,421    $   1,144,813

                                  AMERALIA, INC.
                           (A DEVELOPMENT STAGE COMPANY)

                           NOTES TO FINANCIAL STATEMENTS

                      As at March 31, 1999 and June 30, 1998 and
                    for the Periods ended March 31, 1999 and 1998


NOTE 1.           MANAGEMENT ADJUSTMENTS

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with AmerAlia's June 30, 1998 Annual Report on Form 10-K. The results of operations for the periods ended March 31, 1999 and 1998 are not necessarily indicative of operating results for the full years.

         The Financial Statements and other information furnished herein reflect all adjustments which are, in the opinion of AmerAlia's management, necessary for a fair presentation of the results of the interim periods covered by this report.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The future conduct of AmerAlia is dependent upon a number of factors and there is no assurance that AmerAlia will be able to conduct its operations as contemplated in this report. Certain statements contained in this report using the terms 'may', 'expects to', and other terms denoting future possibilities, are forward-looking statements. The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks which are beyond AmerAlia's ability to predict or control. These risks can cause actual results to differ materially from the projections or estimates contained in this report. These risks include, but are not limited to, the possibility that the described operations, reserves, or exploration or production activities will not be completed on economic terms, if at all. The exploration, development and mining of mineral properties is an enterprise attendant with high risk. Many of these risks are described in this report and it is important that each person reviewing this report understands the significant risks which accompany the establishment of AmerAlia's proposed operations.

LIQUIDITY AND CAPITAL RESOURCES

         AmerAlia does not generate any operating income and, therefore, continues to rely on raising capital from its existing shareholders and from private offerings of its securities. During the 1998 fiscal year and subsequently, AmerAlia raised approximately $2.7 million in different offerings for the sale of its common stock, preferred stock and warrants to accredited and non-United States investors. Warrants were exercised in March 1999 raising a further $2.5 million. The outstanding warrants, if exercised in whole or part, would result in additional capital for AmerAlia, however, this would require that the market price of the company's common stock exceed the exercise price of the warrants at the time of exercise. There are other conditions precedent to the exercise of the warrants including the availability of an exemption for the exercise.

         AmerAlia has historically derived its liquidity from raising new equity investment or by issuing notes payable. AmerAlia's ability to ensure its long term survival continues to be dependent upon AmerAlia obtaining all permits necessary for the proposed plant and financing for its construction, estimated to be in excess of $30 million.

         On May 17, 1999 AmerAlia announced that it has entered into a Design/Build Agreement with USFilter's HPD Products group of Naperville, Illinois for the complete design, engineering, procurement and construction of AmerAlia's sodium bicarbonate mine and processing plant. USFilter has commenced engineering and design of the 75,000 tons per year (tpy) plant. Construction is expected to begin in the second half of 1999 with anticipated plant start up by late 2000. The contract contains certain performance guarantees regarding production quality and quantity. As part of the Design/Build Agreement, USFilter has guaranteed the cost of the total facility and infrastructure will not exceed $32 million. AmerAlia must provide $6.4 million of equity and a definitive commitment for long-term financing acceptable to USFilter by no later than August 15, 1999. Although AmerAlia is optimistic it will be able to do so, there can be no assurance that it will be able to raise the necessary equity financing or obtain an acceptable long-term financing commitment.

         During the quarter ended March 31, 1999, AmerAlia raised $2.5 million through the exercise of warrants as described above. Funds were applied to meeting the operating loss for the quarter, $255,000 was paid as an interim fee to USFilter for the company's proposed processing plant, $193,670 was invested in a short term note receivable from a related party, $37,000 was used for prepayments and $6,320 to acquire additional office equipment and a computer. Cash and cash equivalents at the end of the period were approximately $2,744,000. In May, 1999, AmerAlia liquidated its investment in the Rural Investment Trust and repaid its debt to the ANZ Bank.

RESULTS OF OPERATIONS

         The Company's net loss for the quarter was $413,567 compared with $133,142 for the same period of the previous year. For the nine month period to March 31, 1999 the loss was $894,114 compared with $469,670 for the prior period. The increase is due to higher staffing costs and consulting fees which can be expected to continue to increase as the company increases its efforts to fund its operating facilities as discussed above. However, the reduction in debt carried by the Company has significantly reduced interest expense over prior periods. During the nine month period ended March 31, 1999 AmerAlia acquired an Australian investment and borrowed funds in Australian dollars. Consequently, movements in the Australian dollar relative to the United States dollar result in foreign currency gains and losses which are brought to account through the Operations Statement. There was a foreign currency gain of $16,414 during the nine month period.

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

PART II:          OTHER INFORMATION

Item 2:  Changes in Securities

         On March 31, 1999, 74,650 shares of common stock were issued in lieu of $74,650 of dividends on Series E Preferred Stock.

         As previously reported in the December quarter Form 10Q, the Jacqueline Badger Mars Trust, an affiliate, subscribed $1,050,000 on December 30, 1998 for 140 units which consisted of 5,000 shares of common stock and common stock purchase warrants to acquire 5,000 shares of restricted common stock for prices commencing at $2.00 per share. The Trust subsequently exercised the warrants on March 26, 1999 and paid $1.4 million for the issue of 700,000 shares of common stock. On March 31, other accredited investors exercised warrants for 553,000 shares at $2.00 per share raising $1,106,000 in additional equity.

         There were no underwriters to these issues, the investors were accredited investors only and an exemption from registration is claimed under
Section 4(6) and Regulation D of the Securities Act of 1933.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

                                          AMERALIA, INC.


May 18, 1999                         By:  /S/ ROBERT VAN MOURIK
                                       -----------------------
                                       Robert van Mourik
                                       Executive Vice President, Chief Financial
                                       Officer and principal financial and
                                       accounting officer.