Form 10-K
period 1999-06-30
AMERALIA INC
filed 1999-10-13
CIK 811419

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended June 30, 1999

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

                  311 Raleigh Road, Kenilworth, Illinois 60043
                  --------------------------------------------
                    (Address of Principal Executive Offices)

Company's telephone number, including area code: (847) 256-9021
                                                 --------------

Securities registered pursuant to Section 12(b) of the Act: None.

Securities to be registered pursuant to Section 12(g) of the Act:

                          Common Stock - $.01 Par Value
                          -----------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                               Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.                                         [  ]

Revenues for the fiscal year ending June 30, 1999:                          Nil.

Shares of common stock, $.01 par value, outstanding as of June 30, 1999:
7,659,766. Aggregate market value of the voting stock held by non-affiliates of AmerAlia as of June 30, 1999 was approximately $13,237,000. The estimate is based on the last sale price per share and an estimated 4,072,800 shares held by non-affiliates.

Documents incorporated by reference:  NONE

                                     PART I

ITEM 1.  BUSINESS

(a)      GENERAL DEVELOPMENT OF THE BUSINESS

         AmerAlia, Inc. was incorporated as a Utah corporation on June 7, 1983. AmerAlia was originally incorporated under the name "Computer Learning Software, Inc." and changed its name to AmerAlia in January 1984.

         AmerAlia has been attempting to establish a chemical business for the mining and manufacture of sodium bicarbonate and related products since 1989 when AmerAlia purchased an interest in a federal sodium lease in Rio Blanco County, Colorado. AmerAlia acquired this lease in 1992. This lease contains a naturally occurring, rare deposit of sodium bicarbonate, commonly known as baking soda. AmerAlia's immediate objectives are to:

o Finalize local, state and federal regulatory approvals to construct a plant for the recovery and production of sodium bicarbonate from its sodium lease; and

o Raise sufficient funding to construct the plant and commence operations.

         AmerAlia's primary goal is to initially recover sodium bicarbonate from the lease for sale to the animal feed market. Animal feed quality sodium bicarbonate is a lower grade product with a current market price between $200 and $240 per ton delivered. Sodium bicarbonate is used in the preparation of animal feed mixes where it acts as a rumen buffer to increase dairy cow milk production. There are numerous other markets for sodium bicarbonate. These other markets include pharmaceutical and food grade use of sodium bicarbonate. The production of sodium bicarbonate will also enable the production of soda ash and caustic soda, chemicals widely used in the manufacture of glass, detergents and a variety of inorganic and organic chemicals. Potentially, sodium bicarbonate might be used as an agent for flue gas desulfurization.

                  We have submitted our mining and development plans to the Bureau of Land Management and submitted applications for all necessary associated permits to other regulatory agencies of the federal, state and county administrations. We are asking the BLM to issue an Environmental Assessment ("E.A.") and to determine a finding of no significant environmental impact ("FONSEI"). When the FONSEI is issued we shall be allowed to commence construction activities on the Rock School Lease. If the BLM does not reach a FONSEI, the construction of the plant and the operation of the mine may be delayed significantly.

         AmerAlia has entered into a Design/Build Agreement with U.S. Filter Wastewater Group, Inc. of Naperville, Illinois. Subject to certain conditions, US Filter will complete the design and construction of the necessary mine and processing plant for AmerAlia, guarantee the plant's performance and advance the costs of construction to AmerAlia. Among the more significant conditions, however, are the requirements that:

o AmerAlia pay $6.4 million into an escrow. We have paid this amount into the escrow; and

o Before US Filter is obliged to incur any expenses outside of the escrow account, AmerAlia must have sufficient long-term financing. AmerAlia's ability to draw on this financing to repay the construction funding provided by US Filter must not be subject to conditions other than the performance of the plant.

         AmerAlia has not been involved in any bankruptcy, receivership, or similar proceedings.

Forward Looking Statements and Risk Factors

         The future conduct of AmerAlia is dependent upon a number of factors beyond our control. We can offer no assurance we will be able to conduct AmerAlia's operations as contemplated in this report. Certain statements contained in this report using the terms "may", "expects to", and other terms denoting future possibilities, are forward-looking statements. The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks beyond AmerAlia's ability to predict or control. These risks may cause actual results to differ materially from the projections or estimates contained in this report. These risks include, but are not limited to, the possibility the described operations, reserves, or exploration or production activities will not be completed on economic terms, if at all. The exploration, development and mining of mineral properties, significant construction projects, and the manufacture and marketing of chemical products are attendant with high risk. Many of these risks are described in this report and it is important that each person reviewing this report understands the significant risks accompanying the establishment of AmerAlia's proposed operations. These risks and factors include:

o AmerAlia has contributed $6.4 million to an escrow account required under its Design/Build agreement with US Filter. US Filter is proceeding with its activities to design and commence construction of the plant and facilities using the escrow funding However, we do not expect US Filter will provide the construction funding under the Design/Build agreement unless AmerAlia can establish adequate long term financing which is a condition of the Design/Build Agreement. Consequently, if we cannot obtain this financing we will not be able to achieve our corporate objectives. AmerAlia will incur significant penalties if the US Filter construction program does not proceed and it will have spent millions of dollars of corporate funds on the preliminary design and construction activities. US Filter holds a security interest in the Rock School Lease.

o AmerAlia is in the process of negotiating certain compensation arrangements with its officers. These negotiations have not been finalized.

o        AmerAlia historically has had, and continues to have, operating losses.
         Until we can generate revenues from operations we shall be reliant upon raising further debt and equity capital to fund operating losses.

o AmerAlia's lease is due for renewal on July 1, 2001. The lease requires sodium be produced in paying quantities for the lease to be renewed. Our understanding of BLM general practice is that the conduct of our activities proceeding to an EA will be sufficient to enable a lease renewal. However, if there is a change in the interpretation of the lease conditions, then the BLM may depart from past practice and not renew the lease.

o Although we have obtained a significant amount of information about the lease and we believe that the mineral resources can be extracted economically, this belief cannot be tested until operations commence. Actual operations may differ from our predictions and we may have to spend more to rectify these differences.

o Mining activities are subject to intensive federal, state, and local government regulation and scrutiny in a number of different areas including worker safety and health and environmental protection.

o We have limited commitments from prospective purchasers of sodium bicarbonate when we produce it.

(b)      BUSINESS OF ISSUER

         AmerAlia is currently involved in only one industry segment: seeking to finance and construct a solution mining facility and processing plant for the manufacture of sodium bicarbonate.

General Discussion

         The Piceance Creek Basin. The Rock School Lease is one of three federal leases granted within the Piceance Creek Basin in Rio Blanco County, Colorado. The Piceance Creek Basin covers a unique, major natural resource of nahcolite, a mineral form of naturally occurring sodium bicarbonate.

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

         From this core hole, Mr. Dyni estimated the total nahcolite content of the saline zone in this area at 315 million tons per square mile. Due to the apparent lateral continuity of this deposit, we believe it is reasonable to assume that the concentrations found in the Dunn 20-1 hole also exist beneath the Rock School Lease.

         AmerAlia drilled a core hole on the Rock School lease in 1996 to determine the extent of mineralization and the strength of the rocks in the proposed solution mining area. The drill encountered nahcolite in three separate resource intervals over 510 feet. The concentration within the resource intervals averaged 26.4% nahcolite. AmerAlia engaged an independent consulting firm, Agapito & Associates, to supervise the core hole drilling and to conduct studies on core assays, rock strength and geological evaluation.

          Consequently, we believe the nahcolite deposit within the Rock School Lease is of significant size. However, not all of this resource can be recovered with existing technology and within existing BLM lease conditions. The economic viability of recovering the sodium bicarbonate cannot be established until the resource is brought into production, or until substantial additional engineering work is completed.

         AmerAlia's activities in pursuing its operations are set out more fully below. (See "Exploration and Development Work To Date.")

         The Sodium Bicarbonate Market.

         In 1998, AmerAlia commissioned Harriman Chemsault Ltd, a London based marketing consultancy specialising in the chlor-alkali sector of the chemical industry, to provide a study of the global market for sodium bicarbonate with special emphasis on the United States. The existing and long established market for sodium bicarbonate is principally for food grade, animal feed and commercial usage with delivered sale prices in the range of $200-400 per ton, depending on grade. This market is dominated by a few suppliers producing synthetic sodium bicarbonate from soda ash (sodium carbonate). They sell their product under well-established brand names. Based on publicly available information, AmerAlia believes that the cost of producing synthetic sodium bicarbonate exceeds $150 per ton. The United States and Canadian markets currently absorb about 520,000 tons of sodium bicarbonate annually for the animal feed market, industrial markets, food-grade sodium bicarbonate, and for pharmaceutical uses.

         The animal feed market accounts for approximately 130,000 tons of the existing annual market for sodium bicarbonate in the United States and Canada. The animal feed market is the lowest priced market with delivered prices of approximately $200 per ton. Other markets are at higher prices with pharmaceutical grade selling for approximately $400 per ton.

         Both the animal feed and the pharmaceutical grade markets are mature and stable, experiencing modest growth. If we are able to commence production of sodium bicarbonate (itself, subject to a number of risks), we plan initially to supply the animal feed market. Small amounts in feed rations re-establish normal rumen balance thereby controlling acidotic stress conditions in a manner similar to antacids in humans. This increases yields of both milk and butter fat in the dairy industry.

         Marketing Arrangements. AmerAlia has signed non-binding agreements with two long standing distributors of sodium bicarbonate to the livestock industry. Neither of these distributors has any obligation to purchase sodium bicarbonate from AmerAlia. If the distributors choose to take production from AmerAlia when it is available, they will have exclusive arrangements with AmerAlia to supply the animal feed market and the opportunity to acquire sodium bicarbonate from AmerAlia at a wholesale price. The contracts will only become effective only when the buyers place their first order after AmerAlia commences production. AmerAlia has no estimate as to when it will have production for sale. AmerAlia has also received a letter of intent from a third distributor indicating a capacity to distribute additional tonnage of sodium bicarbonate. These distributors cover most of the United States and Canada.

         Competition. Any production by AmerAlia or any other person from the Rock School lease will be marketed in the traditional sodium bicarbonate market in competition with large and well-established companies. The animal feed market is subject to competition from other suppliers of sodium bicarbonate and alternative rumen buffers. The resources of those companies far exceed those of AmerAlia.

         Based on preliminary engineering models, we believe that AmerAlia will have a cost advantage over other producers of sodium bicarbonate. There is a number of synthetic animal feed supplements which compete with sodium bicarbonate. Based on our informal surveys, we believe that the animal feed market will prefer to use naturally occurring sodium bicarbonate over a synthetic alternative. If our plans prove to be accurate, AmerAlia's production costs should allow AmerAlia to have a significant cost advantage in the animal feed market.

         Two unaffiliated companies hold adjacent or nearby sodium leases issued by the BLM. The adjacent lease is owned by White River Nahcolite Minerals, a wholly owned subsidiary of IMC Global, Inc. American Soda, L.L.P. (formerly NaTrona Resources, Inc.) owns the other lease issued January 1, 1992. Although the sodium resource in the Piceance Creek Basin is believed to be of substantial size, the AmerAlia, White River and American Soda leases are the only leases currently issued by the BLM. Competition in the long term is not regarded as being significant since AmerAlia believes the market can absorb the anticipated production.

The Rock School Lease

         Background Agreements. United States Sodium Lease No. C-0119985, known as the Rock School Lease, with an area of 1,320 acres in Rio Blanco County, Colorado, U.S.A. was previously owned by E. E. Kinder Co., an unaffiliated Colorado general partnership, which had subleased the property to Denison Resources (USA) Corp., a company acquired by AmerAlia in 1989. Under the sublease, Denison had to meet certain requirements sufficient to obtain an extension of the lease. In June, 1991 the Federal Bureau of Land Management renewed the lease, effective July 1, 1991, for a period of ten years.

         On December 10, 1992 AmerAlia purchased the Rock School Lease from Kinder. Kinder and AmerAlia amended the acquisition terms in January 1996. AmerAlia has certain remaining obligations to pay to Kinder:

o        a minimum annual royalty of $75,000;

o        a production royalty equal to $1.50 per ton of production;

o        an annual consulting fee of $25,000, and

o if the minimum royalty exceeds the production royalty payable, then a credit is carried forward and allowed against any future production royalties.

The BLM approved Kinder's assignment of the Rock School Lease effective January 1, 1996.

         Rock School Lease -- Terms. The current term of the Rock School lease is due for renewal in June 2001. As leaseholder, AmerAlia has a preferential right to renew the lease, but this right is subject to numerous requirements. The most significant requires that AmerAlia must be producing sodium bicarbonate from the lease "in paying quantities." As we have discussed above in Item 1, we believe BLM general practice is that the conduct of our activities proceeding to an EA will be sufficient to enable a lease renewal. This lease can be renewed in perpetuity if we conduct operations on the lease and comply with the terms and conditions of the lease.

         AmerAlia pays rent to the BLM annually in advance at the rate of $1 per acre. If AmerAlia succeeds in its business plan and produces sodium bicarbonate from the lease, AmerAlia will have to pay the BLM a 5% production royalty.

         Exploration and Development Work To Date. When AmerAlia acquired the Denison interest in the Rock School Lease in 1989, approximately $493,000 had already been invested in various geological, engineering and marketing studies associated with developing the resource. Since then and through June 30, 1999, AmerAlia has invested a further $1,750,000 in direct expenditures for further geological and engineering studies including drilling a core hole, legal expenses, technical consultants, and advances to the BLM to advance the project's development. These expenditures, which do not include the acquisition cost of the lease, have been capitalized in AmerAlia's financial statements. Further capitalised expenditures include $1,250,000 paid to US Filter to June 30, 1999 to design and build the operating facility. Subsequent to June 30, we have advanced a further $5,150,000 in advance payments to US Filter.

         In addition to these expenditures, there were other direct expenditures incurred by AmerAlia in negotiating with and meeting prospective joint venture partners, investors, financiers, customers and construction contractors. These amounts have been written off in AmerAlia's accounts as incurred.

         Although we propose to carry out further exploration work on the Rock School lease, our principal efforts are directed towards meeting the requirements of the permitting agencies. Because the Piceance Creek Basin is known to contain a substantial amount of oil shale, the BLM has prohibited mining operations adversely affecting oil shale. The federal agency has, however, accepted the proposed solution mining method and approval for a 50,000 tons per year initial mining operation is now expected. The BLM asked AmerAlia to drill a core hole on the Rock School Lease and obtain site specific underground data prior to the commencement of operations.

         AmerAlia drilled this core hole in early 1996. The drill encountered nahcolite in three separate resource intervals over a depth of 510 feet, averaging 26.4% nahcolite. AmerAlia engaged Agapito & Associates to supervise the core hole drilling and to conduct studies on core assays, rock strength and geological evaluation. We have submitted this report to the BLM and to other regulatory agencies of the federal, state and county administrations. The BLM is considering the reports, the revised plant design and data from the development proposal. We have asked the BLM to come to a finding of no significant environmental impact ("FONSEI"). A FONSEI finding will enable us to proceed with construction of the operating plant. If the BLM does not reach a FONSEI, the construction of the plant and the operation of the mine may be significantly delayed and may not be able to be accomplished in the remaining time under the lease.

         AmerAlia's proposed solution mining process will create underground leach zones. The BLM's principal concern is the assessment of the effect of these cavities on the geological environment, as well as on any existing aquifers located above the proposed leaching caverns. While it is AmerAlia's belief that the BLM is favorably disposed to the proposed development and that the reports will conclude the environmental impact will be minimal, there is no guarantee that a "FONSEI" will be issued. We are proceeding with our planning in the expectation of approval. Should we wish to expand our production beyond 50,000 tons per year, we will be required to produce an Environmental Impact Statement. This will be expensive and time consuming and we do not contemplate undertaking one until operational data is available from the initial 50,000 tons per year project.

         Proposed Development Program. The plan submitted to the BLM for approval envisages the development of the resource in stages starting with a plant to produce 50,000 tons per year and then expanding to 500,000 tons per year. Production will be from a 500 foot thick zone at a depth of 2,000 feet to 2,500 feet. Weak liquor will be injected into the nahcolite bearing rock; the nahcolite will dissolve and be brought to the surface in solution where it will be recrystallized and dried prior to despatch. This solution mining technology has been previously tested in the same resource by Shell Oil (1970-1972) and found to be feasible. Solution mining in other resources is well established. AmerAlia's cash cost of production is expected to be about $65 per ton, one-half of estimated existing industry average cash costs.

         We anticipate the cost to construct the plant and associated facilities on the Rock School lease will exceed $35 million for a 50,000 ton per year plant. We have had numerous discussions with industry partners and investors or investment representatives who have expressed interest in financing the development of the property, but we have not reached agreement with any person for permanent financing.

         In May 1999, we entered into an agreement with US Filter for the design and construction of the plant and related facilities for not more than $33.5 million. US Filter will guarantee the performance of the plant and related facilities, but will not guarantee that the underground facilities will produce sodium bicarbonate in solution satisfactory to feed the plant. US Filter also agreed to finance the design and construction of the plant and related facilities subject, however, to two principal conditions:

o First, AmerAlia was obliged to place $6.4 million into an escrow account to fund design and engineering expenses until AmerAlia was able to obtain a firm commitment for permanent financing (this we have done); and

o Before US Filter will advance any expenses to AmerAlia under the terms of the agreement, AmerAlia must obtain a permanent financing commitment that is acceptable to US Filter. US Filter has advised AmerAlia an acceptable financing commitment must not be subject to conditions other than the performance of the plant. Under the Design/Build agreement we were required to provide acceptable financing by August 15, 1999. We have not met this condition, however, US Filter has not declared a default under the agreement and we are continuing negotiations with prospective financiers to establish a facility satisfactory to US Filter.

         If AmerAlia is not able to obtain outside financing for the project, or if it is unable to obtain all necessary permits, it may not be able to complete the development of the property and commence production.

         Access. The Rock School Lease is accessible by a county maintained gravel road sufficient for the exploration and development work being accomplished. Access is difficult during the winter and early spring because of heavy snows in the area. The road will have to be improved to allow all-weather access when production commences.

Australian Activities

         AmerAlia previously owned real estate in Australia. The real estate was sold in 1989 to an unaffiliated, public Australian real estate investment trust, known as The Rural Investment Trust. AmerAlia transferred its interest in this trust to the THG Partnership, an affiliate, as part of its settlement of debt. AmerAlia gave THG an option to exchange this investment for the issuance of 450 shares of Series E Preferred Stock. THG exercised this option in October 1998. AmerAlia subsequently liquidated the RIT investment as described in Item 12 "Certain Relationships and Related Party Transactions".

Employees

         AmerAlia's day to-day business activities are managed by Mr. Bill H. Gunn, Chairman and President; Mr John F. Woolard, Executive Vice President and Mr. Robert van Mourik, Executive Vice President and Chief Financial Officer. See
Item 11. - "Executive Compensation".

ITEM 2.  PROPERTIES

         AmerAlia is a lessee of United States Sodium Lease No. C-0119985 affecting 1,320 acres in Rio Blanco County, Colorado, USA, and described more fully in Item 1. - "Business", above.

ITEM 3.  LEGAL PROCEEDINGS

AmerAlia v. Marvin Hudson

         Mr. Marvin Hudson, formerly a vice president, employee, and greater than 10% shareholder of AmerAlia has made a claim and, in July 1999, filed an action in United States District Court for the District of Colorado. He claims that AmerAlia breached an employment agreement providing for minimum salary compensation of $75,000 per year, together with equity compensation. AmerAlia has filed a motion to dismiss this litigation on jurisdictional grounds. As a result of the Court's ruling remaining the State Court complaint to the Arapahoe County District Court, Mr. Hudson's attorneys have dismissed the Federal Complaint and have advised AmerAlia they intend to refile their claims in state court. Mr. Hudson also named Bill H. Gunn, Robert C.J. van Mourik, and Neil E. Summerson (directors and officers of AmerAlia) as defendants in this action. To the knowledge of AmerAlia, Mr. Hudson has not yet served the complaint on these individual defendants.

         AmerAlia filed a complaint against Mr. Hudson in the District Court for Arapahoe County, Colorado, in July 1999. AmerAlia claimed that Mr. Hudson has wrongfully retained certain assets of AmerAlia. AmerAlia's complaint also seeks an accounting from Mr. Hudson and a ruling that two alleged employment agreements Mr. Hudson presented are void. Mr. Hudson removed this case to the United States District Court, but the Federal Court, on AmerAlia's motion, remanded the case to the State Court. Mr. Hudson has not yet responded to the State Court complaint.

         This litigation is only in the earliest stages. AmerAlia believes that it has meritorious defenses against Mr. Hudson's claims and meritorious claims against Mr. Hudson and will defend its position aggressively.

Raytheon Engineers & Constructors, Inc.

         In 1998, AmerAlia entered into an engineering contract with Raytheon for the design and construction of the processing plant on its Rock School lease. AmerAlia has paid Raytheon $231,134 and Raytheon has billed AmerAlia for an additional $303,800. Raytheon has sent AmerAlia a notice of its intention to file a mechanics lien against the Rock School lease. AmerAlia believes that Raytheon is not due the full amount of its invoice because of substandard work that did not meet the time requirements of the contract. AmerAlia and Raytheon have agreed to engage in mediation to attempt to resolve their differences. Raytheon has not filed litigation to enforce this claim.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         AmerAlia held an annual meeting of its shareholders on June 28, 1999. Messrs. Gunn, Woolard, van Mourik, Summerson, Cameron and Murphy were elected to the Board of Directors. Votes were cast for the directors as follows:

                                        Votes For        Abstain
                                        ---------        -------
              Bill H. Gunn              7,267,915        15,175
              John F. Woolard           7,280,790         2,300
              Robert C. J. van Mourik   7,281,090         2,000
              Neil E. Summerson         7,281,090         2,000
              Robert A. Cameron         7,281,090         2,000
              Geoffrey C. Murphy        7,281,090         2,000

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

(a)      MARKET INFORMATION.

         Since August 1987, AmerAlia's Common Stock has been publicly traded under the symbol "AALA" on The Nasdaq SmallCap Market which is operated by the National Association of Securities Dealers, Inc. The Nasdaq SmallCap Market is one of two distinct market tiers comprising the Nasdaq Stock Market which is a highly regulated electronic securities market utilizing a sophisticated computer and telecommunications network. Market participants comprise competing Market Makers, independent dealers who commit capital to stocks and compete with each other for orders, and Electronic Communications Networks, trading systems recently integrated into Nasdaq to bring additional orders into the market. The market structure provides visibility of orders and allows market participants to compete for order flow. Trading is supported by a communications network linking the market participants to quotations dissemination, trade reporting and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, online comparison of transactions, and a range of information services tailored to the needs of the securities industry, investors and issuers.

         The average trading prices for AmerAlia's common stock as provided by Nasdaq's online service for the past two fiscal years are provided in the table below. These prices do not include allowance for retail markup or markdown, commissions or other transaction costs.

              -------------------------------------------
                                                Average
              For the Quarter Ended            Sale Price
              -------------------------------------------
              September 30, 1997                 $1.25
              December 31, 1997                  $0.75
              March 31, 1998                     $1.65
              June 30, 1998                      $1.50
              September 30, 1998                 $1.45
              December 31, 1998                  $1.25
              March 31, 1999                     $1.50
              June 30, 1999                      $3.00
              -------------------------------------------

(b)      HOLDERS.

         (b)(1) The number of record holders of AmerAlia's common stock on June 30, 1999 was approximately 452. (This does not include an indeterminate number of shareholders whose shares are held by brokers in street name.)

         (b)(2)   Not applicable.

(c)      DIVIDENDS

         AmerAlia has not paid dividends on its common stock and has no plans to pay cash dividends in the future. AmerAlia's ability to pay dividends to holders of its common stock is limited as a result of the issue of its outstanding shares of Series E Preferred Stock.

RECENT SALES OF UNREGISTERED SECURITIES.

         On August 12, 1999, AmerAlia issued 250,000 shares of its restricted common stock for a total investment of $625,000 ($2.50 per share). No underwriter participated in the offering of these shares. Each of the investors was an accredited investor. The offering was made under the exemptions from registration under sections 4(2) and 4(6) of the Securities Act of 1933, and Rule 506 of Regulation D.

         During the fiscal year ended June 30, 1999, dividends aggregating $283,865 became payable to the holders of the Series E Preferred Stock. AmerAlia paid, or will pay, these dividends to the holders of the Series E Preferred Stock through the issuance of 283,865 shares of its restricted common stock.

           As previously reported in the December quarter Form 10-Q, the Jacqueline Badger Mars Trust, an affiliate, subscribed $1,050,000 on December 30, 1998 for 140 units. Each unit included 5,000 shares of common stock and common stock purchase warrants to acquire 5,000 shares of restricted common stock for prices commencing at $2.00 per share. The Trust subsequently exercised the warrants on March 26, 1999 and paid $1.4 million for the issue of 700,000 shares of common stock. On March 31, other accredited investors exercised warrants for 553,000 shares at $2.00 per share raising $1,106,000 in additional equity. There were no underwriters to these issues, the investors were accredited investors only and an exemption from registration is claimed under sections 4(2) and 4(6) and Rule 506 of Regulation D of the Securities Act of 1933.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION

LIQUIDITY AND CAPITAL RESOURCES

JUNE 30, 1999 AS COMPARED TO JUNE 30, 1998

         AmerAlia does not generate any operating income and, therefore, continues to rely on raising capital from its existing shareholders and from private offerings of its securities to finance its operations. During the 1999 fiscal year, AmerAlia raised a total of $4,208,096 through the sale of preferred stock, common stock and warrants to accredited investors and to investors outside of the United States. These securities were issued for cash, cancellation of debt and for the exchange for an investment in the Rural Investment Trust. This investment was subsequently liquidated raising $418,346. After the end of the fiscal year, AmerAlia raised an additional $625,000 through the sale of common stock and borrowed $4.2 million from a commercial bank. This loan is guaranteed by AmerAlia's principal shareholder as explained at Item 13(a) Certain Relationships and Related Party Transactions under "Guaranty Agreement".

         We have funded further capital expenditures on the Rock School Lease development ($255,000) and on deposits under the Design/Build agreement with US Filter ($1,250,000). In addition, we provided $991,305 in additional funding to the escrow account under the Design/Build agreement. Principally, the balance of the funds we raised were used to increase cash reserves by $395,000 and to fund AmerAlia's operating loss. The operating loss includes a contingency for $303,800, an amount we are disputing with Raytheon. This dispute is subject to mediation and the outcome will determine the actual amount of our liability.

         As a result of the fund raising throughout the year, total assets increased to $5,836,061 (1998: $3,500,143; 1997: $3,007,489) and stockholders'
equity increased to $4,912,533 (1998: $2,680,688; 1997: $2,354,561).

         The outstanding warrants, if exercised in whole or part, would result in additional capital for AmerAlia. The warrant exercise prices range from $1.50 to $6.00, however, it is not likely that any person will exercise warrants unless the market price for the shares exceeded the warrant exercise prices on a sustained basis. Furthermore, AmerAlia will not permit any person to exercise warrants unless the underlying shares of common stock were included in an effective registration statement, or unless an exemption from registration was available.

         AmerAlia has historically derived its liquidity from raising new equity investment or by issuing notes payable. AmerAlia's ability to ensure its long-term survival continues to be dependent upon AmerAlia obtaining all permits necessary for the proposed plant and financing for its construction, estimated to be in excess of $35 million. AmerAlia reached an agreement with US Filter to provide construction financing, but US Filter's agreement is subject to numerous conditions and, to date, US Filter has not advanced any funds pursuant to that agreement. We have complied with our obligation to provide $6.4 million to initiate the design and construction activities. We are negotiating with prospective investors and financiers to achieve this financing objective, although there can be no assurance we will be able to complete this financing.

         We do not anticipate any difficulties with our computers and their systems as the year 2000 approaches as our computers and software are relatively new systems. The manufacturers and suppliers have represented to us the equipment is Y2K compliant.

JUNE 30, 1998 AS COMPARED TO JUNE 30, 1997

         During the 1998 fiscal year, AmerAlia raised $1.1 million in different offerings for the sale of its common stock, preferred stock and warrants to accredited and non-United States investors.

         In order to simplify the presentation of AmerAlia's financial statements, the Board of Directors decided to initiate discussions with holders of the preferred stockholders to rationalize the various series of preferred stock. Consequently, as discussed more fully in Item 13(a) later, all of the outstanding shares of the various series of preferred stock have been exchanged for common stock or a new Series E Preferred Stock. The rights and preferences attributable to the Series E Stock are set out in Item 12 later. A total of 356,554 shares of common stock at $1 per share were issued in lieu of dividends on Series A, B, C, D & E Preferred Stock and a further $36,000 of accrued but unpaid dividends were included in the exchange of 26,000 shares of Series B Stock for shares of Series E Stock.

         A net increase in AmerAlia's accounts and royalties payable of more than $100,000 created an additional source of funds. Of these liabilities, $266,667 is due to one creditor for consulting fees and royalties payable on the Rock School Lease. The payment of minimum annual royalties generates credits usable if a plant is built which can achieve production exceeding 50,000 ton per year. Above this level of output, the credits can be offset against royalties exceeding the minimum royalty. The total of these credits as at June 30, 1998 was $337,500. A further $223,606 was raised through the issue of notes payable. Funds were applied to funding the operating loss, $100,183 was used to repay notes payable, $13,051 was invested in developing the Rock School Lease project and $45,704 was used to reduce liabilities due to related parties.

         As a result of the fund raising throughout the year, total assets increased to $3,500,143 (1997: $3,007,489; 1996: $3,608,000) and stockholders'
equity increased to $2,680,688 (1997: $2,354,561; 1996: $2,118,000).

RESULTS OF OPERATIONS

JUNE 30, 1999 AS COMPARED TO JUNE 30, 1998:

         Since AmerAlia does not receive revenues from operations, any income it receives is generally derived from interest earned on funds on deposit resulting from stock subscriptions. Interest income in 1999 was less than $37,000 and less than $5,000 in 1998.

         General and administrative expenditures were significantly higher this year than for previous years (1999: $1,910,792; 1998: $629,605 and 1997:
$690,982) as expected as a result of the increased activity associated with obtaining funding for the development of AmerAlia's lease and construction of production facilities. Interest expense has been reduced further as a result of lower debt (1999: $18,519; 1998: $38,909 and 1997: $70,383). Consequently, the
1999
net loss of $1,901,601 significantly exceeded those of prior years (1998:
$549,817; and 1997: $769,185). Contributing to this loss was an expenditure of approximately $600,000 paid to external consultants in connection with developing the permitting applications and development plans associated with the development of our resource; approximately $410,000 in management and staff salaries due to higher staffing levels (1998: $260,000) and increased consulting fees as a result of increased corporate activities. We have a dispute with Raytheon concerning additional work it performed which we consider to be outside the specifications of the work orders. We are disputing this amount and have agreed with Raytheon to go to mediation and/or arbitration to settle the matter. Meanwhile we have provided for a contingency of $303,800 in our financial statements. Under our Design/Build agreement with US Filter we contributed $6,400,000 to an escrow account to fund the initial design and construction activities. Our agreement provides that if we cannot secure suitable long term financing funding US Filter is entitled to substantial liquidated damages. Its interests are secured by our interests in the Rock School Lease.

         Until AmerAlia achieves its objective of establishing a plant for the recovery and production of sodium bicarbonate, it will not be able to generate operating revenues. Whilst we are progressing negotiations with various prospective investors and financiers, we have not reached any definitive agreements to enable us to build our proposed facilities. We estimate more than $35 million will be required to fund construction and the associated working capital requirements until profitable operations are established. There is no assurance that AmerAlia can obtain this financing and in the meantime we must fund our operating losses from our own resources as discussed above.

JUNE 30, 1998 AS COMPARED TO JUNE 30, 1997:

         As AmerAlia does not receive revenues from operations, any income it receives is generally derived from interest earned on funds on deposit resulting from stock subscriptions. Interest income in 1998 was less than $5,000 and less than $2,000 in 1997. As AmerAlia no longer has Australian operations, management decided, in consultation with the auditors, to remove the foreign currency translation adjustment account from AmerAlia's balance sheet. This created a foreign currency gain of $123,211 brought to account through the income statement.

         General and administrative expenditures were significantly lower this year than for previous years (1998: $629,605; 1997: $690,982 and 1996:
$668,202). However, this was temporary and as management progresses its plans to obtain funding for the development of AmerAlia's lease and construction of production facilities, the level of these expenditures is expected to increase. Interest expense has been reduced as a result of lower debt (1998: $38,909; 1997: $70,383; and 1996: $124,128). Consequently, the 1998 net loss of $549,817 was significantly less than those of prior years (1997: $769,185 and 1996:
$751,350).

Impact of Inflation

         AmerAlia believes that its activities are not materially affected by inflation.

ITEM 7.  FINANCIAL STATEMENTS.

         The following information has been derived from AmerAlia's financial statements. The financial statements attached to this annual report on Form 10-K were prepared in accordance with Regulation S-B.

================================================================================

                             SELECTED FINANCIAL DATA
                         Amounts in Thousands of Dollars
                             (Except Per Share Data)

                                             Year Ended June 30
                              1999       1998       1997       1996       1995
                             ------     ------     ------     ------     ------
Revenues                         --         --         --         --         --
Net Loss                     (1,902)      (550)      (769)      (751)    (1,007)
Loss per Share                 (.31)      (.13)      (.26)      (.28)      (.41)
Total Assets                  5,836      3,500      3,008      3,608      2,985
Total Current
 Assets                       1,378        725         12        232        338
Total Current
 Liabilities                    923        819        650      1,481      1,539
Long Term Debt                   --         --          4          9         14
Shareholders'
 Equity                       4,913      2,681      2,354      2,118      1,432
Weighted Average
 No. of Shares                6,230      4,313      3,014      2,653      2,463

================================================================================

ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

(a)      IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS.

The following table sets forth the names and ages of all the Directors and Executive Officers of AmerAlia, positions held by each such person, and when such person was first elected or appointed. The directors each serve until their successors are duly elected and qualified; officers are appointed by, and serve at the pleasure of, the Board of Directors.

================================================================================
                                                                    First
                                                                    Elected or
         Name & Age            Position                             Appointed
--------------------------------------------------------------------------------
         Bill H. Gunn          Chairman of the Board,               02/84
           Age 57              President, & Chief
                               Executive Officer

         Robert van Mourik     Director,                            09/90
           Age 46              Executive Vice President             01/89
           (2)                 Chief Financial Officer,
                               Secretary & Treasurer

         Neil E. Summerson     Director                             09/90
           Age 51
           (1,2)

         Robert A. Cameron     Director                             09/90
           Age 60
           (2)

         John F. Woolard       Director                             10/98
          Age 59               Executive Vice President             06/98

         Geoffrey C. Murphy    Director                             06/99
          Age 58

         Roger Day             Vice President of Operations         02/99
           Age 49

================================================================================

         (1)  Members of the Compensation Committee.
         (2)  Members of the Audit Committee

         There are no family relationships among the officers or directors. No arrangement exists between any of the above officers and directors pursuant to which any one of those persons was elected to such office or position. No director of AmerAlia is a director of a company having securities registered under Section 12 or subject to Section 15(d) of the Securities Exchange Act of 1934 or a company registered under the Investment Company Act of 1940.

         Directors hold office until the next meeting of shareholders and until a successor is elected and qualified, or until their resignation. Executive officers are elected at annual meetings of the Board of Directors. Each such officer holds office for one year or until a successor has been duly elected and qualified or until death, resignation or removal. No director of AmerAlia is a director of another company having securities registered under Section 12 of the Securities Exchange Act of 1934 or a company registered under the Investment Company Act of 1940.

         A brief summary of the business experience of each person who is currently an officer or director of AmerAlia, and such person's service with AmerAlia is as follows:

BILL H. GUNN

         Mr. Gunn graduated in Commerce from the University of Queensland in 1963, achieving his Accounting Certificate from the University of Queensland in the same year. Subsequently, he was admitted as a member of the Australian Society of Certified Practising Accountants and has successfully completed and passed the examinations for admittance as a Certified Public Accountant (CPA) in the USA.

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

         During his business experience, Mr. Gunn has been exposed to a wide variety of corporate investments and has been involved in major business acquisition and development activities. He is particularly knowledgeable on business activities and investments in the State of Queensland, Australia, which is widely regarded as the major Australian growth state. His principal activity is now acting as Chairman and President of AmerAlia.

ROBERT VAN MOURIK

         Mr. van Mourik graduated in 1974 with a Bachelor of Applied Science (Chemistry) and in 1981 with a Masters Degree in Business Administration. His employment experience includes manufacturing, real estate development and marketing, investment consulting and corporate reconstruction. He has served as Executive Vice President, Chief Financial Officer, Treasurer and Secretary of AmerAlia since 1989 and on September 26, 1990, he was elected a director.

NEIL E. SUMMERSON

         Until July 1997, Mr. Summerson was the senior partner, and for five years prior was managing partner, in the international accounting firm of Ernst & Young, at its offices in Brisbane, Australia. Prior to 1992, he worked in the Corporate Recovery and Insolvency Division, which is involved in the administration of insolvent companies, as well as providing counsel to small businesses in the area of taxation, audit procedures and management advisory services. Mr. Summerson received his Bachelor of Commerce degree from the University of Queensland in 1968. He is a Fellow of the Institute of Chartered Accountants, an Associate of the Australian Institute of Credit Management, a Registered Public Accountant in Queensland, a registered Company Liquidator in Queensland, an Official Liquidator, and an Officer of the Supreme Court of Queensland. Mr. Summerson is a director of several Australian public and private companies. During the current fiscal year, Mr. Summerson resigned as Receiver and Manager of Denison Resources Ltd.

ROBERT A. CAMERON

         Mr. Cameron graduated with Honors in Metallurgical and Chemical Engineering from the University of Adelaide, Australia in April, 1961. Mr. Cameron has had 16 years experience as Chief Executive Officer and director of a number of Australian public companies. Mr. Cameron has been responsible for developing mining operations involving such industrial minerals as rutile, zircon, ilmenite, bentonite clay, calcium carbonate and silver and gold properties. From 1983, Mr. Cameron was Chairman of the Board of Directors of Denison Resources Ltd., an Australian stock exchange listed public company formed for the specific purpose of exploring and developing underground natural soda resources in Queensland, Australia. This led to the investigation of natural soda deposits in the United States and securing the Rock School Lease interest which was later transferred to the AmerAlia.

JOHN F. WOOLARD

         Mr. Woolard graduated from the University of Wisconsin, Madison, Wisconsin, in June 1961. He received a Bachelor of Science degree with a major in economics. After graduation he was employed by an advertising agency, working in all major departments and finally as an account executive handling $5,000,000 annual advertising budgets. He joined an investment banking firm in 1968. In his 30 years in the investment banking business, Mr. Woolard has supervised all departments in the firm, including retail sales, corporate finance, underwriting, and accounting. Mr. Woolard has been a registered principal with the New York Stock Exchange member firm, Stiffel, Nicolas & Co. for more than the past five years until taking a leave of absence in January 1998. He is also a director and an investor in a number of privately-held companies. Presently, Mr. Woolard serves as Executive Vice President and Director of AmerAlia.

GEOFFREY C. MURPHY

         Mr. Murphy has, for more than the past five years, been a principal of Coloney Von Soosten + Associates Inc., a consulting firm located in Kenilworth, Illinois. Mr Murphy graduated with a Bachelor's degree from Dartmouth College, and a Master's of Business Administration from the Amos Tuck School of Business Administration at Dartmouth College.

ROGER DAY

         Mr. Day is a graduate from Michigan Technical University with approximately twenty years experience in researching, developing and managing operations similar to AmerAlia's undertakings. Mr. Day previously held senior technical and management positions with two mining operations in Colorado. As Vice President of Operations, Mr. Day is responsible for supervising the design, construction and management of the solution mine and processing plant on AmerAlia's lease.

(b)      SIGNIFICANT EMPLOYEES.

         AmerAlia does not employ anyone who is not an executive officer who contributes significantly to its business.

(c)      FAMILY RELATIONSHIPS.

         There are no family relationships among the officers or directors.

(d)      INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS:

         During the past five years, no director or officer of AmerAlia has:

         (d)(1) Filed or has had filed against him a petition under the federal bankruptcy laws or any state insolvency law, nor has a receiver, fiscal agent or similar officer been appointed by a court for the business or property of such person, or any partnership in which he was a general partner, or any corporation or business association of which he was an executive officer at or within two years before such filings;

         (d)(2) Been convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

         (d)(3) Been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining such person from, or otherwise limiting, the following activities:

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

       (d)(4) Been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity; or

       (d)(5) Been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission (the "Commission") to have violated any federal or state securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated; or

       (d)(6) Been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

       Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires AmerAlia's directors and officers and persons who own more than 10% of AmerAlia's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Directors, officers, and greater-than-10% shareholders are required by SEC regulation to furnish AmerAlia with copies of all Section 16(a) reports filed.

       Based solely on its review of the copies of the reports it received from persons required to file, AmerAlia believes that during the period from July 1, 1997 through June 30, 1999, all filing requirements applicable to officers, directors, and greater-than-10% shareholders were met in accordance with the requirements of Section 16(a) except as follows:

o The THG Partnership, of which Ms. Tiscornia, Bill H. Gunn, and Marvin H. Hudson were partners, exercised an option and acquired 450 shares of AmerAlia's Series E Preferred Stock in November 1998; Ms. Tiscornia and Mr. Gunn reported this transaction on a Form 4 in April 1999.

o Mr. Gunn filed a Form 4 in October 1997 reporting transactions which took place in November 1996.

o Mary L. Tiscornia filed a Form 3 in April 1998 reporting transactions which occurred in November 1996, and a Form 5 in April 1998 reporting subsequent transactions through March 31, 1998. Ms. Tiscornia ceased being subject to the reporting obligations of Section 16(a) in December 1998.

o The Jacqueline Badger Mars Trust filed 32 Forms 4 in December 1997 reporting transactions which took place since May 1994. In August 1998, in connection with an administrative proceeding brought by the SEC, Ms. Mars, without admitting or denying the issues identified in the order, consented to the entry of a cease-and-desist order in which she agreed to cease and desist from committing or causing any violations of, and committing or causing any future violations of, Sections 13(d) and 16(a) of the Securities Exchange Act of 1934 and Rules 13d-1, 13d-2, 16a-2 and 16a-3 promulgated thereunder.

o Mr. Neil Summerson filed a Form 4 in April 1998 reporting a transaction which occurred in January 1998.

o Although Roger Day was appointed an executive officer of AmerAlia effective in November 1998, the appointment was not approved by the Board of Directors until April 1999. Consequently Mr. Day did not file a Form 3 until April 1999. Mr. Day considers this report to have been timely since his appointment was not effective without Board approval.

o Mr. Marvin Hudson (no longer subject to the reporting obligations of Section 16(a)) filed Forms 4 in October 1997 reporting transactions which occurred in November 1996 and July 1997. In addition, AmerAlia is aware that Mr. Hudson has acquired beneficial ownership in additional securities through his ownership of an interest in THG which have not been reported as required. Mr. Hudson may have acquired or disposed of other shares of AmerAlia common stock or derivative securities without the knowledge of AmerAlia which have not been reported. Mr. Hudson ceased being subject to the reporting obligations of Section 16(a) in April 1999, following the dissolution of The THG Partnership.

       AmerAlia is obligated to pay common stock dividends to the holders of its Series E Preferred Stock as a class. Some of these holders are subject to the reporting obligations of Section 16(a). It is the position of these reporting persons that the dividends are exempt from the reporting requirements by virtue of Rule 16a-9 and, therefore, reports were not required to be filed to report each issuance of dividends.

         AmerAlia is aware that the THG Partnership elected to dissolve and distribute its assets to its partners in March 1999, and completed the distribution in April 1999. As a result of this distribution, Mary L. Tiscornia and Marvin H. Hudson ceased to be subject to the reporting requirements of
Section 16(a). However, as Marvin Hudson has failed to file the reports required under Section 16(a) of the Securities Exchange Act of 1934, as amended, AmerAlia does not know whether he may have any short-swing liability.

       As a result of acquiring shares in May 1997 and selling shares in August 1997, Ms. Mary Tiscornia generated a short swing profit of $2,340. Upon becoming aware of this, Ms. Tiscornia brought the matter to the AmerAlia's attention and voluntarily remitted this amount to AmerAlia in June 1998 in settlement of her
Section 16(b) liability.

ITEM 10.          EXECUTIVE COMPENSATION

(a)    SUMMARY COMPENSATION TABLE.

       The following table sets forth information regarding compensation paid to the officers of AmerAlia during the three fiscal years ended June 30, 1999. Mr. Gunn and Mr Woolard were the only executive officers receiving compensation exceeding $100,000 during fiscal 1999, as shown below. Compensation to Mr. Gunn is paid to Gunn Development Pty. Ltd., of which Mr. Gunn is a controlling shareholder.

       AmerAlia has no plans for the payment or accrual for payment of any amounts to any executive officer in connection with his resignation, retirement, or other termination, or change of control or change in the executive officer's responsibilities.

       AmerAlia has not adopted a qualified medical insurance, life insurance, or other benefit plan for its employees. AmerAlia has reimbursed Messrs. Woolard, Gunn, and Day for certain medical expenses and insurance premiums. AmerAlia currently has no stock ownership or other profit-sharing or pension plans, but may adopt such plans in the future. AmerAlia has no retirement plans and, therefore, has made no contributions to any such plan on behalf of the named officers.

       AmerAlia acquired a vehicle during the 1994 year for the use of Mr. Gunn

T=============================================================================================================
                                     Annual Compensation             Long Term Compensation
                              ---------------------------------  ------------------------------
                                                                        Awards           Payout
                                                                 --------------------    ------
                                                                 Restricted   Options     LTIP    All Other
 Name and Position    Year     Salary      Bonus      Other        Awards     & SAR's    Payout  Compensation
-------------------------------------------------------------------------------------------------------------
    Bill H. Gunn
    President and     1999    $125,000      -0-      $14,000(a)     -0-         -0-        -0-       -0-
   Chief Executive    1998    $100,000      -0-      $14,000(a)     -0-         -0-        -0-       -0-
       Officer        1997    $100,000      -0-      $ 8,000(a)     -0-         -0-        -0-       -0-
=============================================================================================================
  John F. Woolard,
   Executive Vice     1999    $135,000      -0-      $ 9,333(a)     -0-         -0-        -0-       -0-
      President       (b)
=============================================================================================================


Notes: (a) Directors fees
       (b) Mr. Woolard was employed by AmerAlia on June 1, 1998.

OPTIONS/SAR GRANTED DURING YEAR ENDED JUNE 30, 1999

       During the fiscal year ended June 30, 1998, AmerAlia granted stock options to acquire 250,000 shares to John Woolard in connection with his becoming a consultant to AmerAlia in February 1998. 100,000 of these options are exercisable at $1.00 per share through March 31, 2001; the remaining 150,000 options are exercisable at $1.50 per share through March 31, 2003. Mr. Woolard became an executive officer of AmerAlia on June 1, 1998. Subsequent to the end of the 1998 fiscal year, AmerAlia granted stock options, as described below, to Roger Day who became an executive officer in April 1999.

       AmerAlia has not adopted any other stock option or stock appreciation rights plan.

AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE.

       No officer exercised stock options during the fiscal year ended June 30, 1999, or subsequently. The following table sets forth information regarding the year-end value of options being held by the Chief Executive Officer and the other named officers such persons on June 30, 1999: No Stock Appreciation Rights have been granted, or are held by, any such person:

-------------------------------------------------------------------------------------------------------------
      (a)                     (b)                    (c)                  (d)                    (e)
-------------------------------------------------------------------------------------------------------------
                                                                                                Value of
                                                                     # of unexercised         in-the-money
                                                                    options at FY end      options at FY end
                       Shares acquired on                             (exercisable/          (exercisable/
      Name                  exercise            Value realized        unexercisable)         unexercisable)
-------------------------------------------------------------------------------------------------------------
Bill H. Gunn                  -0-                    -0-                140,000                245,000
-------------------------------------------------------------------------------------------------------------
Robert van Mourik             -0-                    -0-                 75,000                131,250
-------------------------------------------------------------------------------------------------------------
John Woolard                  -0-                    -0-                250,000                487,500
-------------------------------------------------------------------------------------------------------------
Roger Day                     -0-                    -0-                 20,000                 35,000
-------------------------------------------------------------------------------------------------------------

LONG TERM INCENTIVE PLAN -- AWARDS IN LAST FISCAL YEAR

       AmerAlia has no long term incentive compensation plans, defined benefit plans, or actuarial plans. There are no plans to pay bonuses or deferred compensation to employees of AmerAlia. AmerAlia has not adopted any medical, life or other insurance plan for its employees.

DEFINED BENEFIT OR ACTUARIAL PLAN DISCLOSURE

       Not applicable since AmerAlia has not defined benefit or actuarial plans.

COMPENSATION OF DIRECTORS

       STANDARD ARRANGEMENTS.

       AmerAlia's directors are authorized to receive $14,000 cash compensation per year for their services as Directors each year. In connection with certain consulting services rendered by them, AmerAlia paid or accrued liabilities to an affiliate of Robert A. Cameron $7,007 for services rendered during the fiscal year ended June 30,1998, and $18,302 for the fiscal year ended June 30, 1999.

       In addition, AmerAlia pays Coloney Von Soosten + Associates Inc. a retainer of $2,500 per month for financial and administrative services. Hours in excess of 15 per month are paid to Coloney Von Soosten + Associates Inc. at the rate of $200 per hour. Geoffrey C. Murphy is a principal of Coloney Von Soosten + Associates Inc. and has primary responsibility for the services it provides to AmerAlia. Mr. Murphy became a director in June 1999 following the annual meeting of shareholders.

       In each case, Directors are reimbursed expenses they incurred on behalf of AmerAlia on a fully accountable basis.

       OTHER ARRANGEMENTS.

       Except as described herein, no officer or director of AmerAlia has been or is being paid any cash compensation, or is otherwise subject to any deferred compensation plan, bonus plan or any other arrangement and understanding whereby such person would obtain any cash compensation for his services for and on behalf of AmerAlia.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.

       AmerAlia has no compensation plan or arrangement with respect to any executive officer which plan or arrangement results or will result from the resignation, retirement or any other termination of such individual's employment with AmerAlia. AmerAlia has no plan or arrangement with respect to any such persons which will result from a change in control or a change in the individual's responsibilities following a change in control.

       AmerAlia's only employment contract is with its vice president of operations, Roger Day. In April 1999, effective November 1998, AmerAlia entered into a five year employment agreement with Roger Day who is employed with the title of Vice President of Operations. As compensation for services rendered under the employment agreement, Mr. Day shall receive a salary of $100,000 per annum, plus bonuses and salary increases as the Board of Directors may determine in its sole discretion. AmerAlia also granted Mr. Day options to acquire 100,000 shares of Common Stock for an exercise price of $1.50 per share, exercisable through December 31, 2003. Options to acquire 20,000 shares vested on Board approval of the employment agreement; the remainder vest annually through November 2002. In addition, AmerAlia advanced $25,000 to Mr. Day as a loan, which amount will be forgiven over the period of his employment.

REPORT ON REPRICING OF OPTIONS/SARS.

       Not applicable, as no options or SARs were repriced during the fiscal year ended June 30, 1999.

ADDITIONAL INFORMATION WITH RESPECT TO COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

       A Compensation Committee comprising the non-executive directors of the Board was formed early in 1993 and determined the management fees payable to Messrs. Gunn, van Mourik and Woolard, as set out above. The Compensation Committee is now Mr. Summerson alone who has not been an officer nor an employee of AmerAlia or any of its subsidiaries during the fiscal year ended June 30, 1999, or subsequently. Mr. Summerson does not have any other direct or indirect relationship with AmerAlia requiring disclosure by AmerAlia pursuant to Item 401 of Regulation S-K. Furthermore, no executive officer of AmerAlia served as a member of the Compensation Committee (or similar committee) of another entity which dealt with compensation paid to any member of AmerAlia's Compensation Committee, or with which any other interlocking relationship exists.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         A capitalization table is helpful in understanding the security ownership of certain beneficial owners and management of AmerAlia. The following table sets forth this capitalization information as of June 30, 1999.

                                            Number of           Voting Rights
         Description of Class                Shares                per share
         --------------------               ---------         ---------------------
         Common Stock                       7,659,766         one vote per share
         Series E Preferred Stock               2,986         1,000 votes per share

(a) AND (b) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         At June 30, 1999, AmerAlia had two classes of outstanding voting securities, its common stock (referred to herein as the "Common Stock") and its Series E Preferred Stock (each share of which is equivalent to the beneficial ownership of 1,000 shares of Common Stock). The following table sets forth information as of June 30, 1999 with respect to the ownership of the Common Stock and Series E Preferred Stock for all directors, individually, all executive officers named in the compensation table, all executive officers and directors as a group, and all beneficial owners of more than five percent of the Common Stock (not including shares held in the name of known depositories, such as CEDE & Co., for the benefit of the underlying beneficial shareholders). The following shareholders have sole voting and investment power with respect to the shares unless indicated otherwise.

==================================================================================
Name & Address                            Amount & Nature     Percent   Percent
     of                                    of Beneficial      of        of Voting
Beneficial Owner                             Ownership        Class     Securities
==================================================================================
Neil E. Summerson                              75,000(1)        1.0%        nil

Bill H. Gunn                                  337,645(2)        4.3%        1.2%

Robert van Mourik                             220,384(3)        2.8%        1.4%

John F. Woolard                               274,500(7)        3.5%        nil

Geoffrey C. Murphy                             40,000           nil         nil

Robert A. Cameron                              75,000(5)        1.0%        nil

OFFICERS & DIRECTORS
AS A GROUP (7 PERSONS)                      1,042,529(8)       12.3%        3.2%

Madeline Ahern                                478,119(4)        5.9%        4.5%
atf The Bromley Family Trust
8th fl, 87 Wickham Tce,
Brisbane,  Qld, Australia

Jacqueline Badger Mars                      5,097,460(6)       52.8%       47.9%
atf the Jacqueline
Badger Mars Trust dated
Feb 5, 1975 as amended
6885 Elm St., McLean, VA 22101

Mary L. Tiscornia                             467,830(9)        5.8%        4.4%
448 Ignacio Boulevard, Suite 338
Novato, CA 94949
==================================================================================


(1) Mr. Summerson: Represents options to acquire 75,000 shares of Common Stock for $1.50 per share expiring on June 28, 2006, held by Glendower Investments Pty. Ltd. as trustee of a trust of which Mr. Summerson and his family are beneficiaries.

(2) Mr. Gunn: Includes 18,685 shares of Common Stock owned directly by Mr. Gunn and 116,960 shares of Common Stock owned by Gunn Development Pty. Ltd. (of which Mr. Gunn is a controlling shareholder); 62 shares of Series E Preferred Stock (convertible into common shares at the rate of 1,000:1); and options to acquire 140,000 shares of Common Stock at $1.50 per share expiring on dates up to June 28, 2006. Does not include 70,000 Stock Appreciation Rights issued at $1.50 per share expiring on dates up to June 28, 2006.

(3) Mr. van Mourik: Includes 500 shares of Common Stock owned directly by Mr. van Mourik, 90,759 shares of Common Stock owned by Ahciejay Pty. Ltd. as Trustee for The R.C.J. Trust, and 54,125 shares of Common Stock owned by the R.C.J. Superannuation Fund, as to both of which Mr. van Mourik and his family are beneficiaries. Also includes options to acquire 75,000 shares of Common Stock at $1.50 per share expiring on June 28, 2006.

(4) Bromley Family Trust: Includes 102,119 shares of Common Stock, and 376 shares of Series E Preferred Stock. The Bromley Family Trust is a trust for the benefit of relatives of Robert van Mourik's spouse. Neither Mr. van Mourik nor his wife has any direct or indirect interest in the Bromley Family Trust, although Mrs. van Mourik is a contingent, unnamed beneficiary. Neither Mr. nor Mrs. van Mourik has received any distributions from the Bromley Family Trust and neither influences nor controls the decisions of the trustee. See "Certain Relationships and Related Party Transactions."

(5) Mr. Cameron: Includes no shares, but includes options to acquire 75,000 shares of Common Stock at $1.50 per share expiring on June 28, 2006. The options are held by Jacinth Pty. Ltd. a company in which Robert Cameron, a director of AmerAlia, is a controlling shareholder.

(6) Mars Trust: Includes 3,097,460 shares of Common Stock and 2,000 shares of Series E Preferred Stock. See "Certain Relationships and Related Party Transactions".

(7) Mr. Woolard: Includes 4,000 shares of Common Stock, 20 shares of Series E Preferred Stock, options to acquire 100,000 shares of Common stock at $1.00 per share exercisable through March 31, 2001, and options to acquire 150,000 shares of Common Stock at $1.50 per share exercisable through March 31, 2003.

(8) All officers and directors: Includes beneficial ownership of Messrs. Gunn, Summerson, Woolard, van Mourik, and Cameron as described in notes 1, 2, 3, 5, and 8, above, Mr. Murphy, and options held by Roger Day, an executive officer who is not a director to acquire 20,000 shares of Common Stock at $1.50 per share. Does not include options held by Mr. Day to acquire 80,000 shares of Common Stock at $1.50 per share which vest over a period of four years commencing November 1999 until December 31, 2003.

(9) Ms. Tiscornia: Includes 61,830 shares of common stock and 406 shares of Series E Preferred Stock.

         The foregoing table does not include the possible effect of issuance of up to 582,000 shares pursuant to the exercise of options held by persons who are neither officers, directors, nor significant shareholders of AmerAlia, which options are exercisable as follows:

              140,000 at $1.50 until June 28, 2006

              442,000 at $4.00 until March 31, 2000 and higher prices thereafter

         The Series E Stock consists of 2,986 shares issued at $1,000 per share. The stock is entitled to a dividend preference of 10% per year, payable quarterly in restricted common stock valued at $1 per share through October 31, 2000. The Series E Stock is convertible into common stock at the option of the holder until October 31, 2000 on the basis of 1,000 shares per share of Series E Stock. AmerAlia may redeem all or any portion of the outstanding shares of Series E Stock at any time upon giving six months notice, but only if the holder fails to exercise its conversion rights.

         To the best of our knowledge, there are no arrangements, understandings or agreements relative to the disposition of any of AmerAlia's securities, the operation of which would at a subsequent date result in a change in control of AmerAlia.

CHANGES IN CONTROL.

         AmerAlia knows of no arrangement, the operation of which may, at a subsequent date, result in a change in the control of AmerAlia.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS.

         The following sets out information regarding transactions between officers, directors and significant shareholders of AmerAlia during the most recent two fiscal years and during the subsequent fiscal year.

         Corporate Loans. During the fiscal years ended June 30, 1998 and 1999, certain related parties advanced loans to AmerAlia as detailed in Note 6 to the Financial Statements which states that AmerAlia owed $35,354 to directors and affiliates of AmerAlia at June 30, 1998 and $9,333 at June 30, 1999. This comprised advances to AmerAlia, as well as accrued but unpaid compensation and directors fees.

         As of June 30, 1997 AmerAlia owed $13,377 to Gunn Development Pty. Ltd., an affiliate of Mr. Bill H. Gunn, an officer of AmerAlia. By June 30, 1998 and 1999 AmerAlia had repaid the balance due and had advanced further funds to Gunn Development. The following summarizes these advances during the fiscal year ended June 30, 1999:

Balance due to Gunn Development at June 30, 1997:                       $ 13,377
Advances to Gunn Development during year:                                173,881
Repayments received during year:                                         142,830
Net interest accrued:                                                        Nil
                                                                        --------
Balance due from Gunn Development at June 30, 1998:                     $ 17,674
Advances to Gunn Development during year:                                 60,508
Repayments received during year:                                          35,174
Net interest accrued:                                                        Nil
                                                                        --------
Balance due to Gunn Development at June 30, 1999:                       $ 43,008

         These advances bear no interest, are due on demand, and are not evidenced by promissory notes. However, on January 6, 1999 and on March 3, 1999, AmerAlia advanced short-term loans of $68,670 and $125,000, respectively to Bill
H. Gunn. These advances were evidenced by written documents and bear interest at 10% per annum. Mr. Gunn repaid these amounts together with interest thereon in May 1999.

         Compensation Arrangements. AmerAlia entered into an employment agreement with Roger Day, its vice president of operations, in November 1998, as described above under "Executive Compensation -- Employment Agreements" This agreement was approved by the Board of Directors in April 1999.

         Directors and the other officers of AmerAlia are compensated as described above under "Executive Compensation --Compensation of Directors."

         Purchase of Common Stock and Warrants. On December 30, 1998, Ms. Jacqueline Badger Mars, in her capacity as trustee for the Jacqueline Badger Mars Trust (the "Mars Trust"), acquired 700,000 shares of AmerAlia common stock at $1.50 per share for a total investment of $1,050,000. At the time that the Mars Trust purchased these shares, the price of AmerAlia common stock as quoted by the Nasdaq SmallCap Market was less than $1.30 per share. Included with the purchase were 700,000 common stock purchase warrants, granting the Mars Trust the right to buy an additional 700,000 shares of common stock at a price of $2.00 per share through March 31, 1999. On March 26, 1999, the Mars Trust exercised these warrants for a total of $1,400,000 paid to AmerAlia.

         Guaranty Agreement. AmerAlia entered into an agreement with the Mars Trust on September 13, 1999 for the purpose of establishing a loan with NationsBank N.A. AmerAlia subsequently borrowed $4.2 million from NationsBank for one year. The Mars Trust facilitated the loan by guaranteeing its repayment in a manner satisfactory to the bank. To compensate the Trust, AmerAlia has agreed to pay an amount equal to 10% of the amount guaranteed payable in shares of AmerAlia's restricted common stock valued according to a formula based on future market prices of AmerAlia's common stock.

         THG Partnership Transactions. In connection with the settlement of a pre-existing debt, AmerAlia granted The THG Partnership an option until October 1998 to exchange units of the Rural Investment Trust, an Australian public real estate investment trust, for an additional 450 shares of Series E Preferred Stock or (at THG's election) to purchase 450 shares of Series E Preferred Stock for $450,000 in cash. The partners of The THG Partnership were Miss Mary L. Tiscornia, a significant shareholder of AmerAlia, Mr. Bill H. Gunn, Chairman and CEO of AmerAlia, and Mr. Marvin H.
Hudson, a former Vice President.

         On October 13, 1998 THG notified AmerAlia it was exercising its option to put the RIT investment to AmerAlia. As part of its own working capital requirements, THG had secured a debt facility with the ANZ Bank in Australia using the RIT investment as collateral. AmerAlia assumed THG's liability to the ANZ Bank in exchange for payment to AmerAlia of the amount of the outstanding indebtedness. This debt was approximately A$300,000 ($180,000). Consequently, effective October 18, 1998, AmerAlia and THG entered into an agreement whereby:

o   THG assigned the RIT units to AmerAlia;

o   THG paid to AmerAlia the amount of its outstanding debt due to ANZ Bank;

o AmerAlia assumed liability for THG's debt to the ANZ Bank, guaranteed it would pay principal and interest in accordance with the requirements of the loan facility, and indemnified THG and its partners against any loss which it might incur in settling the debt;

o THG delivered to AmerAlia transfer documents and powers of attorney sufficient to enable AmerAlia to transfer the RIT investment into AmerAlia's name.

         Although the transaction occurred between AmerAlia and THG, then an affiliate, management believed the substance of the transaction was between AmerAlia and the ANZ Bank. AmerAlia believed it gained access to this borrowing on favorable terms without the costs normally associated with secured borrowing from financial institutions. THG did not receive any consideration for providing the credit facility to AmerAlia. Subsequently THG dissolved.

         The RIT units were liquidated in May 1999 and the debt to the ANZ Bank repaid. The total consideration received by AmerAlia for the issue of the 450 shares of Series E Preferred Stock upon liquidation of its RIT investment was $418,346.

         Short Swing Liability. As a result of acquiring shares in May 1997 and selling shares in August 1997, Ms. Mary Tiscornia generated a short swing profit of $2,340. Upon becoming aware of this, Ms. Tiscornia brought the matter to the AmerAlia's attention and voluntarily remitted this amount to AmerAlia in June 1998 in settlement of her Section 16(b) liability.

         Conversion of Series of Preferred Stock into Common Stock. At the beginning of the 1998 fiscal year, Ms Jacqueline Badger Mars in her capacity as trustee of the Jacqueline Badger Mars Trust held shares of Series A, B, and D Preferred Stock. At a meeting held on June 30, 1998, the shareholders of AmerAlia approved the following conversions and exchanges:

o 666,666 shares of Series A preferred stock were exchanged by agreement with AmerAlia for 666,666 shares of common stock;

o 25,000 shares of Series B preferred stock were exchanged for 125,000 shares of common stock in accordance with the statement of preferences which established the Series B stock; and

o the 2,000 shares of Series D Preferred stock were exchanged by agreement with AmerAlia for 2,000 shares of Series E Preferred Stock which hold the same preferences as those attributable to the Series D stock.

         AmerAlia reached an agreement with Miss Madeline Ahern who held the remaining 26,000 shares of Series B Preferred Stock as trustee for the Bromley Family Trust, to exchange the outstanding Series B shares held by the Bromley Family Trust, together with accrued but unpaid dividends due of $36,000, for 296 shares of Series E Preferred Stock. This exchange was accomplished based on the respective liquidation values of the Series B and Series E Preferred Stock

         AmerAlia negotiated with the holders of the outstanding 750 shares of Series C Preferred Stock an exchange, based upon their respective liquidation values, for 60 shares of Series E Preferred Stock. One of the holders of the Series C Preferred Stock was Mr. John Woolard who received 20 shares of Series E Preferred Stock. Subsequently, AmerAlia appointed Mr. Woolard an executive officer (in June 1998) and a director (in October 1998) of AmerAlia.

         AmerAlia negotiated with THG and the Bromley Family Trust, the remaining holders of 180 shares of Series D Preferred Stock, an exchange for 180 shares of Series E Preferred Stock and an exchange of an option to acquire 450 shares of Series D Preferred Stock for an option to acquire 450 shares of Series E Stock.

         As a result of these transactions, the shares of Series E Preferred Stock are the only shares of preferred stock currently outstanding.

         No nominee or director of AmerAlia is, or has been, a partner or executive officer of any investment banking firm that has performed services for AmerAlia during the last fiscal year or that AmerAlia proposes to have perform services during the current year. AmerAlia is not aware of any other relationship between its directors and AmerAlia that are similar in nature and scope to those relationships listed in paragraphs (b)(1) through (5) of this
Item 13 except as described above.

         Dividend Payments. During the fiscal year ended June 30, 1998, dividends of $356,554 became payable on the Series A, B, C, D and E Preferred Stock and AmerAlia, upon the agreement with the investors, paid this dividend through the issuance of a total of 356,554 shares of restricted common stock in accordance with the statements of preferences. Many of the holders of the Series E Preferred Stock are affiliated with AmerAlia. . (The Series A, B, C, and D shares were converted or exchanged for Series E Preferred Stock pursuant to shareholder approval at the meeting held on June 30, 1998.)

         During the fiscal year ended June 30, 1999, dividends aggregating $283,865 became payable to the holders of the Series E Preferred Stock AmerAlia paid, or will pay, these dividends to the holders of the Series E Preferred Stock through the issuance of 283,865 shares of its restricted common stock.

         Employment Disputes. Marvin Hudson, formerly a vice president, employee and greater-than-10% shareholder of AmerAlia, has made certain claims against AmerAlia and has filed litigation against AmerAlia as described above.
AmerAlia has also filed litigation against Mr. Hudson.

(b)(1)-(4) CERTAIN BUSINESS RELATIONSHIPS

         See Item 13(a), above.

(b)(5) No nominee or director of AmerAlia is, or has been, a partner or executive officer of any investment banking firm that has performed services for AmerAlia during the last fiscal year or that AmerAlia proposes to have perform services during the current year.

(b)(6) AmerAlia is not aware of any other relationship between its directors and AmerAlia that are similar in nature and scope to those relationships listed in paragraphs (b)(1) through (5) of this Item 13 except as described above.

(c)      INDEBTEDNESS OF MANAGEMENT.

         No director, executive officer, nominee for election as a director, any member of the immediate family of any of the foregoing, or any corporation or organization of which any of the foregoing persons is an executive officer, partner or beneficial holder of ten percent or more of any class of equity securities, or any trust or other estate in which any such person has a substantial beneficial interest or as to which such person serves as a trustee or in a similar capacity, was indebted to AmerAlia at any time, except as disclosed in Item 13(a), above.

(d)      TRANSACTIONS WITH PROMOTERS: Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      EXHIBITS.

         (1) The financial statements included as a part of this report are as described on page F-2.

         (2) No financial statement schedules are included in this report.

         (3) The exhibits required by Item 601 of Regulation S-K are as follows. Certain of the following exhibits are hereby incorporated by reference pursuant to Rule 12b-23 as promulgated under the Securities and Exchange Act of 1934, as amended, from the reports noted below:

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

10.7 (e)      General Services Agreement with Raytheon Engineers & Constructors,
              Inc.

10.8 (f)      First Amendment to Special Warranty Assignment, Royalty
              Reservation, and Minimum Royalty Payment between AmerAlia and E.E.
              Kinder Co.

10.9 (f)      Consulting Agreement between AmerAlia and E.E. Kinder Co.

10.10 (f)     U.S. Government Sodium Lease

10.11 (g)     Design/Build Contract with U.S. Filter Corp.

10.12 (g)     Guaranty Agreement with the Jacqueline Badger Mars Trust

21.1          Subsidiaries of the Registrant: None.

27 (g)        Financial Data Schedule

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

(g)      Included herewith.

(b)      REPORTS ON FORM 8-K

         During the last quarter of the period covered by this report the Company filed no current reports on Form 8-K.

(c)      EXHIBITS

         Required exhibits are attached hereto and are listed in Item 14(a)(3) of this Report.

(d)      FINANCIAL STATEMENT SCHEDULES

         Item 14(a) of this Report lists all required financial statement schedules to be attached hereto.

                                 AMERALIA, INC.
                          (A Development Stage Company)

                              Financial Statements

                             June 30, 1999 and 1998

                                C O N T E N T S

Independent Auditors' Report................................................ F-3

Balance Sheets.............................................................. F-4

Statements of Operations.................................................... F-6

Statements of Stockholders' Equity.......................................... F-7

Statements of Cash Flows................................................... F-13

Notes to the Financial Statements.......................................... F-15

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders of
AmerAlia, Inc.
(A Development Stage Company)
Kenilworth, Illinois

We have audited the accompanying balance sheets of AmerAlia, Inc. (a development stage company) as of June 30, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 1999, 1998 and 1997 and from the beginning of the development stage on July 1, 1992 through June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmerAlia, Inc. (a development stage company) as of June 30, 1999 and 1998, and the results of its operations and its cash flows for the years ended June 30, 1999, 1998 and 1997 and from the beginning of the development stage on July 1, 1992 through June 30, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has suffered recurring losses and has not established a current source of revenue. Together these factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Jones, Jensen & Company
Salt Lake City, Utah
October 1, 1999

                                 AMERALIA, INC.
                         (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS

                                                                                June 30,
                                                                     --------------------------------
                                                                        1999                 1998
                                                                     -----------          -----------
CURRENT ASSETS
 Cash (Note 1)                                                      $   312,104          $   707,199
 Restricted cash (Notes 1 and 3)                                        991,305                 -
 Related party receivables (Note 2)                                      43,008               17,674
 Prepaid expenses                                                        30,082                 -
 Interest receivable                                                      1,167                 -
                                                                    -----------          -----------
    Total Current Assets                                              1,377,666              724,873
                                                                    -----------          -----------

FIXED ASSETS, net (Notes 1 and 5)                                        24,202                6,983
                                                                    -----------          -----------

OTHER ASSETS

 Lease acquisition and exploration costs (Notes 3 and 11)             3,023,287            2,768,287
 Plant construction - deposit (Note 3)                                1,250,000                 -
 Deferred financing costs (Note 1)                                      110,000                 -
 Note receivable - related party (Note 2)                                25,000                 -
 Deposits                                                                25,906                 -
                                                                    -----------          -----------

    Total Other Assets                                                4,434,193            2,768,287
                                                                    -----------          -----------

    TOTAL ASSETS                                                    $ 5,836,061          $ 3,500,143
                                                                    ===========          ===========

      The accompanying notes are an integral part of these financial statements.

                                 AMERALIA, INC.
                          (A Development Stage Company)
                           Balance Sheets (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                June 30,
                                                                     --------------------------------
                                                                        1999                 1998
                                                                     -----------          -----------
CURRENT LIABILITIES
 Accounts payable                                                     $   232,017          $   160,844
 Royalties payable (Note 10)                                              279,167              204,167
 Bank overdraft                                                             5,702                4,586
 Accrued expenses (Note 12)                                                88,219                3,066
 Due to related parties (Note 6)                                            9,333               35,354
 Notes payable - current portion (Note 7)                                   4,000              411,008
 Interest payable                                                           1,290                  430
                                                                      -----------          -----------

    Total Current Liabilities                                             619,728              819,455
                                                                      -----------          -----------

    Total Liabilities                                                     619,728              819,455
                                                                      -----------          -----------

COMMITMENTS AND CONTINGENCIES (Note 10)                                   303,800               -
                                                                      -----------          -----------

STOCKHOLDERS' EQUITY

 Preferred stock, $0.05 par value; 1,000,000 authorized;
  2,986 and 2,536 issued and outstanding,  respectively                       149                  127
 Common stock, $0.01 par value; 100,000,000 shares
  authorized; 7,659,766 and 5,317,551 issued and
  outstanding, respectively                                                76,598               53,176
 Additional paid-in capital                                            16,545,797           12,151,930
 Accumulated deficit                                                  (11,710,011)          (9,524,545)
                                                                      -----------          -----------

     Total Stockholders' Equity                                         4,912,533            2,680,688
                                                                      -----------          -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 5,836,061          $ 3,500,143
                                                                      ===========          ===========

      The accompanying notes are an integral part of these financial statements.

                                 AMERALIA, INC.
                          (A Development Stage Company)
                            Statements of Operations


                                                                                                            From the
                                                                                                           Beginning
                                                                                                         of Development
                                                                                                            Stage on
                                                                                                         July 1, 1992 to
                                                             For the Years Ended June 30,                    June 30,
                                               -----------------------------------------------------    ------------------
                                                    1999                1998               1997                1999
                                               ---------------   -----------------   ---------------    ------------------
REVENUES                                       $        -        $          -        $        -         $           -

EXPENSES

  General and administrative                         1,910,792             629,605           690,982             6,066,112
  Depreciation and amortization                          9,056               8,618             9,389                69,970
                                               ---------------   -----------------   ---------------    ------------------

     Total Expenses                                  1,919,848             638,223           700,371             6,136,082
                                               ---------------   -----------------   ---------------    ------------------

LOSS FROM OPERATIONS                                (1,919,848)           (638,223)         (700,371)           (6,136,082)
                                               ---------------   -----------------   ---------------    ------------------

OTHER INCOME (EXPENSE)

  Other income                                          -                       29            -                         29
  Investment income                                     -                   -                 -                     89,760
  Interest expense                                     (18,519)            (38,909)          (70,383)             (637,048)
  Interest income                                       36,752               4,075             1,569               279,516
  Foreign currency gain (loss)                              14             123,211            -                    (63,572)
                                               ---------------   -----------------   ---------------    ------------------

     Total Other Income (Expense)                       18,247              88,406           (68,814)             (331,315)
                                               ---------------   -----------------   ---------------    ------------------

NET LOSS BEFORE INCOME TAX
 EXPENSE                                            (1,901,601)           (549,817)         (769,185)           (6,467,397)

  Income tax expense                                    -                   -                 -                     -
                                               ---------------   -----------------   ---------------    ------------------

NET LOSS                                       $    (1,901,601)  $        (549,817)  $      (769,185)   $       (6,467,397)
                                               ===============   =================   ===============    ==================

BASIC NET LOSS PER SHARE                       $         (0.31)  $           (0.13)  $         (0.26)
                                               ===============   =================   ===============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                  6,229,634           4,313,400         3,014,000
                                               ===============   =================   ===============

      The accompanying notes are an integral part of these financial statements.

                                 AMERALIA, INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity

                                                      Preferred Stock                          Common Stock
                                               ------------------------------         ---------------------------------
                                                  Shares            Amount               Shares               Amount
                                               -----------       ------------         --------------         ----------
Balance at July 1, 1992
 (beginning of development stage)                    --            $      --            1,803,627            $  18,036

Shares issued for cash at $2.99
 per share                                           --                   --              421,250                4,213

Shares issued for payment
 of obligations at $2.05 per share                   --                   --                7,312                   73

Change in cumulative
 adjustment account                                  --                   --                   --                   --

Net loss for the year ended
 June 30, 1992                                       --                   --                   --                   --
                                              ---------            ---------            ---------            ---------

Balance at  June 30, 1992                            --                   --            2,232,189               22,322

Issuance of Series A preferred
 stock for cash at $1.50 per share              666,666               33,333                   --                   --

Issuance of fractional shares
 on reverse split                                    --                   --                   67                   --

Shares issued in acquisition
 of Rock School lease at $3.00
 per share                                           --                   --               50,000                  500

Change in cumulative
 adjustment account                                  --                   --                   --                   --

Net loss for the year ended
 June 30, 1993                                       --                   --                   --                   --
                                              ---------            ---------            ---------            ---------

Balance at June 30, 1993                        666,666            $  33,333            2,282,256            $  22,822
                                              ---------            ---------            ---------            ---------


                                               Additional                                                          Other
                                                Paid-in              Subscription         Accumulated          Comprehensive
                                                Capital               Receivable            Deficit               Income
                                              --------------         -------------        -----------          -------------
Balance at July 1, 1992
 (beginning of development stage)             $ 4,449,738            $      --            $(3,797,189)         $    22,211

Shares issued for cash at $2.99
 per share                                      1,255,787                   --                     --                   --

Shares issued for payment
 of obligations at $2.05 per share                 14,927                   --                     --                   --

Change in cumulative
 adjustment account                                    --                   --                     --              147,000

Net loss for the year ended
 June 30, 1992                                         --                   --               (392,712)                  --
                                              -----------            ---------            -----------          -----------

Balance at  June 30, 1992                       5,720,452                   --             (4,189,901)             169,211

Issuance of Series A preferred
 stock for cash at $1.50 per share                966,667                   --                     --                   --

Issuance of fractional shares
 on reverse split                                      --                   --                     --                   --

Shares issued in acquisition
 of Rock School lease at $3.00
 per share                                        149,500                   --                     --                   --

Change in cumulative
 adjustment account                                    --                   --                     --               (3,000)

Net loss for the year ended
 June 30, 1993                                         --                   --               (524,482)                  --
                                              -----------            ---------            -----------          -----------

Balance at June 30, 1993                      $ 6,836,619            $      --            $(4,714,383)         $   166,211
                                              -----------            ---------            -----------          -----------


   The accompanying notes are an integral part of these financial statements.

                                 AMERALIA, INC.
                          (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)




                                               Preferred Stock              Common Stock           Additional
                                           ----------------------    --------------------------      Paid-in       Subscription
                                            Shares         Amount       Shares          Amount       Capital        Receivable
                                           -------    -----------    -----------    -----------    -----------    -------------
Balance at June 30, 1993                   666,666    $    33,333      2,282,256    $    22,822    $ 6,836,619    $        --



Shares issued for payment of
 obligations at $2.18 per share                 --             --         36,250            363         78,650             --


Shares issued in lieu of
 dividends at $1.50 per share                   --             --         60,000            600         89,400             --

Issuance of Series B preferred
 stock for cash at $10.00 per share         51,000          2,550             --             --        507,550             --

Subscriptions receivable on
 Series B stock                                 --             --             --             --             --        (77,904)

paid                                 --             --             --             --             --             --

Change in cumulative
 adjustment account                             --             --             --             --             --             --

Net loss for the year ended
 June 30, 1994                                  --             --             --             --             --             --
                                           -------    -----------    -----------    -----------    -----------    -----------


Balance at June 30,1994                    717,666    $    35,883      2,378,506    $    23,785    $ 7,512,219    $   (77,904)
                                           =======    ===========    ===========    ===========    ===========    ========--=






                                                                    Other
                                                Accumulated     Comprehensive
                                                  Deficit         Income
                                              -------------   ---------------
Balance at June 30, 1993                      $(4,714,383)    $   166,211



Shares issued for payment of
 obligations at $2.18 per share                        --              --


Shares issued in lieu of
 dividends at $1.50 per share                          --              --

Issuance of Series B preferred
 stock for cash at $10.00 per share                    --              --

Subscriptions receivable on
 Series B stock                                        --              --

Dividends paid                                   (90,000)             --

Change in cumulative
 adjustment account                                    --         (43,000)

Net loss for the year ended
 June 30, 1994                                   (568,333)             --
                                                ---------     -----------


Balance at June 30,1994                       $(5,372,716)        123,211
                                              ===========     ===========



The accompanying notes are an integral part of these financial statements.

                                 AMERALIA, INC.
                          (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)



                                                  Preferred Stock              Common Stock
                                             -------------------------   -------------------------
                                               Shares         Amount        Shares        Amount
                                             -----------   -----------   -----------   -----------


Balance at June 30,1994                          717,666   $    35,883     2,378,506   $    23,785

Shares issued for cash and
 extinguishment of debt at $1.64 per
 share                                                --            --       160,000         1,600

Shares issued in lieu of dividends
 at $1.57 per share                                   --            --        71,250           713

Issuance of Series C preferred
 for cash at $80.00 per share                        750            38            --            --

Dividends paid                                        --            --            --            --

Payment received on Series B
 stock subscriptions                                  --            --            --            --

Net loss for the year ended
 June 30, 1995                                        --            --            --            --
                                             -----------   -----------   -----------   -----------

Balance, June 30, 1995                           718,416        35,921     2,609,756        26,098

Shares issued in lieu of dividends
 at $1.00 per share                                   --            --       107,285         1,072

Issuance of series D preferred
 stock for cash at $1,000.00 per share             1,435            72            --            --

Dividends paid                                        --            --            --            --

Net loss for the year ended
 June 30, 1996                                        --            --            --            --
                                             -----------   -----------   -----------   -----------

Balance, June 30, 1996                           719,851   $    35,993     2,717,041   $    27,170
                                             -----------   -----------   -----------   -----------



                                              Additional                                    Other
                                               Paid-in    Subscription    Accumulated   Comprehensive
                                               Capital     Receivable       Deficit        Income
                                             -----------  ------------    -----------   -------------

Balance at June 30,1994                      $ 7,512,219   $   (77,904)   $(5,372,716)   $   123,211

Shares issued for cash and
 extinguishment of debt at $1.64 per
 share                                           261,031            --             --             --

Shares issued in lieu of dividends
 at $1.57 per share                              111,287            --             --             --

Issuance of Series C preferred
 for cash at $80.00 per share                     59,963            --             --             --

Dividends paid                                        --            --       (112,000)            --

Payment received on Series B
 stock subscriptions                                  --        77,904             --             --

Net loss for the year ended
 June 30, 1995                                        --            --     (1,009,917)            --
                                             -----------   -----------    -----------    -----------

Balance, June 30, 1995                         7,944,500            --     (6,494,633)       123,211

Shares issued in lieu of dividends
 at $1.00 per share                              106,182            --             --             --

Issuance of series D preferred
 stock for cash at $1,000.00 per share         1,434,958            --             --             --

Dividends paid                                        --            --       (333,216)            --

Net loss for the year ended
 June 30, 1996                                        --            --       (751,350)            --
                                             -----------   -----------    -----------    -----------

Balance, June 30, 1996                       $ 9,485,640   $        --    $(7,579,199)   $   123,211
                                             -----------   -----------    -----------    -----------



   The accompanying notes are an integral part of these financial statements.

                                 AMERALIA, INC.
                          (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)





                                                   Preferred Stock                       Common Stock                 Additional
                                           ------------------------------     --------------------------------          Paid-in
                                             Shares              Amount           Shares             Amount             Capital
                                           -----------        -----------     -------------       ------------        -----------
Balance, June 30, 1996                         719,851        $    35,993         2,717,041       $     27,170        $ 9,485,640

Shares issued for cash and
 extinguishment of debt at $1.00
 per share                                          --                 --           358,500              3,585            354,915

Shares issued in lieu of dividends
 at $1.00 per share                                 --                 --           233,790              2,338            231,452

Issuance of Series D preferred
 stock for cash at $1,000.00 per share             405                 20                --                 --            404,993

Issuance of Series D preferred
 stock for extinguishment of
 debt at $1,000.00 per share                       100                  5                --                 --             99,995

Dividends paid                                      --                 --                --                 --                 --

Additional capital contributed                      --                 --                --                 --            167,418

Net loss for the year ended
 June 30, 1997                                      --                 --                --                 --                 --
                                           -----------        -----------     -------------       ------------        -----------

Balance, June 30, 1997                         720,356        $    36,018         3,309,331       $     33,093        $10,744,413
                                           -----------        -----------     -------------       ------------        -----------



                                                                                 Other
                                           Subscription     Accumulated      Comprehensive
                                            Receivable        Deficit            Income
                                           ------------     -----------      -------------
                                           $         --     $(7,579,199)     $     123,211
Balance, June 30, 1996

Shares issued for cash and
 extinguishment of debt at $1.00                     --              --                 --
 per share

Shares issued in lieu of dividends                   --              --                 --
 at $1.00 per share

Issuance of Series D preferred                       --              --                 --
 stock for cash at $1,000.00 per share

Issuance of Series D preferred
 stock for extinguishment of                         --              --                 --
 debt at $1,000.00 per share
                                                     --        (233,790)                --
Dividends paid
                                                     --              --                 --
Additional capital contributed

Net loss for the year ended                                    (769,185)                --
 June 30, 1997                             ------------     -----------      -------------

                                           $         --     $(8,582,174)     $     123,211
Balance, June 30, 1997                     ------------     -----------      -------------



   The accompanying notes are an integral part of these financial statements.

                                 AMERALIA, INC.
                          (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)

                                                   Preferred Stock                      Common Stock
                                           ------------------------------      ------------------------------
                                              Shares            Amount            Shares            Amount
                                           ------------      ------------      ------------      ------------
Balance, June 30, 1997                          720,356      $     36,018         3,309,331      $     33,093

Issuance of Series D preferred
 stock for cash at $1,000.00 per share              240                12                --                --

Common stock sold for cash
 at $1.00 per share                                  --                --           865,000             8,650

Offering costs                                       --                --                --                --

Foreign currency translation
 adjustment                                          --                --                --                --

Shares issued in lieu of dividends
 at $1.00 per share                                  --                --           356,554             3,566

Conversion of preferred stock                  (718,060)          (35,903)          791,666             7,917

Dividends paid                                       --                --                --                --

Shares canceled                                      --                --            (5,000)              (50)

Additional capital contributed                       --                --                --                --

Net loss for the year ended
 June 30, 1998                                       --                --                --                --
                                           ------------      ------------      ------------      ------------

Balance, June 30, 1998                            2,536      $        127         5,317,551      $     53,176
                                           ============      ============      ============      ============

                                            Additional                                              Other
                                             Paid-in         Subscription      Accumulated      Comprehensive
                                             Capital          Receivable         Deficit           Income
                                           ------------      ------------     ------------      ------------
Balance, June 30, 1997                     $ 10,744,413      $         --     $ (8,582,174)     $    123,211

Issuance of Series D preferred
 stock for cash at $1,000.00 per share          239,988                --               --                --

Common stock sold for cash
 at $1.00 per share                             856,350                --               --                --

Offering costs                                 (240,800)               --               --                --

Foreign currency translation
 adjustment                                          --                --               --          (123,211)

Shares issued in lieu of dividends
 at $1.00 per share                             352,988                --               --                --

Conversion of preferred stock                    63,987                --               --                --

Dividends paid                                       --                --         (392,554)               --

Shares canceled                                  (4,950)               --               --                --

Additional capital contributed                  139,954                --               --                --

Net loss for the year ended
 June 30, 1998                                       --                --         (549,817)               --
                                           ------------      ------------     ------------      ------------

Balance, June 30, 1998                     $ 12,151,930      $         --     $ (9,524,545)     $         --
                                           ============      ============     ============      ============


   The accompanying notes are an integral part of these financial statements.

                                 AMERALIA, INC.
                         (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)




                                              Preferred Stock                  Common Stock            Additional
                                           ----------------------        -------------------------       Paid-in     Subscription
                                           Shares          Amount        Shares             Amount       Capital      Receivable
                                           ------          ------        ------             ------     ----------    ------------

Balance, June 30, 1998                       2,536    $        127       5,317,551    $     53,176    $ 12,151,930    $       --

Shares issued for cash and
 extinguishment of debt at $1.00
 per share                                    --              --            72,500             725          71,775            --

Shares issued for cash and
 extinguishment of debt at $1.50
 per share                                    --              --           807,500           8,075       1,203,175            --

Shares issued in lieu of dividends
 at $1.00 per share                           --              --           209,215           2,092         207,123            --

Shares issued through exercise
 of warrants at $2.00 per share               --              --         1,253,000          12,530       2,493,470            --

Issuance of Series E preferred
 stock through exercise of option
 at $929.66 per share                          450              22            --              --           418,324            --

Dividends declared                            --              --              --              --              --              --

Net loss for the year ended
 June 30, 1999                                --              --              --              --              --              --
                                      ------------    ------------    ------------    ------------    ------------    ------------

Balance, June 30, 1999                       2,986    $        149       7,659,766    $     76,598    $ 16,545,797    $       --
                                      ============    ============    ============    ============    ============    ============




                                                          Other
                                      Accumulated      Comprehensive
                                        Deficit           Income
                                      -----------      -------------

Balance, June 30, 1998                $ (9,524,545)    $       --

Shares issued for cash and
 extinguishment of debt at $1.00
 per share                                    --               --

Shares issued for cash and
 extinguishment of debt at $1.50
 per share                                    --               --

Shares issued in lieu of dividends
 at $1.00 per share                           --               --

Shares issued through exercise
 of warrants at $2.00 per share               --               --

Issuance of Series E preferred
 stock through exercise of option
 at $929.66 per share                         --               --

Dividends declared                        (283,865)            --

Net loss for the year ended
 June 30, 1999                          (1,901,601)            --
                                      ------------     ------------

Balance, June 30, 1999                $(11,710,011)    $       --
                                      ============     ============


   The accompanying notes are an integral part of these financial statements.

                                 AMERALIA, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows


                                                                                                               From the
                                                                                                              Beginning of
                                                                                                              Development
                                                                                                                Stage on
                                                                                                              July 1, 1992
                                                                     For the Years Ended June 30,               Through
                                                              -------------------------------------------       June 30,
                                                                 1999            1998            1997             1999
                                                              -----------     -----------     -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                    $(1,901,601)    $  (549,817)    $  (769,185)    $(6,467,397)
  Adjustments to reconcile net loss to net cash
   (used) by operating activities:
    Bad debt                                                         --              --              --           624,798
    Stock issued for services rendered                               --              --            65,000          65,000
    Depreciation and amortization                                   9,056           8,618           9,389          79,548
    Exchange (gain)                                                   (14)       (123,211)         (6,810)       (168,556)
  Change in Operating Assets and Liabilities:
    Decrease in prepayments                                          --              --              --            18,000
    Decrease in notes receivable                                     --              --              --         1,300,497
    (Increase) in restricted cash                                (991,305)           --              --          (991,305)
    (Increase) decrease in accounts and interest
      receivable                                                   (1,167)           --            38,086            (502)
    (Increase) decrease in related party receivables              (25,334)         (7,610)         59,466         (43,008)
    (Increase) in prepaid expenses                                (30,082)           --              --           (30,082)
    (Increase) in deposits                                        (25,906)           --              --           (25,906)
    (Increase) decrease in other assets                          (110,000)        224,500        (224,500)       (110,000)
    Increase in bank overdraft                                      1,116           4,586            --             5,702
    Increase (decrease) in due to related parties                 (35,354)        (45,704)          1,541         (71,969)
    Increase (decrease) in accounts payable and
      royalties payable                                           146,173         106,319        (122,974)        448,580
    Increase in accrued expenses                                   19,836            --              --            19,836
    Increase (decrease) in interest payable                           860         (22,096)        229,463        (117,776)
    Increase in contingent liabilities                            303,800            --              --           303,800
                                                              -----------     -----------     -----------     -----------

          Net Cash (Used) in Operating Activities              (2,639,922)       (404,415)       (720,524)     (5,160,740)
                                                              -----------     -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Lease acquisition, exploration and development
    expenditures                                                 (255,000)        (13,051)        (20,192)     (2,177,890)
  Plant construction deposit                                   (1,250,000)           --              --        (1,250,000)
  Liquidation of RIT investment                                   418,346            --              --           418,346
  Purchase of property and equipment                              (26,261)           --              --           (91,529)
  Cash paid on note receivable related                            (25,000)           --              --           (25,000)
  Cash received from notes receivable                                --              --              --          (144,853)
                                                              -----------     -----------     -----------     -----------

          Net Cash (Used) in Investing Activities             $(1,137,915)    $   (13,051)    $   (20,192)    $(3,270,926)
                                                              -----------     -----------     -----------     -----------



   The accompanying notes are an integral part of these financial statements.

                                 AMERALIA, INC.
                         (A Development Stage Company)
                      Statements of Cash Flows (Continued)

                                                                                                 From the
                                                                                               Beginning of
                                                                                               Development
                                                                                                 Stage on
                                                                                               July 1, 1992
                                                          For the Years Ended June 30,           Through
                                                   -----------------------------------------     June 30,
                                                       1999          1998           1997          1999
                                                   -----------   ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Cash received from issuance of stock             $ 3,574,000    $   859,200    $   404,013    $ 8,291,596
  Cash received from notes                             198,217        223,606        320,400        757,222
  Payments on note payable                            (389,475)      (100,183)       (55,000)      (612,658)
  Additional capital contributed                            --        139,954         51,727        307,372
                                                   -----------    -----------    -----------    -----------

      Net Cash Provided by Financing Activities      3,382,742      1,122,577        721,140      8,743,532
                                                   -----------    -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                       (395,095)       705,111        (19,576)       311,866

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                     707,199          2,088         21,664            238
                                                   -----------    -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                                       $   312,104    $   707,199    $     2,088    $   312,104
                                                   ===========    ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION

  Income taxes                                     $        --    $        --    $        --    $        --
  Interest                                         $    17,659    $    38,479    $    70,382    $   279,373

NON-CASH FINANCING ACTIVITIES

  Common stock issued for payment of obligations   $   215,750    $        --    $   393,031    $   608,781
  Common stock issued for services rendered        $        --    $        --    $    65,000    $    65,000
  Payment of preferred stock dividends through
   the issuance of additional common and
   preferred stock                                 $   209,215    $   356,554    $   233,790    $ 1,144,813


  The accompanying notes are an integral part of these financial statements.

                                 AMERALIA, INC.
                        Notes to the Financial Statements
                          (A Development Stage Company)
                             June 30, 1999 and 1998


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

              AmerAlia's primary objective is to use solution mining to recover sodium bicarbonate for sale to the animal feed, industrial, pharmaceutical and food grade markets. The production of sodium bicarbonate will also enable the production of soda ash and caustic soda, chemicals which are widely used in the manufacture of glass, detergents and a variety of inorganic and organic chemicals. Potentially, sodium bicarbonate might be used as an agent for flue gas desulfurization, a market AmerAlia expects will expand as the requirements of the 1990 amendments to the Clean Air Act impact more significantly on industry. It proposes to achieve this objective by:

                  1. finalizing Bureau of Land Management approval of a proposal to construct a plant for the recovery and production of sodium bicarbonate; and

                  2. raising sufficient capital to construct the plant and commence operations.

              AmerAlia has submitted their mining and development plans to the Bureau of Land Management and submitted applications for all necessary associated permits to other regulatory agencies of the federal, state and county administrations. If the required permits are not obtained, the construction of the plant and the operation of the mine may be delayed significantly.

              b. Accounting Method

              AmerAlia's financial statements are prepared using the accrual method of accounting. AmerAlia has elected a June 30, year-end.

                                 AMERALIA, INC.
                        Notes to the Financial Statements
                          (A Development Stage Company)
                             June 30, 1999 and 1998


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              c. Cash and Restricted Cash

              AmerAlia considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

              AmerAlia has $991,305 in restricted cash at June 30 1999 that is being held in an escrow account to be used for the construction of its sodium bicarbonate plant (see Note 3).

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

              e. Fixed Assets

              Fixed assets are stated at cost, less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years. Expenditures for property additions and betterments are capitalized at cost. Maintenance and repairs are charged to expense when incurred.

              f. Income Taxes

              At June 30, 1999, AmerAlia had net operating loss carryforwards of approximately $6,400,000 that may be offset against future taxable income from the year 2000 through 2014. No tax benefit has been reported in the June 30, 1999 financial statements because AmerAlia believes that the carryforwards are more likely than not to expire unused. Accordingly, the potential tax benefit is offset by a valuation allowance of the same amount.

              g. Basic Net Loss Per Share

              Basic net loss per share is computed using the weighted average number of common shares outstanding during the applicable period. AmerAlia's outstanding stock purchase warrants and options have been excluded from the basic net loss per share calculation as they are anti-dilutive.

                                 AMERALIA, INC.
                        Notes to the Financial Statements
                          (A Development Stage Company)
                             June 30, 1999 and 1998

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

              AmerAlia maintains several accounts with financial institutions. The accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's balances exceed that amount. The Company also maintains a cash account with a brokerage firm. This account is not insured by the Federal Deposit Insurance Corporation. At June 30, 1999, the amount of uninsured cash in all accounts was $1,086,479.

              Credit losses, if any, have been provided for in the financial statements and are based on management's expectations. AmerAlia's accounts receivable are subject to potential concentrations of credit risk. AmerAlia does not believe that it is subject to any unusual risks, or significant risks in the normal course of its business.

              j. Deferred Financing Costs

              AmerAlia has incurred costs of $110,000 in connection with establishing a long-term financing package for approximately $32,000,000 for the construction of a plant for the recovery and production of the sodium bicarbonate. The amount will be amortized over the life of the long-term financing agreement once established.

NOTE 2 -      RELATED PARTY RECEIVABLES

              AmerAlia occasionally issues advances to related parties who have supported AmerAlia over the years. The balance due from related parties at June 30, 1999 and 1998 totals $43,008 and $17,674, respectively. These advances are non-interest bearing and are due on demand.

              AmerAlia also loaned an officer of the Company $25,000 as part of his employment agreement. Interest is payable on the loan at 7.0% per annum, payable quarterly. Accrued interest receivable on June 30, 1999 was $1,167. As part of the agreement, AmerAlia will cancel $5,000 of the principal amount each year on the anniversary date of the employment agreement until paid in full. In the event of termination for any reason, the entire unpaid principal is due within 30 days of the termination date.

                                 AMERALIA, INC.
                        Notes to the Financial Statements
                          (A Development Stage Company)
                             June 30, 1999 and 1998


NOTE 3 -      LEASE ACQUISITION AND EXPLORATION COSTS

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

              AmerAlia has engaged engineering consultants to form preliminary estimates of the cost of constructing a 50,000,000 ton per year plant. AmerAlia estimates that $35,000,000 or more will be required for construction and annual operating costs will be up to $5,000,000 for mining operations. AmerAlia has entered into a preliminary construction agreement dated May 14, 1999 with a Delaware corporation doing business as U.S. Filter Corporation and HPD Products (US Filter) to design, manage and construct a sodium bicarbonate solution mining and production plant on the Rock School Lease for an amount not to exceed $33,200,000. Pursuant to the agreement, AmerAlia is to deposit a total of $6,400,000 into an escrow account at certain times as prescribed in a deposit schedule. As of June 30, 1999, AmerAlia had paid U.S. Filter $1,250,000 as a preliminary deposit for the design of the plant. AmerAlia had also deposited an additional $950,000 into the required escrow account. This amount is included in the restricted cash of $991,305 as of June 30, 1999 in the accompanying financial statements. Therefore, at June 30, 1999, a total of $2,200,000 of the $6,400,000 had either been paid directly to U.S. Filter or deposited into the escrow account. The remaining $4,200,000 was deposited into the escrow account September 15, 1999. U.S. Filter will submit progress invoices that will be paid out of the escrow funds.

                                 AMERALIA, INC.
                        Notes to the Financial Statements
                          (A Development Stage Company)


                             June 30, 1999 and 1998

NOTE 3 -      LEASE ACQUISITION AND EXPLORATION COSTS (Continued)

              Subject to certain conditions, U.S. Filter will complete the design and construction of the necessary mine and processing plant for AmerAlia, guarantee the plant's performance and advance the costs of construction to AmerAlia. Among the more significant conditions, however, are the requirements that i) AmerAlia pay $6,400,000 into an escrow account as previously mentioned and ii) before U.S. Filter is obligated to incur any expenses outside the escrow account, AmerAlia must have sufficient long-term financing.

              AmerAlia has entered into preliminary discussions with an organization to provide the long-term financing once the plant is completed. This agreement had not been finalized as of the date of our audit report.

              If AmerAlia is unable to obtain the long-term financing, U.S. Filter has the right to cease any further work on the project and recover damages from AmerAlia. As a result of an amendment to the agreement with U.S. Filter, U.S. Filter holds a security interest in AmerAlia's Rock School Lease.

              AmerAlia is currently working on obtaining the required permits from the BLM and other regulatory authorities to enable the construction to proceed.

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

                                 AMERALIA, INC.
                        Notes to the Financial Statements
                          (A Development Stage Company)
                             June 30, 1999 and 1998


NOTE 4 - INVESTMENT IN THE RURAL INVESTMENT TRUST

         On October 18, 1998, pursuant to an option agreement with THG Partnership (THG), AmerAlia issued 450 shares of Series E preferred stock in exchange for units in the Rural Investment Trust (RIT). The RIT was later liquidated during May 1999 and AmerAlia received $418,346. As part of the transfer of the RIT units, AmerAlia assumed a $180,000 note payable to an Australian bank. AmerAlia repaid the note using the $418,346 proceeds.

NOTE 5 - FIXED ASSETS

         Fixed assets consist of office furniture and equipment as follows:


                                                               June 30,
                                                    ----------------------------
                                                         1999            1998
                                                    ------------     -----------
            Vehicle                                 $     31,960     $   31,960
            Equipment                                     50,369         35,081
            Less accumulated depreciation                (58,127)       (60,058)
                                                    ------------     ----------

                                                    $     24,202     $    6,983
                                                    ============     ==========

         Depreciation expense for the years ended June 30, 1999, 1998 and 1997 was $9,056, $8,618 and $9,389, respectively.

NOTE 6 - DUE TO RELATED PARTIES

         AmerAlia owed $9,333 and $35,354 to affiliates of AmerAlia at June 30, 1999 and 1998, respectively. This liability is comprised of advances to AmerAlia, accrued compensation and unpaid directors fees.

                                 AMERALIA, INC.
                        Notes to the Financial Statements
                          (A Development Stage Company)
                             June 30, 1999 and 1998


NOTE 7 - NOTES PAYABLE - LONG TERM

                                                                                     June 30,
                                                                             ------------------------
                                                                                1999          1998
                                                                             ----------    ----------
              Notes payable consist of the following amounts:

              Note payable to investors; unsecured, due on
               demand; at 10% interest.                                      $    4,000    $    4,000

              Note payable to investor; unsecured, due on
               April 23, 1999; at 12% interest.                                      --       197,000

              Note payable to financial institution; principal
               and interest payment of $568 due monthly;
               at 9.5% interest; secured by vehicle.                                 --         5,878

              Note payable to an employee; unsecured,
               due on demand; interest free.                                         --        18,533

              Note payable Raytheon Engineers & Constructors,
               Inc; unsecured, due upon a 90 day demand; at
               12% interest.                                                         --       185,597
                                                                             ----------    ----------
                                                                                  4,000       411,008
                   Less current portion                                          (4,000)     (411,008)
                                                                             ----------    ----------

                   Total Long-Term Notes Payable                             $   -         $   -
                                                                             ==========    ==========


         Principal maturities are as follows:


                Year Ended
                 June 30,                                           Amount
                ----------                                        ---------
                   2000                                           $   4,000
                   2001                                                  --
                   2002                                                  --
                   2003                                                  --
                   2004                                                  --
                   2005 and thereafter                                   --
                                                                  ---------
                                                                  $   4,000

                                 AMERALIA, INC.
                        Notes to the Financial Statements
                          (A Development Stage Company)
                             June 30, 1999 and 1998


NOTE 8 -      OFFICER COMPENSATION

              AmerAlia paid $125,000 and $100,000 to Gunn Development Pty. Ltd. and $55,000 and $55,000 to Ahciejay Pty. for management fees during the years ended June 30, 1999 and 1998, respectively. These companies are affiliates of Mr. Bill H. Gunn, Chairman and President of AmerAlia, and Mr. Robert van Mourik, Executive Vice President, Secretary & Treasurer. On June 1, 1998, AmerAlia appointed Mr. John Woolard as an Executive Vice President. Previously, Mr. Woolard had been employed as a consultant under a consulting agreement. AmerAlia paid $135,000 and $60,000 in total compensation to Mr. Woolard during the years ended June 30, 1999 and 1998, respectively. Additional fees totaling $18,302 and $7,007 have been paid to Jacinth Pty. Ltd., an affiliate of Robert Cameron, a director of AmerAlia for the years ended June 30, 1999 and 1998, respectively. In addition, all directors received $14,000 for directors fees, except Mr. Woolard who received a prorata portion ($9,333) from the time he was appointed a director through June 30, 1999.

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

NOTE 9 -      OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS

              The following summarizes the exercise price per share and expiration date of AmerAlia's outstanding options and warrants to purchase preferred and common stock at June 30, 1999:

                    Expiration Date             Price         Number
                  --------------------         -------      ---------
                  March 31, 1999                $2.00         462,000  *See note (a)
                  March 31, 2001                $1.00         100,000
                  March 31, 2003                $1.50         150,000
                  June 28, 2006                 $1.50         505,000
                  June 28, 2006 (SAR's)         $1.50          70,000  (See Note 8)
                                                              -------

                                                            1,287,000
                                                            =========

              Note(a): If unexercised, these options are exercisable at $4.00 until March 31, 2000 and thereafter at $6.00 until expiring on April 1, 2001.

              During the year ended June 30, 1999, 363,333 options and warrants expired and options for 1,253,000 common shares were exercised.

              During the years ended June 30, 1998 and 1997, no options expired.

                                 AMERALIA, INC.
                        Notes to the Financial Statements
                          (A Development Stage Company)
                             June 30, 1999 and 1998


NOTE 10 -     COMMITMENTS AND CONTINGENT LIABILITIES

              AmerAlia is a party to certain claims and lawsuits arising from its business activities.

              In 1993, AmerAlia entered into an engineering contract with Raytheon Engineering (Raytheon) for the design and construction of a processing plant for the Rock School Lease. AmerAlia has rescinded the contract claiming that Raytheon was late in providing engineering plans and testing and that their work was substandard. Raytheon has an outstanding invoice due them for approximately $303,800. AmerAlia is contesting the invoice and claims that the amount is not owed because of substandard work. Although management intends to vigorously contest the claim, a contingent liability of $303,800 has been recorded at June 30, 1999.

              Marvin Hudson, a former officer and employee of AmerAlia has alleged that AmerAlia breached an employment agreement. AmerAlia claims that the agreement was fraudulent and void and intends on vigorously contesting the claim. The litigation is only in the earliest stages and the outcome or potential loss cannot currently be reasonably predicted. AmerAlia believes that they have a valid defense and intends on defending their case vigorously.

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


                   Minimum amounts due are as follows:

                        2000                                                                  $   100,000
                        2001                                                                      100,000
                        2002                                                                      100,000
                                                                                              -----------

                             Total                                                            $   300,000
                                                                                              ===========

               These payments will continue while AmerAlia holds the Rock School Lease. Royalties payable as of June 30, 1999 and 1998 were $279,167 and $204,167, respectively.

               As discussed in Note 3, the payment of the minimum annual royalties accrues credits which AmerAlia can offset against future royalty liabilities if they exceed the minimum annual royalty due. The total of these credits at June 30, 1999 was $412,500.

                                 AMERALIA, INC.
                        Notes to the Financial Statements
                          (A Development Stage Company)
                             June 30, 1999 and 1998


NOTE 10 -      COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

               In April 1999 (effective November 1998), AmerAlia entered into an employment contract with its Vice-President of Operations for a period of five years. Pursuant to the employment agreement, the officer will receive a salary of $100,000 per annum, plus bonuses and salary increases. AmerAlia also granted the officer options to acquire 100,000 shares of common stock at an exercise price of $1.50 per share, through December 31, 2003. 20,000 of those options vested upon signing the agreement and the remaining options shall vest annually through November 2002.

NOTE 11 -      RECOVERABILITY OF LEASE ACQUISITION AND EXPLORATION COSTS

               The recoverability of this investment is dependent upon AmerAlia developing mining operations on the lease so that the profitability of mining operations, or prospective mining operations, is sufficient to enable AmerAlia to be able to sell its investment and recover the lease acquisition and exploration costs, as well as any subsequent capitalized expenditures.

NOTE 12 -      ACCRUED EXPENSES

               Accrued expenses consist of the following at June 30, 1999 and 1998, respectively:


                                                                                  1999                   1998
                                                                               -----------           -----------

               Accrued dividends                                               $    74,650           $        --
               Payroll taxes                                                        13,569                 3,066
                                                                               -----------           -----------

                   Total                                                       $    88,219           $     3,066
                                                                               ===========           ===========

NOTE 13 -      PREFERRED STOCK

               The following are terms of the various series of preferred stock:

               1. AmerAlia issued 666,666 shares of Series A Convertible Preferred Stock at $1.50 per share. The shares were convertible into 666,666 shares of common stock and carried a 9% dividend payable annually in restricted common stock. The shares were converted into common shares during the year ended June 30, 1998.

               2. There were 51,000 shares of Series B Preferred Stock issued at $10 per share. Each share was convertible into 5 shares of common stock and carried a 9% dividend payable annually at the option of the stockholder in restricted common stock at $2 per share. The shares were converted to common shares or Series E Preferred during the year ended June 30, 1998.

                                 AMERALIA, INC.
                        Notes to the Financial Statements
                          (A Development Stage Company)
                             June 30, 1999 and 1998


NOTE 13 - PREFERRED STOCK (Continued)

               3. Series C Convertible Preferred Stock consisted of 750 shares issued at $80 per share. Each share was convertible into common stock until April 22, 2005 on the basis of 53 shares of common stock for each share of Series C and carried a 5% dividend payable annually in cash. The Series C stock was converted to Series E Preferred during the year ended June 30, 1998.

               4. There are 2,986 shares of Series E preferred stock which carry a 10% dividend payable quarterly in restricted common stock at $1.00 per share. Each share of the preferred stock is convertible into 1,000 shares of common stock until October 31, 2000.

NOTE 14 - GOING CONCERN

               AmerAlia's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, AmerAlia does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of AmerAlia to generate revenue through the manufacture and sales of its sodium bicarbonate products. However, AmerAlia cannot begin mining the product until long-term financing for the construction of the plant is obtained and the plant completed.

NOTE 15 - SUBSEQUENT EVENTS

               Subsequent to June 30, 1999, AmerAlia issued 250,000 shares of common stock at $2.50 per share for $625,000. AmerAlia also borrowed a total of $4,200,000 from Nation's Bank under a one-year agreement in order to deposit the remaining $4,200,000 into their escrow account to be used for the construction of the sodium bicarbonate plant (see Note 3). The loan is guaranteed by a significant shareholder under a "Guaranty Agreement." Management proposes to repay the $4,200,000 note with proceeds from future equity subscriptions.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 11, 1999

                                       AMERALIA, INC.



                                       By: /s/ Bill H. Gunn
                                           -------------------------------------
                                           Bill H. Gunn, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AmerAlia and in the capacities and on the dates indicated.

/s/ Bill H. Gunn                          Principal Executive           Date: 10/11 /99
-----------------------------------       Officer and Director                ---------
Bill H. Gunn


/s/ Robert van Mourik                     Secretary, Treasurer          Date: 10/11/99
-----------------------------------       Principal Financial                 ---------
Robert C. J. van Mourik                   and Accounting Officer,
                                          and Director


/s/ John F. Woolard                       Director                      Date: 10/11/99
-----------------------------------                                           ---------
John F. Woolard


/s/ Robert A. Cameron                     Director                      Date: 10/11/99
-----------------------------------                                           ---------
Robert A. Cameron


/s/ Neil E. Summerson                     Director                      Date: 10/11/99
-----------------------------------                                           ---------
Neil E. Summerson


/s/ Geoffrey C. Murphy                    Director                      Date: 10/11/99
-----------------------------------                                           ---------
Geoffrey C. Murphy

                                 EXHIBIT INDEX


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

10.7 (e)      General Services Agreement with Raytheon Engineers & Constructors,
              Inc.

10.8 (f)      First Amendment to Special Warranty Assignment, Royalty
              Reservation, and Minimum Royalty Payment between AmerAlia and E.E.
              Kinder Co.

10.9 (f)      Consulting Agreement between AmerAlia and E.E. Kinder Co.

10.10 (f)     U.S. Government Sodium Lease

10.11 (g)     Design/Build Contract with U.S. Filter Corp.

10.12 (g)     Guaranty Agreement with the Jacqueline Badger Mars Trust

21.1          Subsidiaries of the Registrant: None.

27 (g)        Financial Data Schedule

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

(g)      Included herewith.