Form 10-Q
period 1999-09-30
AMERALIA INC
filed 1999-11-12
CIK 811419

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from                 to
                                    ----------------   ---------------------

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

The number of shares outstanding of the Company's $.01 par value common stock as of November 1, 1999 was 8,434,066. Shares of preference stock, $0.05 par value, outstanding as of November 1, 1999 was 2,986.

                                 AMERALIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                               INDEX TO FORM 10-Q

                                                                         Page
                                                                         ----
PART I:  FINANCIAL INFORMATION


Item 1:  Financial Statements

                  Balance Sheets - September 30, 1999
                  and June 30, 1999                                       1

                  Statements of Operations for the Quarters
                  ending September 30, 1999 & 1998 and from
                  the Beginning of Development Stage on
                  July 1, 1992 to September 30, 1999                      3

                  Statements of Cash Flows for the Quarters
                  ending September 30, 1999 & 1998 and from
                  the Beginning of Development Stage on
                  July 1, 1992 to September 30, 1999                      4

                  Note to Consolidated Financial Statements               6

Item 2:           Management's Discussion and Analysis of
                  Financial Condition and Results
                  of Operations.                                          7

PART II: OTHER INFORMATION

Item 2:           Changes in Securities                                   9

SIGNATURE                                                                 9

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                       Sept 30         June 30
                                                         1999           1999
                                                     -----------     -----------
CURRENT ASSETS

    Cash                                             $   254,038     $   312,104
    Restricted cash                                    4,214,693         991,305
    Related party receivables                             85,508          43,008
    Prepaid expenses                                      79,332          30,082
    Interest receivable                                    1,604           1,167
                                                     -----------     -----------

    Total Current Assets                               4,635,175       1,377,666
                                                     -----------     -----------


FIXED ASSETS                                              24,401          24,202
                                                     -----------     -----------

OTHER ASSETS

    Lease acquisition and exploration costs            3,023,287       3,023,287
    Plant construction deposit                         2,238,686       1,250,000
    Deferred financing costs                             170,500         110,000
    Note receivable - related party                       25,000          25,000
    Deposits                                              25,906          25,906
                                                     -----------     -----------

    Total Other Assets                                 5,483,379       4,434,193
                                                     -----------     -----------



TOTAL ASSETS                                         $10,142,955     $ 5,836,061
                                                     ===========     ===========




                              (Continued over page)

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                               Sept 30         June 30
                                                                 1999            1999
                                                             ------------    ------------
CURRENT LIABILITIES

    Accounts payable                                         $    268,215    $    232,017
    Royalties payable                                             297,917         279,167
    Bank overdraft                                                     --           5,702
    Accrued expenses                                                6,491          88,219
    Due to related parties                                         22,937           9,333
    Notes payable - current portion                             4,204,000           4,000
    Interest payable                                               15,942           1,290
                                                             ------------    ------------

    Total Current Liabilities                                   4,815,502         619,728
                                                             ------------    ------------

    Total Liabilities                                           4,815,502         619,728
                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES                                     303,800         303,800
                                                             ------------    ------------

STOCKHOLDERS' EQUITY

    Preferred stock, $.05 par value; 1,000,000 authorised;
    2,986 and 2,986 issued and outstanding; respectively              149             149
    Common stock, $.01 par value; 100,000,000 shares
    authorised; 8,434,066 and 7,659,766 issued and
    outstanding respectively                                       80,591          76,598
    Additional paid in capital                                 17,316,104      16,545,797
    Accumulated deficit                                       (12,373,191)    (11,710,011)
                                                             ------------    ------------

    Total Stockholders' Equity                                  5,023,653       4,912,533
                                                             ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 10,142,955    $  5,836,061
                                                             ============    ============

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                                             From the
                                                                                           Beginning of
                                                                                            Development
                                                                                          Stage on July 1,
                                                          Quarter ending  Quarter ending  1992 to Sept 30,
                                                           Sept 30, 1999  Sept 30, 1998        1999
                                                          --------------  --------------  ----------------
REVENUES                                                    $        --    $        --      $        --

EXPENSES

    General & administrative                                    585,973        159,684        6,652,085
    Depreciation & amortisation                                   2,663          2,157           72,633
                                                            -----------    -----------      -----------

    Total Expenses                                              588,636        161,841        6,724,718
                                                            -----------    -----------      -----------

LOSS FROM OPERATIONS                                           (588,636)      (161,841)      (6,724,728)

OTHER INCOME (EXPENSE)

    Other income                                                     --             --               29
    Investment income                                                --             --           89,760
    Interest income                                              14,803          6,974          294,319
    Interest expense                                            (14,698)        (8,602)        (651,746)
    Foreign currency gain (loss)                                     --             12          (63,572)
                                                            -----------    -----------      -----------

    Total Other Income (Expense)                                    105         (1,616)        (331,210)
                                                            -----------    -----------      -----------


NET LOSS BEFORE INCOME TAX EXPENSE                             (588,531)      (163,457)      (7,055,928)
                                                            -----------    -----------      -----------

    Income tax expense                                               --             --               --

NET LOSS                                                    $  (588,531)   $  (163,457)     $(7,055,928)
                                                            -----------    -----------      -----------

BASIC NET LOSS PER SHARE                                    $    (0.073)   $     (0.30)

DILUTE NET LOSS PER SHARE                                   $    (0.053)   $    (0.016)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING ('000)              8,047          5,439

FULLY DILUTED AVERAGE NUMBER OF SHARES OUTSTANDING ('000)        11,033         10,307

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                    From the
                                                                                  Beginning of
                                                                                   Development
                                                                                 Stage on July 1,
                                                  Quarter ending  Quarter ending  1992 to Sep 30,
                                                   Sept 30, 1999  Sept 30, 1998       1999
                                                  --------------  -------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                        $  (588,531)   $  (163,457)    $(7,055,928)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Bad debt                                               --             --         624,798
      Stock issued for services rendered                     --             --          65,000
      Depreciation                                        2,663          2,157          82,211
      Exchange (gain) loss                                   --            (12)       (168,556)

      (Increase) decrease in:
        Restricted cash                              (3,223,388)            --      (4,214,693)
        Accounts and interest receivable                   (437)            --            (939)
        Deposits                                             --             --         (25,906)
        Notes receivable                                     --             --       1,300,497
        Related parties receivables                     (42,500)        17,674         (85,508)
        Prepaid expenses                                (49,250)       (42,000)        (61,332)
        Other assets                                    (60,500)            --        (170,500)

     Increase (decrease) in:
        Bank overdraft                                   (5,702)            --              --
        Accounts and royalties payable                   54,948          5,724         503,528
        Accrued expenses                                 (7,078)            --          12,758
        Due to related parties                           13,604         12,076         (58,365)
        Interest payable                                 14,652            215        (103,124)
        Contingent liabilities                               --             --         303,800
                                                    -----------    -----------     -----------

Net Cash (Used) in operating activities              (3,891,519)      (167,623)     (9,052,259)
                                                    -----------    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Lease exploration & development expenditure              --             --      (2,177,890)
    Plant construction deposit                         (988,686)            --      (2,238,686)
    Purchase of property & equipment                     (2,861)            --         (94,390)
    Liquidation of RIT investment                            --             --         418,346
    Cash paid on note receivable related                     --             --         (25,000)
    Cash received from noted receivable                      --             --        (144,853)
                                                    -----------    -----------     -----------

Net Cash (Used) in investing activities                (991,547)            --      (4,262,473)
                                                    -----------    -----------     -----------

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                      From the
                                                                                    Beginning of
                                                                                     Development
                                                                                   Stage on July 1,
                                                    Quarter ending  Quarter ending  1992 to Sep 30,
                                                     Sept 30, 1999  Sept 30, 1998       1999
                                                    --------------  -------------- ----------------
 CASH FLOWS FROM FINANCING ACTIVITIES
    Cash received from issuance of stock                  625,000          10,000       8,916,596
    Additional capital contributed                             --              --         307,372
    Cash received from notes                            4,200,000              --       4,957,222
    Cash payments on notes payable                             --        (177,893)       (612,658)
                                                     ------------    ------------    ------------

Cash flows from financing activities                    4,825,000        (167,893)     13,568,532
                                                     ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH                           (58,066)       (335,516)        253,800

Cash and cash equivalents at beginning of period          312,104         707,199             238
                                                     ------------    ------------    ------------

Cash and cash equivalents at end of period           $    254,038    $    371,683    $    254,038
                                                     ------------    ------------    ------------

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

    Income taxes                                     $         --    $         --    $         --
    Interest                                         $         --    $         95    $    279,373

NON CASH FINANCING ACTIVITIES

    Common stock issued for payment of obligations   $         --    $    223,750    $    608,781
    Common stock issued for services rendered        $         --    $         --    $     65,000
    Payment of preferred stock dividends through
     the issuance of additional common and
     preferred stock                                 $         --    $     63,400    $  1,144,813

                                 AMERALIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTE TO FINANCIAL STATEMENTS

                   As at September 30, 1999 and June 30, 1999
              and for the Periods ended September 30, 1999 and 1998


NOTE 1.  MANAGEMENT ADJUSTMENTS

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's June 30, 1999 Annual Report on Form 10-K. The results of operations for the periods ended September 30, 1999 and 1998 are not necessarily indicative of operating results for the full years.

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

Liquidity and Capital Resources

     AmerAlia does not generate any operating income and, therefore, continues to rely on raising capital from its existing shareholders and from private offerings of its securities to finance its operations. During the September quarter AmerAlia raised a further $625,000 through the sale of common stock for cash to accredited investors. We borrowed $4.2 million from a commercial bank. This loan is guaranteed by AmerAlia's principal shareholder as explained in our current filing on Form 10K at Item 13(a) "Certain Relationships and Related Party Transactions". Additional funding of $83,204 was derived from increases in accounts payable, liabilities to related parties and interest payable.

     We provided $4.2 million in additional funding to the escrow account under the Design/Build agreement with US Filter of which $988,686 was expended by US Filter. Funding was applied to the operating loss of $588,531 for the quarter and outlays on related party receivables ($42,500), prepaid expenses ($49,250) and deferred financing costs ($60,500). As a result of the fund raising throughout the quarter, total assets increased to $10,142,955 from $5,836,061 at June 30, 1999.

     AmerAlia has historically derived its liquidity from raising new equity investment or by issuing notes payable. AmerAlia's ability to ensure its long-term survival continues to be dependent upon AmerAlia obtaining all permits necessary for the proposed plant and financing for its construction, estimated to be in excess of $35 million. As advised previously, AmerAlia reached an agreement with US Filter to provide construction financing, but US Filter's agreement is subject to numerous conditions and, to date, US Filter has not advanced any funds pursuant to that agreement. We have complied with our obligation to provide $6.4 million to initiate the design and construction activities.

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

Results of Operations

     Since AmerAlia does not receive revenues from operations, any income it receives is generally derived from interest earned on funds on deposit resulting from stock subscriptions. Interest income during the September quarter was about $15,000 (September 1998: $6,974).

     General and administrative expenditures were significantly higher this quarter ($585,973) than for last year ($159,684) due to the increased activity associated with obtaining funding for the development of AmerAlia's lease and construction of production facilities. Interest expense for the quarter was higher ($14,698; September 1998: $8,602) due to the increased debt. Consequently, the September quarter's net loss of $588,531 significantly exceeded that of the same period last year ($161,841). Contributing to this loss was an expenditure of approximately $250,000 paid to external consultants in connection with developing the permitting applications and development plans associated with the development of our resource. We have a dispute with Raytheon concerning additional work it performed last fiscal year which we consider to be outside the specifications of the work orders. We are disputing this amount and have agreed with Raytheon to go to mediation and/or arbitration to settle the matter. Meanwhile, we have a contingency of $303,800 in our financial statements.

     Until AmerAlia achieves its objective of establishing a plant for the recovery and production of sodium bicarbonate, it will not be able to generate operating revenues. Whilst we are progressing negotiations with various prospective investors and financiers, we have not reached any definitive agreements to enable us to build our proposed facilities. We estimate more than $35 million will be required to fund construction and the associated working capital requirements until profitable operations are established. There is no assurance that AmerAlia can obtain this financing and, in the meantime, we must fund our operating losses from our own resources as discussed above.

Impact of Inflation

     We believe the Company's activities are not materially affected by inflation.

PART II: OTHER INFORMATION

Item 2:  Changes in Securities

     During the quarter, 74,650 shares of common stock were issued in lieu of $74,650 of dividends on Series E Preferred Stock and an additional 74,650 shares were issued in satisfaction of dividends previously declared. A further 625,000 shares were issued to accredited investors for cash.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized representative.

                                          AMERALIA, INC.

November 12, 1999                By:      /s/ Robert van Mourik
                                    --------------------------------------
                                          Robert van Mourik
                                          Executive Vice President, Chief
                                          Financial Officer and principal
                                          financial and accounting officer.

                                 EXHIBIT INDEX



Exhibit No.                       Description
-----------                       -----------

    27                      Financial data Schedule