Form 10-Q
period 1999-12-31
AMERALIA INC
filed 2000-02-22
CIK 811419

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 1999

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


                     311 RALEIGH ROAD, KENILWORTH, IL 60043
                     --------------------------------------
                    (Address of Principal Executive Offices)


                                 (847) 256 9021
                        --------------------------------
                (Company's telephone number, including area code)



Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

As of February 1, 2000 the number of shares outstanding of the company's $.01 par value common stock was 8,059,066 and the number of shares of $.05 par value preference stock was 2,986.

                                 AMERALIA, INC.

                               INDEX TO FORM 10-Q




                                                                                       Page
PART I:  FINANCIAL INFORMATION

Item 1:           Financial Statements


                  Balance Sheets - December 31, 1999 and June 30, 1999                  1

                  Statements of Operations for the Quarters and Half Years
                  ending December 31, 1999 & 1998 and from the beginning of
                  Development Stage on July 1,1992 to December 31, 1999                 3

                  Statements of Cash Flows for the Half Years ending December
                  31, 1999 & 1998 and from the beginning of Development Stage on
                  July 1, 1992 to December 31, 1999                                     4

                  Notes to Financial Statements                                         6

Item 2:           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.                                            7


PART II: OTHER INFORMATION

Item 2:           Changes in Securities                                                 8


SIGNATURE                                                                               9

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS


                                                      December 31       June 30
                                                         1999             1999
                                                       ---------        --------
ASSETS

Current Assets:


    Cash at bank                                     $    36,862     $   312,104
    Restricted cash                                       90,863         991,305
    Prepaid expenses                                      75,516          30,082
    Interest receivable                                    2,013           1,167
    Related party receivables                             88,008          43,008
                                                     -----------     -----------

Total Current Assets:                                $   293,262     $ 1,377,666

Fixed Assets                                         $    21,884     $    24,202

Other Assets:

    Lease acquisition and exploration costs          $ 3,023,287     $ 3,023,287
    Plant construction                                 6,692,335       1,250,000
    Deferred financing costs                             538,706         110,000
    Note receivable - related party                       20,000          25,000
    Deposits                                              25,906          25,906
                                                     -----------     -----------

Total Assets:                                        $10,615,380     $ 5,836,061
                                                     ===========     ===========















                              (Continued over page)

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                                                December 31        June 30
                                                                                   1999             1999
                                                                                -----------      ----------
LIABILITIES & SHAREHOLDERS' FUNDS

Current liabilities:


    Accounts payable                                                            $  973,059       $  232,017
    Royalties payable                                                              316,667          279,167
    Bank overdraft                                                                      --            5,702
    Accrued expenses                                                                14,392           88,219
    Due to related parties                                                          33,137            9,333
    Notes payable - current portion                                              4,504,000            4,000
    Interest payable                                                                20,720            1,290
                                                                                ----------       ----------

    Total current liabilities                                                   $5,861,975       $  619,728

Long term liabilities                                                                   --               --
                                                                                ----------       ----------

   Total liabilities                                                            $5,861,975       $  619,728
                                                                                ----------       ----------

Commitments and contingent liabilities                                                  --          303,800



SHAREHOLDERS' EQUITY

    Preferred stock, $0.05 par value;  1,000,000 authorized; 2,986
      issued at December 31 and June 30, 1999:                                       149               149
    Common stock, $.01 par value; 100,000,000 shares authorized;
      Issued at Dec 31, 1999: 8,059,066 and at June 30, 1999: 7,659,766:           80,591            76,598
    Subscriptions receivable                                                      450,000                --
    Additional paid in capital                                                 17,316,103        16,545,797
    Accumulated deficit                                                       (13,093,438)      (11,710,011)
                                                                             ------------      ------------

Total Shareholders' Funds:                                                   $  4,753,405      $  4,912,533
                                                                             ------------      ------------

Total Liabilities & Shareholders' Equity:                                    $ 10,615,380      $  5,836,061
                                                                             ============      ============

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                                                          From the
                                                                                                         Beginning of
                                                                                                         Development
                                        Qtr             Qtr             Half yr          Half yr          Stage on
                                       ending          ending           ending           ending        Jul 1, 1992 to
                                       Dec 31          Dec 31           Dec 31           Dec 31            Dec 31
                                        1999            1998             1999             1998              1999
                                    -----------      -----------     ------------      -----------      -----------

REVENUES                           $        --      $        --     $         --     $         --      $        --

EXPENSES

    General & administrative           572,917          294,870        1,158,890          454,554        7,225,002
    Depreciation & amortization          2,517            1,089            5,180            3,246           75,150
                                   -----------      -----------     ------------      -----------      -----------

     Total Expenses:               $   575,434      $   295,959     $  1,164,070      $   457,800        7,300,152
                                   -----------      -----------     ------------      -----------      -----------

(LOSS) FROM OPERATIONS             $  (575,434)     $  (295,959)    $ (1,164,070)     $  (457,800)     $(7,300,152)
                                   -----------      -----------     ------------      -----------      -----------


OTHER INCOME (EXPENSE)
    Other income                            --               --               --               --               29
    Investment income                       --               --               --               --           89,760
    Interest income                     23,019            1,133           37,822            8,107          317,338
    Interest expense                   (93,182)          (4,666)        (107,880)         (13,268)        (744,928)
    Foreign currency gain (loss)            --           10,192               --           10,204          (63,572)
                                   -----------      -----------     ------------      -----------      -----------
    Total other income (expense)       (70,163)           6,659          (70,058)           5,043         (401,373)
                                   -----------      -----------     ------------      -----------      -----------

NET LOSS BEFORE
INCOME TAX EXPENSE                 $  (645,597)     $  (289,300)    $ (1,234,128)     $  (452,757)     $(7,701,525)
                                   -----------      -----------     ------------      -----------      -----------
    Income tax expense                      --               --               --               --               --
                                   -----------      -----------     ------------      -----------      -----------
NET LOSS                           $  (645,597)     $  (289,300)    $ (1,234,128)     $  (452,757)     $(7,701,525)
                                   -----------      -----------     ------------      -----------      -----------

BASIC NET LOSS PER SHARE           $    (0.080)     $    (0.049)    $     (0.157)     $    (0.078)

DILUTED NET LOSS PER SHARE         $    (0.058)     $    (0.034)    $     (0.114)     $    (0.057)

WEIGHTED AVERAGE
SHARES OUTSTANDING (`000)                8,059            5,947            7,860            5,825

FULLY DILUTED AVERAGE
SHARES OUTSTANDING (`000)               11,045            8,580           10,846            7,970

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS



                                                                                         From the
                                                                                       Beginning of
                                                                                        Development
                                                       Half yr          Half yr          Stage on
                                                       ending           ending        Jul 1, 1992 to
                                                       Dec 31           Dec 31            Dec 31
                                                        1999             1998              1999
                                                     -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                          ($1,234,128)     ($  452,757)     ($7,701,525)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Bad debt                                                 --               --          624,798
    Stock issued for services rendered                       --               --           65,000
    Depreciation & amortisation                         136,013            3,246          215,561
    Exchange (gain) loss                                                 (10,204)        (168,556)
Change in Operating Assets and Liabilities:
    (Increase) Decrease in:
      Prepayments                                            --               --           18,000
      Notes receivable                                       --               --        1,300,497
      Restricted cash                                   900,442               --          (90,863)
      Accounts & interest receivable                       (846)              --           (1,348)
      Related parties receivables                       (45,000)          (2,886)         (88,008)
      Prepaid expenses                                  (45,434)         (78,150)         (75,516)
      Deposits                                               --               --          (25,906)
      Other assets                                     (109,539)              --         (219,539)
    Increase (decrease) in:
      Bank overdraft                                     (5,702)              --               --
      Due to related parties                             23,804           22,972          (48,165)
      Accounts payable and royalties payable            474,742          (21,527)       1,227,122
      Accrued expenses                                  (73,827)              --          (53,991)
      Royalties payable                                                   37,500          279,167
      Interest payable                                   19,430              430          (98,346)
                                                    -----------      -----------      -----------

Cash flows from operating activities                     39,955         (501,376)      (5,120,785)

CASH FLOWS FROM INVESTING ACTIVITIES

    Lease exploration & development expenditure              --         (135,000)      (2,177,890)
    Plant construction                               (5,442,335)              --       (6,692,335)
    Purchase of property & equipment                     (2,862)         (10,828)         (94,391)
    Cash paid on note receivable - related                5,000               --          (20,000)
    Liquidation of RIT investment                            --               --          418,346
    Cash received from notes receivable                      --               --         (144,853)
                                                    -----------      -----------      -----------

Cash flows from investing activities                 (5,440,197)        (145,828)      (8,711,123)

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                                   From the
                                                                                                 Beginning of
                                                                                                  Development
                                                                  Half yr          Half yr         Stage on
                                                                  ending           ending       Jul 1, 1992 to
                                                                  Dec 31           Dec 31           Dec 31
                                                                   1998              1998            1998
                                                                -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES

    Cash received from issuance of stock                        $   625,000      $ 1,068,216      $ 8,916,596
    Additional capital contributed                                       --               --          307,372
    Cash received from notes                                      4,500,000               --        5,257,222
    Payments on notes                                                    --           (2,193)        (612,658)
                                                                -----------      -----------      -----------

Cash flows from financing activities                              5,125,000        1,041,023       13,868,532

NET INCREASE (DECREASE) IN CASH                                    (275,242)         393,819           36,624

Cash and cash equivalents at beginning of period                    312,104          707,199              238
                                                                -----------      -----------      -----------
Cash and cash equivalents at end of period                      $    36,862      $ 1,101,018      $    36,862
                                                                ===========      ===========      ===========




SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION


    Income taxes                                                $        --      $        --      $        --
    Interest                                                    $    88,450      $    12,838      $   367,823

NON CASH FINANCING ACTIVITIES

    Common stock issued for payment of obligations              $        --      $   223,750      $   608,781
    Common stock issued for services rendered                   $        --      $        --      $    65,000
    Payment of preferred stock dividends through
      the issuance of additional common and preferred stock     $   149,300      $   134,565      $ 1,294,113

                                 AMERALIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                       As at December 31 and June 30, 1999
              and for the Periods ended December 31, 1999 and 1998



NOTE 1.          MANAGEMENT ADJUSTMENTS

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with AmerAlia's June 30, 1999 Annual Report on Form 10-K. The results of operations for the periods ended December 31, 1999 and 1998 are not necessarily indicative of operating results for the full years.

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

                                 AMERALIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The future conduct of AmerAlia is dependent upon a number of factors and there is no assurance that AmerAlia will be able to conduct its operations as contemplated in this report. Certain statements contained in this report using the terms `may', `expects to', and other terms denoting future possibilities, are forward-looking statements. The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks which are beyond AmerAlia's ability to predict or control. These risks can cause actual results to differ materially from the projections or estimates contained in this report. These risks include, but are not limited to, the possibility that the described operations, reserves, or exploration or production activities will not be completed on economic terms, if at all, as well as our significant working capital deficit at December 31, 1999 and other risks described below and in our annual report on Form 10-K for the year ended June 30, 1999. The exploration, development and mining of mineral properties is an enterprise attendant with high risk. Many of these risks are described in this report and it is important that each person reviewing this report understands the significant risks which accompany the establishment of AmerAlia's proposed operations.

Liquidity and Capital Resources

         AmerAlia does not generate any operating income and, therefore, continues to rely on raising capital from its existing shareholders and from private offerings of its securities. During the six months to December 31, 1999 we borrowed $4.2 million from a commercial bank and $300,000 from an unaffiliated investor; and raised $625,000 from the sale of common stock for cash to accredited investors. Since December we have borrowed a further $1 million from the commercial bank and raised a further $250,000 from the sale of common stock to an accredited investor. The commercial bank loans are guaranteed by AmerAlia's principal shareholder as explained in our current filing on Form 10K at Item 13(a) - "Certain Relationships and Related Party Transactions". Additional funding of $475,000 was derived through an increase in accounts and royalties payable. A contingent liability disclosed in the company's accounts at June 30, 1999 for $303,800 as a result of a dispute with a contractor was settled in January 2000 for $250,000 and the liability at December 31, 1999 was adjusted to the settlement amount.

         At December 31, 1999, AmerAlia had a working capital deficit of more than $5,568,000, and also has an intention to complete the construction of its processing plant near Rifle, Colorado, under the Design/Build Agreement with US Filter for a fixed price of $33.2 million. AmerAlia has been able to pay its current liabilities as they have become due through financing provided by accredited investors, and by extending the maturity date of certain obligations. When the Company achieves permanent financing acceptable to US Filter, US Filter will advance the funds necessary to complete the construction of the plant. AmerAlia is continuing negotiations with a financing source for the necessary permanent financing, but approval of the permanent financing has not been granted. Although there can be no assurance that it will be able to do so, AmerAlia will continue to attempt to meet its current obligations through funds made available to it by shareholders and other accredited investors.

         Under its Design/Build Agreement with US Filter, funding has been held in an Escrow account. This funding has now been paid to US Filter to progress the design and construction of the facilities proposed for the Rock School Lease. A total of $5.1 million has been paid to US Filter in the six months to December 31, 1999 and a further $300,000 expended in the drilling of holes on the lease. In addition, the Bureau of Land Management has now issued the necessary permits to enable construction on the lease to proceed. The costs of obtaining these permits have been written off in the company's accounts. Funding has also been applied to sustaining the operating loss for the period, an increase of $45,000 in related party receivables and $45,000 in prepaid expenses. Accrued expenses have been reduced by $74,000. The company has incurred costs in establishing its debt facilities as discussed above. Of these costs, $450,000 will be satisfied by the issuance of shares based on a formula related to the company's share price. This liability is recorded as Subscriptions Receivable in the Company's accounts.

Results of Operations

         The Company's net loss for the quarter was $645,600 compared with $289,300 for the same period of the previous year. For the half year the loss was $1,234,000 compared with $452,760 for the prior period. The increase is due to higher staffing, consultant and travelling costs which can be expected to continue as the company increases its efforts to fund and develop its operating facilities as discussed above. However, as the level of debt carried by the company has increased significantly, interest expense has increased to $93,200 for the December quarter ($108,000 for the half year).


Impact of Inflation

         The Company believes that its activities are not materially affected by inflation.


PART II: OTHER INFORMATION

Item 2:  Changes in Securities

         From September 30, 1999 through December 31, 1999 there were no changes in securities.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          AMERALIA, INC.


February 18, 1999         By:  /s/ Robert van Mourik
                               ---------------------
                               Robert van Mourik
                               Executive Vice President, Chief Financial Officer
                               and principal financial and accounting officer.

                                 EXHIBIT INDEX


Exhibit No.                       Description
-----------                       -----------

    27                      Financial Data Schedule