Form 10-Q
period 2000-03-31
AMERALIA INC
filed 2000-05-15
CIK 811419

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MARCH 31, 2000

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

As of May 1, 2000 the number of shares outstanding of the company's $.01 par value common stock was 8,691,049 and the number of shares of $.05 par value preference stock was 2,986.

                                 AMERALIA, INC.


                               INDEX TO FORM 10-Q




                                                                                                          Page
                                                                                                          ----
PART I:           FINANCIAL INFORMATION


Item 1:           Financial Statements

                  Balance Sheets - March 31, 2000 and June 30, 1999                                          1

                  Statements of Operations for the Quarters and Nine Months
                  ending March 31, 2000 & 1999 and from the beginning of
                  Development Stage on July 1,1992 to March 31, 2000                                         3

                  Statements of Cash Flows for the Nine Months ending
                  March 31, 2000 & 1999 and from the beginning of Development
                  Stage on July 1, 1992 to March 31, 2000                                                    4

                  Notes to Financial Statements                                                              6

Item 2:           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.                                                                 7


PART II:          OTHER INFORMATION

Item 2:           Changes in Securities                                                                      8

SIGNATURE                                                                                                    8

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS



                                                March 31         June 30
                                                  2000             1999
                                              -------------   -------------

ASSETS

Current Assets:

    Cash at bank                              $      79,502   $     312,104
    Restricted cash                                  91,971         991,305
    Prepaid expenses                                 62,284          30,082
    Interest receivable                               2,363           1,167
    Related party receivables                       103,508          43,008
                                              -------------   -------------

Total Current Assets:                         $     339,628   $   1,377,666

Fixed Assets                                  $      27,869   $      24,202

Other Assets:

    Lease acquisition and exploration costs   $   3,023,287   $   3,023,287
    Plant construction                            8,222,483       1,250,000
    Deferred financing costs                        520,466         110,000
    Note receivable - related party                  20,000          25,000
    Deposits                                         72,810          25,906
                                              -------------   -------------

Total Assets:                                 $  12,226,543   $   5,836,061
                                              =============   =============







                              (Continued over page)

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS


                                                                                   March 31         June 30
                                                                                     2000            1999
                                                                                 ------------    ------------

LIABILITIES & SHAREHOLDERS' FUNDS

Current liabilities:

    Accounts payable                                                             $    710,713    $    232,017
    Royalties payable                                                                 335,417         279,167
    Bank overdraft                                                                         --           5,702
    Accrued expenses                                                                   12,265          88,219
    Due to related parties                                                             46,798           9,333
    Notes payable - current portion                                                 5,504,000           4,000
    Interest payable                                                                   31,935           1,290
                                                                                 ------------    ------------

    Total current liabilities                                                    $  6,641,128    $    619,728

Long term liabilities                                                                      --              --
                                                                                 ------------    ------------

   Total liabilities                                                             $  6,641,128    $    619,728
                                                                                 ------------    ------------

Commitments and contingent liabilities                                                     --         303,800


SHAREHOLDERS' EQUITY

    Preferred stock, $0.05 par value;  1,000,000 authorized;                            2,986
       issued at March 31, 2000 and June 30, 1999:                                        149             149
    Common stock, $.01 par value; 100,000,000 shares authorized;
      Issued at March 31, 2000: 8,691,049 and at June 30, 1999: 7,659,766:             86,910          76,598
    Subscriptions receivable                                                          520,000              --
    Additional paid in capital                                                     18,994,434      16,545,797
    Accumulated deficit                                                           (14,016,078)    (11,710,011)
                                                                                 ------------    ------------

Total Shareholders' Funds:                                                       $  5,585,415    $  4,912,533
                                                                                 ------------    ------------

Total Liabilities & Shareholders' Equity:                                        $ 12,226,543    $  5,836,061
                                                                                 ============    ============


                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS



                                                                                                  From the
                                                                                                 Beginning of
                                                                                                 Development
                                       Qtr            Qtr         Nine mths      Nine mths        Stage on
                                     ending         ending         ending         ending       Jul 1, 1992 to
                                     Mar 31         Mar 31         Mar 31         Mar 31           Mar 31
                                      2000           1999           2000           1999             2000
                                   -----------    -----------    -----------    -----------    --------------

REVENUES                           $        --    $        --    $        --    $        --    $        --

EXPENSES
    General & administrative           568,558        421,913      1,596,615        904,258      7,662,727
    Depreciation & amortization        160,927          1,129        296,940          4,375        366,910
                                   -----------    -----------    -----------    -----------    -----------
Total Expenses:                    $   729,485    $   423,042    $ 1,893,555    $   908,633      8,029,637
                                   -----------    -----------    -----------    -----------    -----------
(LOSS) FROM OPERATIONS             $  (729,485)   $  (423,042)   $(1,893,555)   $  (908,633)   $(8,029,637)
                                   -----------    -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)
    Other income                            --             --             --             --             29
    Investment income                       --             --             --             --         89,760
    Interest income                      1,575          7,464         39,397         15,572        318,913
    Interest expense                  (120,080)        (4,199)      (227,960)       (17,467)      (865,008)
    Foreign currency gain (loss)            --          6,210             --         16,414        (63,572)
                                   -----------    -----------    -----------    -----------    -----------
    Total other income (expense)      (118,505)         9,475       (188,563)        14,519       (519,878)
                                   -----------    -----------    -----------    -----------    -----------
NET LOSS BEFORE
INCOME TAX EXPENSE                 $  (847,990)   $  (413,567)   $(2,082,118)   $  (894,114)   $(8,549,515)
                                   -----------    -----------    -----------    -----------    -----------
    Income tax expense                      --             --             --             --             --
                                   -----------    -----------    -----------    -----------    -----------
NET LOSS                           $  (847,990)   $  (413,567)   $(2,082,118)   $  (894,114)   $(8,549,515)
                                   -----------    -----------    -----------    -----------    -----------

BASIC NET LOSS PER SHARE           $     (0.10)   $     (0.06)   $     (0.25)   $     (0.14)

DILUTED NET LOSS PER SHARE         $     (0.07)   $     (0.04)   $     (0.19)   $     (0.10)

WEIGHTED AVERAGE
SHARES OUTSTANDING ('000)                8,375          6,996          8,175          6,489

FULLY DILUTED AVERAGE
SHARES OUTSTANDING ('000)               11,361          9,982         11,161          9,250

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS



                                                                                        From the
                                                                                      Beginning of
                                                                                       Development
                                                       Nine mths       Nine mths         Stage on
                                                        ending           ending       Jul 1, 1992 to
                                                        Mar 31           Mar 31           Mar 31
                                                         2000             1999             2000
                                                     -------------    -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                           $  (2,082,118)   $    (894,114)   $  (8,549,515)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Bad debt                                                    --               --          624,798
    Stock issued for services rendered                          --               --           65,000
    Depreciation & amortisation                            296,940            4,375          376,488
    Exchange (gain) loss                                   (16,414)        (168,556)
Change in Operating Assets and Liabilities:
    (Increase) Decrease in:
      Prepayments                                               --               --           18,000
      Notes receivable                                          --               --        1,300,497
      Restricted cash                                      899,334               --          (91,971)
      Accounts & interest receivable                        (1,196)              --           (1,698)
      Related parties receivables                          (60,500)        (175,996)        (103,508)
      Prepaid expenses                                     (32,202)         (41,400)         (62,284)
      Deposits                                             (46,904)              --          (72,810)
      Other assets                                        (119,526)              --         (229,526)
    Increase (decrease) in:
      Bank overdraft                                        (5,702)              --               --
      Due to related parties                                37,465          (31,728)         (34,504)
      Accounts payable                                     174,896            6,473          685,609
      Accrued expenses                                     (75,954)              --          (56,118)
      Royalties payable                                     56,250           56,250          297,917
      Interest payable                                      30,645              430          (87,131)
                                                     -------------    -------------    -------------

Cash flows from operating activities                      (928,572)      (1,092,124)      (6,089,312)

CASH FLOWS FROM INVESTING ACTIVITIES

    Lease exploration & development expenditure                 --         (390,000)      (2,177,890)
    Plant construction                                  (5,672,483)              --       (6,922,483)
    Purchase of property & equipment                       (11,547)         (17,148)        (103,076)
    Cash paid on note receivable - related                   5,000          (25,000)         (20,000)
    Liquidation of RIT investment                               --               --          418,346
    Cash received from notes receivable                         --               --         (144,853)
                                                     -------------    -------------    -------------
Cash flows from investing activities                    (5,679,030)        (432,148)      (8,949,956)

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS


                                                                                                From the
                                                                                               Beginning of
                                                                                               Development
                                                                   Nine mths     Nine mths      Stage on
                                                                    ending        ending      Jul 1, 1992 to
                                                                    Mar 31        Mar 31          Mar 31
                                                                     2000          1999            2000
                                                                 -----------    -----------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Cash received from issuance of stock                         $   875,000    $ 3,570,224    $ 9,166,596
    Additional capital contributed                                        --             --        307,372
    Cash received from notes                                       5,500,000             --      6,257,222
    Payments on notes                                                     --         (9,278)    (612,658))
                                                                 -----------    -----------    -----------

Cash flows from financing activities                               6,375,000      3,560,946     15,118,532

NET INCREASE (DECREASE) IN CASH                                     (232,602)     2,036,674         79,264

Cash and cash equivalents at beginning of period                     312,104        707,199            238
                                                                 -----------    -----------    -----------

Cash and cash equivalents at end of period                       $    79,502    $ 2,743,873    $    79,502
                                                                 ===========    ===========    ===========



SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

    Income taxes                                                 $        --    $        --    $        --
    Interest                                                     $   197,315    $    17,037    $   476,688

NON CASH FINANCING ACTIVITIES

    Common stock issued for payment of obligations               $   223,950    $   223,750    $   832,731
    Common stock issued for services rendered                    $        --    $        --    $    65,000
    Payment of preferred stock dividends through
      the issuance of additional common and preferred stock      $        --    $   209,215    $ 1,294,113

                                 AMERALIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                   As at March 31, 2000 and June 30, 1999 and
                  for the Periods ended March 31, 2000 and 1999


NOTE 1. MANAGEMENT ADJUSTMENTS

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with AmerAlia's June 30, 1999 Annual Report on Form 10-K. The results of operations for the periods ended March 31, 2000 and 1999 are not necessarily indicative of operating results for the full years.

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

                                 AMERALIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The future conduct of AmerAlia is dependent upon a number of factors and there is no assurance that AmerAlia will be able to conduct its operations as contemplated in this report. Certain statements contained in this report using the terms 'may', 'expects to', and other terms denoting future possibilities, are forward-looking statements. The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks which are beyond AmerAlia's ability to predict or control. These risks can cause actual results to differ materially from the projections or estimates contained in this report. These risks include, but are not limited to, the possibility that the described operations, reserves, or exploration or production activities will not be completed on economic terms, if at all, as well as our significant working capital deficit at March 31, 2000 and other risks described below and in our annual report on Form 10-K for the year ended June 30, 1999. The exploration, development and mining of mineral properties is an enterprise attendant with high risk. Many of these risks are described in this report and it is important that each person reviewing this report understands the significant risks which accompany the establishment of AmerAlia's proposed operations.

Liquidity and Capital Resources

         AmerAlia does not generate any operating income and, therefore, continues to rely on raising capital from its existing shareholders and from private offerings of its securities. During the nine months to March 31, 2000 we borrowed $5.2 million from a commercial bank and $300,000 from an unaffiliated investor; and raised $875,000 from the sale of common stock for cash to accredited investors. The commercial bank loans are guaranteed by AmerAlia's principal shareholder as explained in our current filing on Form 10K at Item 13(a) - "Certain Relationships and Related Party Transactions". Additional funding of $230,000 was derived through an increase in accounts and royalties payable and a further $68,000 through increases in interest payable and liabilities to related parties.

         At March 31, 2000, AmerAlia had a working capital deficit of $6.3 million as a result of our short term bank loan and other current liabilities. We are continuing our efforts to complete the construction of our processing plant near Rifle, Colorado under the Design/Build Agreement with US Filter for a fixed price of $33.2 million; but we are dependent on raising a significant amount of additional capital before we will be able to achieve that objective. We are continuing to seek permanent financing acceptable to US Filter so that US Filter will advance the funds necessary to complete the construction of the plant. We have been negotiating with several different financing sources and we are continuing negotiations with one financing source for the necessary permanent financing, but we have not received approval for financing and we cannot offer any assurance that our negotiations with this source, or any other source, will be successful. In the past and recently, AmerAlia has been able to pay its current liabilities as they have become due through financing provided by accredited investors and by extending the maturity date of certain obligations, although certain of our obligations are past due. AmerAlia will attempt to meet its current obligations through funds made available to it by shareholders and other accredited investors.

         Under its Design/Build Agreement with US Filter, funding has been held in an Escrow account. This funding has now been paid to US Filter to progress the design and construction of the facilities proposed for the Rock School Lease. A total of $5.1 million has been paid to US Filter in the nine months to March 31, 2000 and a further $420,000 expended in the drilling of holes on the lease. In addition, the Bureau of Land

Management has now issued the necessary permits to enable construction on the lease to proceed. The costs of obtaining these permits have been written off in the company's accounts. Funding has also been applied to sustaining the operating loss for the period, and increases of $60,500 in related party receivables, $32,000 in prepaid expenses, $47,000 in prepaid expenses and $120,000 in deferred financing costs. Accrued expenses have been reduced by $76,000. The company has incurred costs in establishing its debt facilities as discussed above. Of these costs, $520,000 will be satisfied by the issuance of shares based on a formula related to the company's share price. This liability is recorded as Subscriptions Receivable in the Company's accounts.

Results of Operations

         The Company's net loss for the quarter was $848,600 compared with $413,600 for the same period of the previous year. For the nine month period to March 31, the loss was $2,082,000 compared with $894,100 for the prior period. The increase is due to higher staffing, consultant and travelling costs expected to continue as the company increases its efforts to fund and develop its operating facilities as discussed above. However, as the level of debt carried by the company has increased significantly, interest expense has increased to $120,080 for the December quarter ($227,960 for the nine months). A contingent liability disclosed in the company's accounts at June 30, 1999 for $303,800 as a result of a dispute with a contractor was settled in January 2000 for $250,000.

Impact of Inflation

         The Company believes that its activities are not materially affected by inflation.

PART II: OTHER INFORMATION

Item 2:  Changes in Securities

         During the quarter ended March 31, 2000, 74,650 shares of common stock were issued in lieu of $74,650 of dividends on Series E Preferred Stock and an additional 100,000 shares were issued to an accredited investor for cash. Another 24,000 shares were issued in satisfaction of loan establishment fees and 433,333 shares were issued to an accredited investor in connection with a construction contract valued at $1.3 million.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                    AMERALIA, INC.


May 15, 2000                        By: /s/ Robert van Mourik
                                        ----------------------------------------
                                    Robert van Mourik
                                    Executive Vice President, Chief Financial
                                    Officer and principal financial and
                                    accounting officer.

                                 EXHIBIT INDEX



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
 27                 Financial Data Schedule