Form 10-K
period 2000-06-30
AMERALIA INC
filed 2000-09-27
CIK 811419

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended June 30, 2000
OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-15474

                                 AMERALIA, INC.
                                 --------------
               (Exact name of Company as specified in its charter)

           Utah                                                 87-0403973
-------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

                  311 Raleigh Road, Kenilworth, Illinois 60043
                  ---------------------------------------------
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

Revenues for the fiscal year ending June 30, 2000:                       Nil.

Shares of common stock, $.01 par value, outstanding as of June 30, 2000:
8,765,699. Aggregate market value of the voting stock held by non-affiliates of AmerAlia as of June 30, 2000 was approximately $9,295,800. The estimate is based on the last sale price per share and an estimated 4,957,800 shares held by non-affiliates.

Documents incorporated by reference:  NONE

                                     PART I

ITEM 1.  BUSINESS

(a)      GENERAL DEVELOPMENT OF THE BUSINESS

         AmerAlia, Inc. was incorporated as a Utah corporation on June 7, 1983. AmerAlia was originally incorporated under the name "Computer Learning Software, Inc." and changed its name to AmerAlia, Inc. in January 1984.

         AmerAlia has been attempting to establish a chemical business for the mining and manufacture of sodium bicarbonate and related products since 1989 when AmerAlia purchased an interest in a federal sodium lease in Rio Blanco County, Colorado. AmerAlia acquired this lease in 1992. This lease contains a naturally occurring, rare deposit of sodium bicarbonate, commonly known as baking soda. AmerAlia's immediate objective is to raise sufficient funding to construct a plant and commence operations.

         AmerAlia's primary goal is to recover sodium bicarbonate from the lease for sale initially to the animal feed market and then to the industrial, pharmaceutical and food grade markets. Animal feed quality sodium bicarbonate is a lower grade product with a current market price averaging approximately $240 per ton delivered. Sodium bicarbonate is used in the preparation of animal feed mixes where it acts as a rumen buffer to increase dairy cow milk production. There are numerous other markets for sodium bicarbonate. These other markets include pharmaceutical and food grade use of sodium bicarbonate. The production of sodium bicarbonate also enables the production of soda ash, caustic soda and other sodium chemicals widely used in the manufacture of glass, detergents and a variety of inorganic and organic chemicals. Sodium bicarbonate is used as a reagent for flue gas desulfurization.

         AmerAlia submitted its mining and development plans to the Bureau of Land Management and also submitted applications for all necessary associated permits to other regulatory agencies of the federal, state and county administrations. The BLM approved our mine plan to construct a solution mine utilizing three solution cavities on our Rock School Lease in Northwest Colorado. The BLM issued its Decision Record on December 3, 1999 after the BLM produced an environmental assessment and reached a finding that the project would have no significant environmental impact. The BLM did not receive any appeals during the mandatory appeal period. Combined with the permits we have received from state and local agencies, the BLM action allows us to begin construction on the lease.

         The BLM also approved on December 1, 1999 our request to install groundwater monitoring wells on a portion of the lease. We have now completed five monitoring wells. The stratigraphy and aquifers encountered in these wells were consistent with previous wells drilled in the resource. The purpose of the wells is to collect base line water data as a prelude to our solution mining operations.

         In May, 1999 AmerAlia entered into a Design/Build Agreement with U.S. Filter Wastewater Group, Inc. of Naperville, Illinois to design and construct Phase I of a 150,000 ton per year sodium bicarbonate mining and processing plant for a cost not to exceed $32 million ($33.2 million after an amendment to the contract). With amendments and delays, this cost may be higher by the time of completion. Under the contact, we paid an initial $6.4 million to US Filter. We are obliged to pay the balance at end of construction and after a production rate of 50,000 tons per year has been achieved. US Filter requires us to obtain long term financing for costs in excess of $6.4 million before US Filter will advance construction financing. As a result of the $6.4 million we have advanced to US Filter, engineering and procurement is 50% complete, most critical delivery equipment and materials have been purchased and we are ready to begin field construction. Some of the major plant items are now wholly or partially fabricated. These include the crystallizers, centrifuge, product dryer, storage silos and similar equipment. No construction has occurred on the ground, and U.S. Filter is in a "stand by" capacity with respect to this project until we are able to obtain adequate long-term financing.

         Our ability to commence on-site construction is dependent upon either being able to secure long term financing to repay US Filter's construction loan, or to obtain a significant amount of debt and equity capital to continue plant construction. Interested lenders have been waiting for an independent review of the project by R.W. Beck, Engineers, and TvanF Associates, as marketing sub-consultant. On April 24, 2000 they submitted their report. This report assessed the proposed solution mining, plant design, marketing prospects and financial feasibility of the project. They have, amongst other things, concluded that the proposed project is technically feasible and should support a long term debt of $32 million with a conservative debt service coverage ratio, based on selling all of the proposed output for animal feed grade alone. While we intend to concentrate in the initial years on the animal feed markets as evaluated by Beck, AmerAlia also anticipates higher production rates and selling to higher value sodium bicarbonate markets.

         The Beck report has now formed the basis of an information memorandum and detailed financial projections provided to selected institutional and non-institutional lenders in September 2000, for the purpose of securing long term financing to repay the construction finance U.S. Filter has conditionally agreed to advance. These documents and models have also been provided to Fitch IBCA, Duff & Phelps for the purpose of their rating our long-term debt. We believe that having Fitch assess a rating for our proposed debt instrument will assist us in securing long-term finance. At the date of this report, we do not have Fitch's preliminary assessment and we are awaiting expressions of interest from prospective lenders. We anticipate having to raise approximately $50 million in new debt and equity to fund construction and associated outlays. Whilst we are discussing our proposals with various lenders and investors, we have not concluded any agreements to raise these funds.

         AmerAlia has not been involved in any bankruptcy, receivership, or similar proceedings.

Forward Looking Statements and Risk Factors

         AmerAlia's future conduct depends on a number of factors beyond our control, therefore, we cannot offer any assurance we will be able to conduct AmerAlia's operations as we contemplate in this report. This report contains various statements using the terms "may", "expects to", and other terms denoting future possibilities. They are forward-looking statements. We cannot guarantee the accuracy of these statements as they are subject to a variety of risks beyond AmerAlia's ability to predict or control. These risks may cause actual results to differ materially from the projections or estimates contained in this report. These risks include, but are not limited to, the possibility the described operations, reserves, exploration or production activities will not be completed on economic terms, if at all. Undertaking exploration, development and mining of mineral properties, significant construction projects, and the manufacture and marketing of chemical products is risky. Many of these risks are described in this report and it is important that each person reviewing this report understands the significant risks accompanying the establishment of AmerAlia's proposed operations. These risks and factors include:

    o As a result of the $6.4 million we have advanced to US Filter, engineering and procurement is 50% complete, most critical delivery equipment and materials have been purchased and (subject to adequate funding) we are ready to begin field construction. However, we do not expect US Filter will provide the construction funding under the Design/Build agreement unless AmerAlia can establish adequate long-term financing which is a condition of the Design/Build Agreement. Consequently, if we cannot obtain this financing we will not be able to achieve our corporate objectives. AmerAlia will incur significant penalties if the US Filter construction program does not proceed and it will have spent millions of dollars of corporate funds on the preliminary design and construction activities. US Filter holds a security interest in the Rock School Lease.

    o AmerAlia has not negotiated long term employment and compensation arrangements with its officers, other than with its Vice President, Operations, pending resolution of long-term financing.

    o As noted above, AmerAlia needs a significant amount of debt and equity financing to be able to commence construction of the processing plant and the solution mine in the field. Although

         AmerAlia has been seeking such financing for more than the past two years, it has been unable to conclude definitive arrangements for any such financing, other than the funding it has raised to complete work concluded so far.

    o AmerAlia historically has had, and continues to have, operating losses and significant working capital shortages. Until we can generate revenues from operations we must raise further debt and equity capital to fund operating losses. AmerAlia's stock has historically been quoted on the Nasdaq SmallCap stock market that has provided accredited investors purchasing equity prospects of liquidity. Should AmerAlia's stock be removed from the Nasdaq SmallCap stock market for any reason, it will likely be more difficult for AmerAlia to conclude the necessary fund-raising.

    o AmerAlia's lease is due for renewal on July 1, 2001. The lease requires sodium be produced in paying quantities for the lease to be renewed. Our understanding of BLM general practice is that the conduct of our activities proceeding to plant construction will be sufficient to enable a lease renewal. However, if there is a change in the interpretation of the lease conditions, then the BLM may depart from past practice and not renew the lease.

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

    o We have limited commitments from prospective purchasers of sodium bicarbonate when we commence production.

(b)       BUSINESS OF ISSUER

         AmerAlia is currently involved in only one industry segment: seeking to finance and construct a solution mining facility and processing plant for the manufacture of sodium bicarbonate.

General Discussion

         The Piceance Creek Basin. AmerAlia is one of three companies holding federal leases granted within the Piceance Creek Basin in Rio Blanco County, Colorado. The Piceance Creek Basin covers a unique, major natural resource of nahcolite, a mineral form of naturally occurring sodium bicarbonate.

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

         AmerAlia's core drilling and evaluation project, conducted in 1996, demonstrated the lateral continuity of this deposit beneath much of the Rock School Lease. We believe it is reasonable to assume that the concentrations found in the Dunn 20-1 hole also exist beneath much of the Rock School Lease. This project was conducted to better determine the extent of mineralization and the strength of the rocks in the proposed solution mining area. The project identified a nahcolite mining interval with a vertical height of 510 feet. The concentration within the interval averaged 26.4% nahcolite. AmerAlia engaged an independent consulting firm, Agapito & Associates, to supervise the core hole drilling and to conduct studies on core assays, mining interval, cavity design, rock strength and geological evaluation.

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

         The Sodium Bicarbonate Market.

         In 1998, AmerAlia commissioned Harriman Chemsault Ltd., a London based marketing consultancy specialising in the chlor-alkali sector of the chemical industry, to provide a study of the global market for sodium bicarbonate with special emphasis on the United States. A further marketing study prepared by TvanF Associates in July 1999 and updated for R.W. Beck, Engineers in April, 2000 reaffirmed the findings of the initial study. The existing and long established market for sodium bicarbonate is principally for food grade, animal feed and commercial usage with delivered sale prices of $200-400 per ton, depending on grade. This market is dominated by a few suppliers producing synthetic sodium bicarbonate from soda ash (sodium carbonate). They sell their product under well-established brand names. Based on publicly available information, AmerAlia believes the cost of producing synthetic sodium bicarbonate exceeds $150 per ton. The United States and Canadian markets currently absorb about 520,000 tons of sodium bicarbonate annually for the animal feed market, industrial markets, food-grade sodium bicarbonate and for pharmaceutical uses. The animal feed market, with delivered prices of approximately $240 per ton, accounts for approximately 135,000 tons of this usage.

         Both the animal feed and the pharmaceutical grade markets are experiencing modest growth. If we are able to commence production of sodium bicarbonate (itself, subject to a number of risks), we plan initially to supply the animal feed market. Small amounts of sodium bicarbonate in feed rations re-establish normal rumen balance thereby controlling acidotic stress conditions in a manner similar to antacids in humans. This increases yields of both milk and butter fat in the dairy industry.

         Marketing Arrangements. We are aware that distributors experience constant difficulties sourcing secure long-term supplies of animal feed grade sodium bicarbonate. AmerAlia has non-binding agreements with two long-standing distributors of sodium bicarbonate to the livestock industry. Neither of these distributors has any obligation to purchase sodium bicarbonate from AmerAlia. If the distributors choose to take production from AmerAlia when it is available, they will have exclusive arrangements with AmerAlia to supply the animal feed market and the opportunity to acquire sodium bicarbonate from AmerAlia at a wholesale price. The contracts become effective only when the buyers place their first order after AmerAlia commences production. At this time, AmerAlia cannot reliably estimate when it will have product for sale. AmerAlia has also received a letter of intent from a third distributor indicating a capacity to distribute additional tonnage of sodium bicarbonate. These distributors cover most of the United States and Canada.

         Competition. Any production by AmerAlia or any other person from the Rock School Lease will be marketed in traditional sodium bicarbonate markets in competition with large and well-established companies. The animal feed market is subject to competition from other suppliers of sodium bicarbonate and alternative rumen buffers. The resources of those companies far exceed those of AmerAlia.

         Based on preliminary engineering models, we believe that AmerAlia will have a cost advantage over producers of sodium bicarbonate using soda ash as a raw material. There is a number of synthetic animal feed supplements which compete with sodium bicarbonate. Based on our informal surveys, we believe the animal feed market will prefer to use naturally occurring sodium bicarbonate over a synthetic alternative. If our plans prove to be accurate, AmerAlia's production costs should allow AmerAlia to have a significant cost advantage in the animal feed market.

         Two unaffiliated companies hold adjacent or nearby sodium leases issued by the BLM. The adjacent lease is owned by White River Nahcolite Minerals, a wholly owned subsidiary of IMC Global, Inc. American Soda, L.L.P. (formerly NaTrona Resources, Inc.) owns another lease issued January 1, 1992. Although the sodium resource in the Piceance Creek Basin is believed to be of substantial size, the AmerAlia, White River and American Soda leases are the only leases currently issued by the BLM. We do not regard competition in the long term as being significant since we believe the market can absorb the anticipated production and high cost producers will yield market share.

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

         On December 10, 1992 AmerAlia purchased the Rock School Lease from Kinder. Kinder and AmerAlia amended the acquisition terms in January, 1996. AmerAlia has certain remaining obligations to pay to Kinder:

         o    a minimum annual royalty of $75,000;

         o    a production royalty equal to $1.50 per ton of production;

         o    an annual consulting fee of $25,000; and

         o if the minimum royalty exceeds the production royalty payable, then a credit is carried forward and allowed against any future production royalties.

The BLM approved Kinder's assignment of the Rock School Lease effective January 1, 1996.

         Rock School Lease -- Terms. The current term of the Rock School lease is due for renewal in June 2001. As leaseholder, AmerAlia has a preferential right to renew the lease, but this right is subject to numerous requirements. The most significant requires that AmerAlia must be producing sodium bicarbonate from the lease "in paying quantities." As we have discussed above in Item 1, we believe BLM general practice is that the conduct of our activities proceeding to plant construction will be sufficient to enable a lease renewal. This lease can be renewed in perpetuity if we conduct operations on the lease and comply with the terms and conditions of the lease.

         AmerAlia pays rent to the BLM annually in advance at the rate of $1 per acre. If AmerAlia succeeds in its business plan and produces sodium bicarbonate from the lease, AmerAlia will have to pay the BLM a 5% production royalty.

         Exploration and Development Work To Date. When AmerAlia acquired the Denison interest in the Rock School Lease in 1989, approximately $493,000 had already been invested in various geological, engineering and marketing studies associated with developing the resource. Since then and through June 30, 2000, AmerAlia has invested a further $2,322,000 in direct expenditures for further geological and engineering studies including drilling a core hole, legal expenses, technical consultants, and advances to the BLM to advance the project's development. These expenditures, which do not include the acquisition cost of the lease, have been capitalized in AmerAlia's financial statements. Further capitalised expenditures include $6,995,000 paid to US Filter and others through June 30, 2000 to design the operating facility and to commence off-site fabrication of certain components for the plant.

         In addition to these expenditures, there were other direct expenditures incurred by AmerAlia in negotiating with and meeting prospective joint venture partners, investors, financiers, customers and construction contractors. These amounts have been written off in AmerAlia's accounts.

         Our principal efforts are directed towards meeting the requirements of the permitting agencies and proceeding with our plant construction. Because the Piceance Creek Basin is known to contain a substantial amount of oil shale, the BLM has prohibited mining operations adversely affecting oil shale. The federal agency has, however, accepted the proposed solution mining method and has approved a 50,000 tons per year initial mining operation. The BLM asked AmerAlia to drill a core hole on the Rock School Lease and obtain site specific underground data prior to the commencement of operations.

         AmerAlia drilled this core hole in early 1996. The drill encountered nahcolite in three separate resource intervals over a depth of 510 feet, averaging 26.4% nahcolite. AmerAlia engaged Agapito & Associates to supervise the core hole drilling and to conduct studies on core assays, rock strength and geological evaluation. We submitted this report to the BLM and to other regulatory agencies of the federal, state and county administrations. The BLM issued its Decision Record on December 3, 1999 after the BLM produced an environmental assessment and reached a finding that the project would have no significant environmental impact. The BLM did not receive any appeals during the mandatory appeal period. Combined with the permits we have received from state and local agencies, the BLM action allows us to begin construction on the lease.

         The BLM also approved on December 1, 1999 our request to install groundwater monitoring wells on a portion of the lease. We have now completed five monitoring wells. The stratigraphy and aquifers encountered in these wells were consistent with previous wells drilled in the resource. The purpose of the wells is to collect base line water data as a prelude to our solution mining operations. Should we wish to expand our production beyond 50,000 tons per year, we may be required to produce an Environmental Impact Statement. If required, this will be expensive and time consuming and we shall undertake that in conjunction with obtaining operational data from the initial 50,000 tons per year project.

         Proposed Development Program. The plan submitted to the BLM for approval envisages the development of the resource in stages starting with a plant to produce 50,000 tons per year and then expanding the initial facility to 150,000 tons per year. Production will be from a 500 foot thick zone at a depth of 2,000 feet to 2,500 feet. Weak liquor will be injected into the nahcolite bearing rock; the nahcolite will dissolve and be brought to the surface in solution where it will be recrystallized and dried prior to despatch. This solution mining technology has been previously tested in the same resource by Shell Oil (1970-1972) and found to be feasible. Solution mining in other resources is well established. AmerAlia's cash cost of production is expected to be about one-half of the estimated existing industry average cash costs.

         In May 1999, we entered into an agreement with US Filter for the design and construction of the plant and related facilities for no more than $33.2 million. Under the agreement, US Filter will guarantee the performance of the plant and related facilities, but will not guarantee that the underground facilities will produce sodium bicarbonate in solution satisfactory to feed the plant. US Filter also agreed to finance the design and construction of the plant and related facilities subject, however, to two principal conditions:

    o First, AmerAlia was obliged to place $6.4 million into an escrow account to fund design and engineering expenses until AmerAlia was able to obtain a firm commitment for permanent financing (although we have deposited the required funds, we have not obtained the firm financing commitment as described below); and

    o Before US Filter will advance any expenses to AmerAlia under the terms of the agreement, AmerAlia must obtain a permanent financing commitment that is acceptable to US Filter. US Filter has advised AmerAlia an acceptable financing commitment must not be subject to conditions other than the performance of the plant. Under the Design/Build agreement we were required to provide acceptable financing by August 15, 1999. We have not met this condition, however, US Filter has not declared a default under the agreement and we are continuing negotiations with prospective financiers to establish a facility satisfactory to US Filter.

    o Also before US Filter will advance any expenses under the terms of the agreement, AmerAlia was obligated to obtain all necessary permits, bring electricity to the property, and take certain other actions. While AmerAlia believes it has all material permits necessary for the plant construction, there are certain other aspects of the agreement which are overdue and must yet be met. Among these overdue obligations are AmerAlia's obligations to supply water, natural gas and electricity to the site.

         If AmerAlia is not able to obtain outside financing for the project, or if it is unable to obtain all necessary permits, it may not be able to complete the development of the property and commence production.

         Access. The Rock School Lease is accessible by existing state and county roads. About 1.3 miles of new road is needed to access the production facility. Marathon Oil has granted an access easement on its land reducing the length of the new facility access road construction needed. These roads will often be covered with snow in the winter.

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

ITEM 3.  LEGAL PROCEEDINGS

AmerAlia v. Marvin Hudson

         In June 1999, Marvin Hudson filed a complaint against AmerAlia, Inc. in the United States District Court for the District of Colorado (civ. act. no. 99-M-1203) (the "Federal Action"). In this complaint, Mr. Hudson also named Bill
H. Gunn, Robert C.J. van Mourik, and Neil E. Summerson, individually and as officers and directors of AmerAlia. None of the individuals were served. Mr. Hudson alleged several causes of action in the Federal Action:

         "Breach of Contract" in which Mr. Hudson alleged that he had been employed by AmerAlia pursuant to an employment contract executed by Mr. Gunn in 1996 on behalf of AmerAlia which AmerAlia breached when it allegedly terminated Mr. Hudson's employment in June 1998. Mr. Hudson alleged that this employment contract provided for a salary of $80,000 per year, options to purchase 30,000 shares of common stock per year, and 200,000 stock appreciation rights.

         In the Federal Action, Mr. Hudson also claimed damages for "Willful and Wanton Breach of Contract" and "Wrongful Termination."

         After several pleadings were filed in this federal court action, but before any substantive discovery had been performed, the federal court dismissed the Federal Action without prejudice in October 1999.

         In July 1999, AmerAlia filed a complaint against Mr. Hudson in the Colorado District Court for Arapahoe County, Colorado (civ. act. no. 99-CV-2207) (the "State Action"). As claims for relief against Mr. Hudson, AmerAlia alleged:

         that the employment contract allegedly entered into between AmerAlia and Mr. Hudson were forgeries or procured by fraud or duress and, therefore, not enforceable (the "Fraudulent Employment Contracts"); and

         that Mr. Hudson had converted to his own use funds, documents, personal property, and equipment belonging to AmerAlia ("Conversion");

         In the State Action, AmerAlia has sought damages and exemplary damages against Mr. Hudson, as well as an injunction and an accounting. Mr. Hudson sought to remove this action to the Federal Court, but the Federal Court remanded it back to the Arapahoe County District Court. In November 1999 the Arapahoe County District Court granted Mr. Hudson's motion to change venue of the State Action to El Paso County, Colorado where it was assigned case no. 99-CV-3050 in Division 5.

         In December 1999 Mr. Hudson filed an answer with counterclaims in the State Action in which he denied the material allegations of AmerAlia's complaint and re-alleged the Breach of Contract Action, Willful and Wanton Breach of Contract, and Wrongful Discharge. At that time, Mr. Hudson also alleged violation of the Colorado Wage Claim Act (Section 8-4-101 et seq.) and common law fraud. As he had done in the Federal Action, Mr. Hudson also named Messrs. Gunn, van Mourik and Summerson individually and as officers and directors of AmerAlia.

         Mr. Hudson served his answer and counterclaim on AmerAlia in December 1999, and AmerAlia replied denying all of Mr. Hudson's material allegations. Mr. Hudson did not serve Mr. Gunn with the complaint until June 2000, and has not yet served any other defendant. Mr. Gunn filed a reply in July 2000 denying all of Mr. Hudson's material allegations.

         This case has not been set for trial, and no discovery has taken place as yet. Consequently, although AmerAlia believes it has meritorious claims against Mr. Hudson and will defend its position vigorously, it is premature to predict the possible outcome to this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         AmerAlia held an annual meeting of its shareholders on June 23, 2000. Messrs. Gunn, Woolard, van Mourik, Summerson, Cameron and Murphy were elected to the Board of Directors. Votes were cast for the directors as follows:

                                     VOTES FOR      ABSTAIN
                                     ---------      -------
         Bill H. Gunn                9,071,035      1,034,000
         John F. Woolard             9,491,060         76,175
         Robert C. J. van Mourik     9,062,060      1,043,175
         Neil E. Summerson           9,062,060      1,043,175
         Robert A. Cameron           9,062,060      1,043,175
         Geoffrey C. Murphy          9,491,060         76,175

         No other matters were presented to the shareholders for action.

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

                                                                AVERAGE
                           FOR THE QUARTER ENDED                SALE PRICE
                           ---------------------                ----------
                           September 30, 1998                     $1.45
                           December 31, 1998                      $1.25
                           March 31, 1999                         $1.50
                           June 30, 1999                          $3.00
                           September 30, 1999                     $3.00
                           December 31, 1999                      $2.86
                           March 31, 2000                         $2.91
                           June 30, 2000                          $2.14

(b)      HOLDERS.

         (b)(1) The number of record holders of AmerAlia's common stock on June 30, 2000 was approximately 460. (This does not include an indeterminate number of shareholders whose shares are held by brokers in street name.)

         (b)(2)   Not applicable.

(c)      DIVIDENDS

         AmerAlia has not paid dividends on its common stock and has no plans to pay cash dividends in the future. AmerAlia's ability to pay dividends to holders of its common stock is limited as a result of the issue of its outstanding shares of Series E Preferred Stock.

RECENT SALES OF UNREGISTERED SECURITIES.

         On August 12, 1999, AmerAlia issued 250,000 shares of its restricted common stock for a total investment of $625,000 ($2.50 per share). Each of the investors was an accredited investor. The offering was made under the exemptions from registration under sections 4(2) and 4(6) of the Securities Act of 1933, and Rule 506 of Regulation D. No underwriter or finder was involved in this transaction.

         In January 2000, AmerAlia issued 100,000 shares to an accredited investor for an investment of $250,000. No underwriter or finder participated in the offering of these shares. The offering was made under the exemptions from registration under sections 4(2) and 4(6) of the Securities Act of 1933, and Rule 506 of Regulation D.

         In March 2000, AmerAlia issued 24,000 shares of its restricted common stock to Charles D. O'Kieffe as a fee for lending AmerAlia $300,000 with interest at the prime lending rate of the Harris Bank, Chicago. Mr. O'Kieffe advanced the funds in October 1999 and repayment is due October 29, 2000. Mr. O'Kieffe is an accredited investor and an existing shareholder of AmerAlia. The offering was made under the exemption from registration found in Section 4(2) of the Securities Act of 1933. No underwriter or finder was involved in this transaction.

         In January 2000, AmerAlia issued 433,333 shares of its restricted common stock to Industrial Solutions, Inc. ("ISI"), a contractor performing work for us on our Rock School Project. ISI accepted these shares in lieu of a cash payment. ISI represented to us that it is an accredited investor and, therefore, the offering was made under the exemption from registration found in Section 4(6) of the Securities Act of 1933. No underwriter or finder was involved in this transaction.

         During the fiscal year ended June 30, 2000, dividends aggregating $298,600 became payable to the holders of the Series E Preferred Stock. AmerAlia paid, or will pay, these dividends to the holders of the Series E Preferred Stock through the issuance of 298,600 shares of its restricted common stock.


ITEM 6.  SELECTED FINANCIAL DATA.

         The following information has been derived from AmerAlia's financial statements. The financial statements attached to this annual report on Form 10-K were prepared in accordance with Regulation S-B.


                             SELECTED FINANCIAL DATA
                         AMOUNTS IN THOUSANDS OF DOLLARS
                             (EXCEPT PER SHARE DATA)
                               YEAR ENDED JUNE 30
                      2000        1999         1998        1997        1996
                      ----        ----         ----        ----        ----
Revenues                 --          --          --          --          --
Net Loss             (2,234)     (1,902)       (550)       (769)       (751)
Loss per Share         (.27)       (.31)       (.13)       (.26)       (.28)
Total Assets         11,092       5,836       3,500       3,008       3,608
Total Current
 Assets                  93       1,378         725          12           2
Total Current
 Liabilities          7,479         923         819         650       1,481
Long Term Debt           --          --          --           4           9
Shareholders'
 Equity               3,613       4,913       2,681       2,354       2,118
Weighted Average
 No. of Shares        8,270       6,230       4,313       3,014       2,653

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

JUNE 30, 2000 AS COMPARED TO JUNE 30, 1999:

         During the year ended June 30, 2000, AmerAlia incurred significant working capital shortages which it resolved through borrowings and sales of its capital stock to accredited investors. AmerAlia:

             o raised $875,000 through the sale of common stock to accredited investors;

             o borrowed $300,000 from Charles D. O'Kieffe, a shareholder, in October 1999; and

             o borrowed $5.2 million from NationsBank, N.A. (now Bank of America) in two increments in September 1999 and January 2000.

         In July 2000, we borrowed a further $2.126 million from Bank of America under the same terms and conditions. These Bank of America loans are guaranteed by AmerAlia's principal shareholder for a fee payable in restricted shares as explained at Item 13(a) Certain Relationships and Related Party Transactions under "Guaranty Agreement". The number of shares of restricted common stock to be issued to pay the fee is based upon future market prices of the Company's common stock, hence the obligation to pay the guarantee fee is recorded as a current liability in the Company's financial statements until the shares are issued. This liability for the fee was $520,000 at June 30, 2000, and the aggregate liability to the Bank of America was $5,200,000. In conjunction with the renegotiation of the guaranty fees, the term of this aggregated loan has been extended to September 2001.

         AmerAlia met its working capital requirements in excess of these borrowings in a number of ways during the past fiscal year, and these are continuing into the 2001 fiscal year.

             o AmerAlia has deferred paying some accounts and royalties payable. This includes approximately $466,667 at June 30, 2000, in minimum royalties and consulting fees due to Kinder, the vendor of the lease for our Rock School Project. This obligation is not secured by our property, Kinder has not demanded payment of these amounts, and we intend to bring this account current when adequate funds are available.

             o In July 2000 we paid the Bank of America $109,525 interest that was due on June 30, 2000.

             o Throughout the year, we deferred paying $122,429 to various related parties for directors fees and other compensation due them. We intend to pay these fees when adequate funds are available.

         During the year, we also issued 433,333 shares of our restricted common stock to a contractor to prepay certain construction costs with a value to AmerAlia of $1.3 million. As plant construction progresses we shall bring this prepayment to account as capitalised construction expenditure.

         At the beginning of the year we held $991,305 in an escrow account for US Filter under our Design/Build Agreement. During the year, we paid this money together with an additional $4,753,337 to US Filter to progress their plant design activities and to fabricate plant and equipment. We expended a further $541,980 in engineering, consulting, legal, and other fees and costs to obtain the BLM Decision Record that enables us commence on-site construction, subject to our raising satisfactory long-term financing. These costs were capitalised in our accounts as they contributed to a definable improvement in the value of the Rock School Lease.

         In the 1999 fiscal year, we expended approximately $600,000 for the same purpose but as the BLM decision outcome was unresolved at the end of the fiscal year, those costs were expensed in that period. We invested a further $222,020 in advancing our efforts to secure long-term finance. When this financing is secured, we will amortise these costs over the term of the financing. Finally, our resources were used to fund our operating loss of $2,234,000 for the year. We also settled a contingent liability of $303,800 through arbitration for $250,000.

         In summary, total assets increased during the year to $11,092,021 (1999: $5,836,061; 1998: $3,500,143) and stockholders' equity decreased to
$3,613,247 (1999: $4,912,533; 1998: $2,680,688).

         AmerAlia has historically derived its liquidity from raising new equity investment or by issuing notes payable. AmerAlia's ability to ensure its long-term survival continues to be dependent upon AmerAlia constructing the proposed plant and securing financing for its construction, estimated to be up to $50 million. AmerAlia reached an agreement with US Filter to provide construction financing, but US Filter's agreement is subject to numerous conditions and, to date, US Filter has not advanced any funds pursuant to that agreement. We have complied with our obligation to provide $6.4 million to initiate the design and construction activities. We are negotiating with prospective investors and financiers to achieve this financing objective, although there can be no assurance we will be able to complete this financing.

         Until we obtain adequate long-term financing, we will be unable to advance the construction of the Rock School Project further. It is our goal to maintain the Rock School Project in a "ready" status until we have received the necessary funding and therefore are able to actively commence construction activities on site. Until, if ever, the Rock School Project has been constructed and has commenced operations, we will not have any product for sale and will not receive operating revenues. Until we receive our long-term financing, we will continue to be dependent on equity placements to accredited investors and short-term debt financing as in the past. We will continue to engage in appropriate cash management techniques.

         A potential source of equity capital in the future is through the exercise of our outstanding common stock purchase warrants and options. A total of 1,307,000 options are currently outstanding. The outstanding options, if exercised in whole or part, would result in additional capital for AmerAlia. The option exercise prices range from $1.00 to $6.00, however, it is not likely that any person will exercise options unless the market price for the shares exceeded the option exercise prices on a sustained basis. Furthermore, AmerAlia will not permit any person to exercise options unless the underlying shares of common stock were included in an effective registration statement, or unless an exemption from registration was available.

JUNE 30, 1999 AS COMPARED TO JUNE 30, 1998:

         During the 1999 fiscal year, AmerAlia raised a total of $4,208,096 through the sale of preferred stock, common stock and warrants to accredited investors and to investors outside of the United States. These securities were issued for cash, cancellation of debt and in exchange for an investment in the Rural Investment Trust. This investment was subsequently liquidated raising $418,346.

         We funded further capital expenditures on the Rock School Lease development ($255,000) and on deposits under the Design/Build agreement with US Filter ($1,250,000). In addition, we provided $991,305 in additional funding to the escrow account under the Design/Build agreement. Principally, the balance of the funds we raised were used to increase cash reserves by $395,000 and to fund AmerAlia's operating loss. The operating loss includes a contingency for $303,800, an amount we are disputing with Raytheon. This dispute was settled during the 2000 fiscal year for our payment to Raytheon of $250,000.

         As a result of the fund raising throughout the year, total assets increased to $5,836,061 (1998: $3,500,143; 1997: $3,007,489) and stockholders'
equity increased to $4,912,533 (1998: $2,680,688; 1997: $2,354,561).

RESULTS OF OPERATIONS

JUNE 30, 2000 AS COMPARED TO JUNE 30, 1999:

         Since AmerAlia does not receive revenues from operations, any income it receives is generally derived from interest earned on funds on deposit resulting from stock subscriptions. Interest income in 2000 was nearly $40,000 compared with less than $37,000 in the previous year. General and administrative expenditures were less this year than for last year, $1,469,914 (1999: $1910,792 and 1998: $629,605), however, as explained above last year's expenses included approximately $600,000 of expenditures which ultimately contributed to the BLM Decision Record approving our mining plan but were written off in 1999. In view of the BLM outcome, a similar level of expenditure the year was capitalised and this has caused the general and administrative expenditures to be substantially reduced.

         As noted above, AmerAlia financed a significant portion of its operations through debt incurred during and after fiscal 2000. As a consequence of the increased level of debt, interest expense has increased substantially (2000: $357,535; 1999: $18,519; 1998: $38,909) and this will increase further unless equity capital can be raised to repay the debt finance. General & administrative costs also include the amortisation of fees paid to secure short-term finance facilities. These fees, including the guaranty fees discussed above, are amortised over the term of the loans. Financing costs amortised or written off in fiscal 2000 totalled $435,500.

         It is likely that AmerAlia will continue to recognize significant operating losses and negative cash flow until (if ever) after its Rock School Project has been completed and operating profitably. There is a number of significant contingencies that result in this possibility being one of significant risk, and there can be no assurance that AmerAlia will ever achieve profitable operations or a positive cash flow.

JUNE 30, 1999 AS COMPARED TO JUNE 30, 1998:

         Interest income in 1999 was less than $37,000 and less than $5,000 in 1998. General and administrative expenditures were significantly higher this year than for previous years (1999: $1,910,792; 1998: $629,605 and 1997:
$690,982) as expected as a result of the increased activity associated with obtaining funding for the development of AmerAlia's lease and construction of production facilities. Interest expense has been reduced further as a result of lower debt (1999: $18,519; 1998: $38,909 and 1997: $70,383). Consequently, the
1999 net loss of $1,901,601 significantly exceeded those of prior years (1998:
$549,817; and 1997: $769,185). Contributing to this loss was an expenditure of approximately $600,000 paid to external consultants in connection with developing the permitting applications and development plans associated with the development of our resource; approximately $410,000 in management and staff salaries due to higher staffing levels (1998: $260,000) and increased consulting fees as a result of increased corporate activities. We have a dispute with Raytheon concerning additional work it performed which we consider to be outside the specifications of the work orders. We are disputing this amount and have agreed with Raytheon to go to mediation and/or arbitration to settle the matter. Meanwhile we have provided for a contingency of $303,800 in our financial statements. Under our Design/Build agreement with US Filter we contributed $6,400,000 to an escrow account to fund the initial design and construction activities. Our agreement provides that if we cannot secure suitable long-term financing, US Filter is entitled to substantial liquidated damages. Its interests are secured by our interests in the Rock School Lease

         Until AmerAlia achieves its objective of establishing a plant for the recovery and production of sodium bicarbonate, it will not be able to generate operating revenues. Whilst we are progressing negotiations with various prospective investors and financiers, we have not reached any definitive agreements to enable us to build our proposed facilities. We estimate up to $50 million will be required to fund construction and the associated working capital requirements until profitable operations are established. There is no assurance that AmerAlia can obtain this financing and, in the meantime, we must fund our operating losses from our own resources as discussed above.

Impact of Inflation

         AmerAlia believes that its activities are not materially affected by inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS.

         The financial statements are attached to this report following Part IV.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

                                                                     FIRST
                                                                   ELECTED OR
         NAME & AGE                        POSITION                APPOINTED
         ----------                        --------                ----------
         Bill H. Gunn               Chairman of the Board,           02/84
           Age 58                   President, & Chief
                                    Executive Officer

         Robert van Mourik          Director,                        09/90
           Age 47                   Executive Vice President         01/89
                                    Chief Financial Officer,
                                    Secretary & Treasurer

         Neil E. Summerson          Director                         09/90
           Age 52
           (1,2)

         Robert A. Cameron          Director                         09/90
           Age 62
           (2)

         John F. Woolard            Director,                        10/98
          Age 60                    Executive Vice President         06/98

         Geoffrey C. Murphy         Director                         06/99
           Age 59
           (1,2)

         Roger Day                  Vice President of Operations     02/99
           Age 50


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

         Directors hold office until the next meeting of shareholders and a successor is elected and qualified, or until their resignation. Executive officers are elected at annual meetings of the Board of Directors. Each such officer holds office for one year or until a successor has been duly elected and qualified or until death, resignation or removal.

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

ROBERT A. CAMERON

         Mr. Cameron graduated with Honors in Metallurgical and Chemical Engineering from the University of Adelaide, Australia in April, 1961. Mr. Cameron has had 16 years experience as Chief Executive Officer and director of a number of Australian public companies. Mr. Cameron has been responsible for developing mining operations involving such industrial minerals as rutile, zircon, ilmenite, bentonite clay, calcium carbonate and silver and gold properties. From 1983, Mr. Cameron was Chairman of the Board of Directors of Denison Resources Ltd., an Australian stock exchange listed public company formed for the specific purpose of exploring and developing underground natural soda resources in Queensland, Australia. This led to the investigation of natural soda deposits in the United States and securing the Rock School Lease interest later transferred to the AmerAlia.

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

         (d)(2) Been convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offences);

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

Based solely on its review of the copies of the reports it received from persons required to file, AmerAlia believes that during the period from July 1, 1998 through June 30, 2000, all filing requirements applicable to officers, directors, and greater-than-10% shareholders were met in accordance with the requirements of Section 16(a) except as follows:

             o The THG Partnership, of which Ms. Tiscornia, Bill H. Gunn, and Marvin H. Hudson were partners, exercised an option and acquired 450 shares of AmerAlia's Series E Preferred Stock in November 1998; Ms. Tiscornia and Mr. Gunn reported this transaction on a Form 4 in April 1999.

             o Although Roger Day was appointed an executive officer of AmerAlia effective in November 1998, the appointment was not approved by the Board of Directors until April 1999. Consequently Mr. Day did not file a Form 3 until April 1999. Mr. Day considers this report to have been filed on time since his appointment was not effective without Board approval.

             o AmerAlia is aware that Mr. Hudson, through his ownership of an interest in THG, acquired beneficial ownership in additional securities which have not been reported as required. Mr. Hudson may have acquired or disposed of other shares of AmerAlia common stock or derivative securities. AmerAlia has no knowledge of his activities or whether he complied with his reporting obligations. Mr. Hudson ceased being subject to the reporting obligations of Section 16(a) in April 1999, following the dissolution of The THG Partnership.

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

ITEM 11. EXECUTIVE COMPENSATION

(a)    SUMMARY COMPENSATION TABLE.

       The following table sets forth information regarding compensation paid to the officers of AmerAlia during the three fiscal years ended June 30, 2000. Messrs. Gunn and Woolard were the only executive officers receiving compensation exceeding $100,000 during fiscal 2000, as shown below. Compensation to Mr. Gunn is paid to Gunn Development Pty. Ltd., of which Mr. Gunn is a controlling shareholder.

       AmerAlia has no plans for the payment or accrual for payment of any amounts to any executive officer in connection with his resignation, retirement, or other termination, or change of control or change in the executive officer's responsibilities.

       AmerAlia has adopted a group medical insurance plan for its employees which includes dental coverage. This plan also provides a minimum amount of life insurance. AmerAlia has not adopted any other benefit plan for its employees. Prior to the adoption of that plan, AmerAlia reimbursed Messrs. Woolard, Gunn, and Day for certain medical expenses and insurance premiums. AmerAlia currently has no stock ownership, other profit-sharing or pension plans, but may adopt such plans in the future. AmerAlia has no retirement plans and, therefore, has made no contributions to any such plan on behalf of the named officers. AmerAlia acquired a vehicle during the 1994 year for the use of Mr. Gunn

                                Annual Compensation                Long Term Compensation
                            --------------------------         ----------------------------
                                                                     Awards           Payout
                                                               --------------------   -----
                                                               Restricted   Options   LTIP       All Other
Name and Position    Year   Salary     Bonus    Other            Awards     & SAR's   Payout    Compensation
------------------   ----   --------   -----   -------         ----------   -------   ------    ------------
    Bill H. Gunn
    President and    2000   $150,000    -0-    $14,000(a)         -0-         -0-       -0-          -0-
   Chief Executive   1999   $125,000    -0-    $14,000(a)         -0-         -0-       -0-          -0-
       Officer       1998   $100,000    -0-    $14,000(a)         -0-         -0-       -0-          -0-
============================================================================================================
  John F. Woolard,   2000   $150,000    -0-    $14,000(a)(c)      -0-         -0-       -0-          -0-
   Executive Vice    1999   $135,000    -0-    $ 9,333(a)(c)      -0-         -0-       -0-          -0-
      President      (b)

Notes:   (a)      Directors fees

         (b)      Mr. Woolard was employed by AmerAlia on June 1, 1998.

         (c) These fees have not been paid but have been accrued as liabilities.

OPTIONS/SAR GRANTED DURING YEAR ENDED JUNE 30, 2000

       During the fiscal year ended June 30, 1999, AmerAlia granted stock options, as described below, to Roger Day who became an executive officer in April 1999.

       In May 2000, AmerAlia granted Mr. Gunn options to purchase 150,000 shares, Mr van Mourik options to purchase 100,000 shares, and Mr Cameron and Mr Summerson options to purchase 75,000 shares each. These options expire April 30, 2003 and the exercise price was to be determined based upon the market price of the company's shares during August 2000. Accordingly, an exercise price of $1.09 has been determined and the grant of the options is subject to acceptance by October 15, 2000. AmerAlia has not received acceptances yet from any of the directors offered options. AmerAlia has not adopted any other stock option or stock appreciation rights plan

AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE.

         No officer exercised stock options during the fiscal year ended June 30, 2000, or subsequently. The following table sets forth information regarding the year-end value of options and Stock Appreciation Rights held by the Chief Executive Officer and the other named officers on June 30, 2000: No other Stock Appreciation Rights have been granted, or are held by, any such person

          (a)                     (b)                    (c)                    (d)                    (e)
------------------------  -------------------      --------------        ------------------   --------------------
         NAME             SHARES ACQUIRED ON       VALUE REALIZED        # OF UNEXERCISED           VALUE OF
                               EXERCISE                                  OPTIONS AT FY END    IN-THE-MONEY OPTIONS
                                                                           (EXERCISABLE/            AT FY END
                                                                          UNEXERCISABLE)          (EXERCISABLE/
                                                                                                 UNEXERCISABLE)
------------------------  -------------------      --------------        ------------------   --------------------
Bill H. Gunn                      -0-                    -0-                  140,000                 52,500
------------------------  -------------------      --------------        ------------------   --------------------

Robert van Mourik                 -0-                    -0-                   75,000                 28,125
------------------------  -------------------      --------------        ------------------   --------------------
John Woolard                      -0-                    -0-                  250,000                143,750
------------------------  -------------------      --------------        ------------------   --------------------

Roger Day                         -0-                    -0-                   40,000                 15,000
------------------------  -------------------      --------------        ------------------   --------------------


          (a)                     (b)                    (c)                    (d)                    (e)
------------------------  -------------------      --------------        ------------------   --------------------
         NAME             SHARES ACQUIRED ON       VALUE REALIZED        # OF UNEXERCISED           VALUE OF
                               EXERCISE                                   SAR'S AT FY END      IN-THE-MONEY SAR'S
                                                                           (EXERCISABLE/            AT FY END
                                                                          UNEXERCISABLE)          (EXERCISABLE/
                                                                                                 UNEXERCISABLE)
------------------------  -------------------      --------------        ------------------   --------------------
Bill H. Gunn                      -0-                    -0-                   70,000                   -0-
------------------------  -------------------      --------------        ------------------   --------------------


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

COMPENSATION OF DIRECTORS

       STANDARD ARRANGEMENTS.

       AmerAlia's directors are authorized to receive $14,000 cash compensation per year for their services as Directors each year. In connection with certain consulting services rendered by them, AmerAlia paid or accrued liabilities to an affiliate of Robert A. Cameron $25,972 for services rendered during the fiscal year ended June 30, 2000, and $18,302 for the fiscal year ended June 30, 1999.

         In addition, AmerAlia pays Coloney Von Soosten + Associates Inc. a retainer of $2,500 per month for financial and administrative services. Hours in excess of 15 per month are paid to Coloney Von Soosten + Associates Inc. at the rate of $200 per hour. This consulting agreement ends in September 2000. Geoffrey C. Murphy is a principal of Coloney Von Soosten + Associates Inc. and has primary responsibility for the services it provides to AmerAlia. Mr. Murphy became a director in June 1999 following the annual meeting of shareholders.

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

       AmerAlia's only employment contract is with its vice president of operations, Roger Day. In April 1999, effective November 1998, AmerAlia entered into a five year employment agreement with Mr. Day who is employed with the title of Vice President of Operations. As compensation for services rendered under the employment agreement, Mr. Day shall receive a salary of $100,000 per annum, plus bonuses and salary increases as the Board of Directors may determine in its sole discretion. AmerAlia also granted Mr. Day options to acquire 100,000 shares of Common Stock for an exercise price of $1.50 per share, exercisable through December 31, 2003. Options to acquire 20,000 shares vested on Board approval of the employment agreement; the remainder vest annually through November 2002. In addition, AmerAlia advanced $25,000 to Mr. Day as a loan, which amount will be forgiven over the period of his employment

REPORT ON REPRICING OF OPTIONS/SARS.

       Not applicable, as no options or SARs were repriced during the fiscal year ended June 30, 2000.

ADDITIONAL INFORMATION WITH RESPECT TO COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

       A Compensation Committee comprising the non-executive directors of the Board was formed early in 1993 and determined the management fees payable to Messrs. Gunn, van Mourik and Woolard, as set out above. The Compensation Committee now comprises Mr. Summerson and Mr Murphy, neither has been an officer nor an employee of AmerAlia or any of its subsidiaries during the fiscal year ended June 30, 2000, or subsequently. Neither Mr. Summerson nor Mr. Murphy has any other direct or indirect relationship with AmerAlia requiring disclosure by AmerAlia pursuant to Item 401 of Regulation S-K. Furthermore, no executive officer of AmerAlia served as a member of the Compensation Committee (or similar committee) of another entity which dealt with compensation paid to any member of AmerAlia's Compensation Committee, or with which any other interlocking relationship exists.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         A capitalization table is helpful in understanding the security ownership of certain beneficial owners and management of AmerAlia. The following table sets forth this capitalization information as of June 30, 2000.

                                     NUMBER OF          VOTING RIGHTS
       DESCRIPTION OF CLASS          SHARES               PER SHARE
       --------------------          ---------          -------------
       Common Stock                  8,765,699       one vote per share
       Series E Preferred Stock          2,986       1,000 votes per share

       (a) AND (b)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT.

         At June 30, 2000, AmerAlia had two classes of outstanding voting securities, its common stock (referred to herein as the "Common Stock") and its Series E Preferred Stock (each share of which is equivalent to the beneficial ownership of 1,000 shares of Common Stock). The following table sets forth information as of June 30, 2000 with respect to the ownership of the Common Stock and Series E Preferred Stock for all directors, individually, all executive officers named in the compensation table, all executive officers and directors as a group, and all beneficial owners of more than five percent of the Common Stock (not including shares held in the name of known depositories, such as CEDE & Co., for the benefit of the underlying beneficial shareholders). The following shareholders have sole voting and investment power with respect to the shares unless indicated otherwise.

 NAME & ADDRESS                          AMOUNT & NATURE     PERCENT     PERCENT
       OF                                 OF BENEFICIAL        OF       OF VOTING
BENEFICIAL OWNER                           OWNERSHIP          CLASS     SECURITIES
----------------                         ---------------     -------    ----------
Bill H. Gunn                               320,960 (1)          3.6%        0.9%
Robert van Mourik                          220,384 (2)          2.5%        1.2%
John F. Woolard                            276,000 (3)          3.1%        0.2%
Geoffrey C. Murphy                          40,000 (4)          0.5%        0.5%
Neil E. Summerson                           75,000 (5)          0.9%        nil
Robert A. Cameron                           75,000 (6)          0.9%        nil

OFFICERS & DIRECTORS
AS A GROUP (7 PERSONS)                   1,047,344 (7)         10.9%        2.7%

Jacqueline Badger Mars                   5,297,460 (8)         49.2%       45.1%
atf the Jacqueline
Badger Mars Trust dated
Feb 5, 1975 as amended
6885 Elm St., McLean, VA 22101

Madeline Ahern                             514,319 (9)          5.6%        4.4%
atf The Bromley Family Trust
8th fl, 87 Wickham Tce,
Brisbane,  Qld, Australia

Mary L. Tiscornia                          467,830 (10)         5.1%        4.0%
448 Ignacio Boulevard, Suite 338
Novato, CA 94949


   (1) Mr. Gunn: Includes 22,835 shares of Common Stock owned directly by Mr. Gunn and 96,125 shares of Common Stock owned by Gunn Development Pty. Ltd. (of which Mr. Gunn is a controlling shareholder); 62 shares of Series E Preferred Stock (convertible into common shares at the rate of 1,000:1); and options to acquire 140,000 shares of Common Stock at $1.50 per share expiring on dates up to June 28, 2006. Does not include 70,000 Stock Appreciation Rights issued at $1.50 per share expiring on dates up to June 28, 2006.

   (2) Mr. van Mourik: Includes 500 shares of Common Stock owned directly by Mr. van Mourik, 90,759 shares of Common Stock owned by Ahciejay Pty. Ltd. as Trustee for The R.C.J. Trust, and 54,125 shares of Common Stock owned by the R.C.J. Superannuation Fund, as to both of which Mr. van Mourik and his family are beneficiaries. Also includes options to acquire 75,000 shares of Common Stock at $1.50 per share expiring on June 28, 2006.

   (3) Mr. Woolard: Includes 6,000 shares of Common Stock, 20 shares of Series E Preferred Stock, options to acquire 100,000 shares of Common stock at $1.00 per share exercisable through March 31, 2001, and options to acquire 150,000 shares of Common Stock at $1.50 per share exercisable through March 31, 2003.

   (4)   Mr. Murphy: Includes 40,000 shares of common stock.

   (5) Mr. Summerson: Represents options to acquire 75,000 shares of common stock for $1.50 per share expiring June 28, 2006. The options are held by Glendower Investments Pty. Ltd. as trustee for a trust of which Mr. Summerson and his family are beneficiaries.

   (6) Mr. Cameron: Represents options to acquire 75,000 shares of Common Stock at $1.50 per share expiring on June 28, 2006. The options are held by Jacinth Pty. Ltd., a company in which Robert Cameron, a director of AmerAlia, is a controlling shareholder.

   (7) All officers and directors: Includes beneficial ownership of Messrs. Gunn, van Mourik, Woolard, Murphy, Summerson and Cameron as described in notes 1, 2, 3, 4, 5, and 6, above, and options held by Roger Day, an executive officer who is not a director to acquire 40,000 shares of Common Stock at $1.50 per share. Does not include options held by Mr. Day to acquire 60,000 shares of Common Stock at $1.50 per share which vest over a period of four years commencing November 2000 until December 31, 2003.

   (8) Mars Trust: Includes 3,297,460 shares of Common Stock and 2,000 shares of Series E Preferred Stock. See "Certain Relationships and Related Party Transactions".

   (9) Bromley Family Trust: Includes 138,319 shares of Common Stock, and 376 shares of Series E Preferred Stock. The Bromley Family Trust is a trust for the benefit of relatives of Robert van Mourik's spouse. Neither Mr. van Mourik nor his wife has any direct or indirect interest in the Bromley Family Trust, although Mrs. van Mourik is a contingent, unnamed beneficiary. Neither Mr. nor Mrs. van Mourik has received any distributions from the Bromley Family Trust and neither influences nor controls the decisions of the trustee. See "Certain Relationships and Related Party Transactions."

   (10) Ms. Tiscornia: Includes 61,830 shares of common stock and 406 shares of Series E Preferred Stock.

         The above table does not include the possible effect of issuance of up to 582,000 shares pursuant to the exercise of options held by persons who are neither officers, directors, nor significant shareholders of AmerAlia, which options are exercisable as follows:

                  140,000 at $1.50 until June 28, 2006
                  442,000 at $6.00 until March 31, 2000

         Nor does it include options granted in May, 200 as follows: to Mr. Gunn to purchase 150,000 shares, to Mr. van Mourik to purchase 100,000 shares, and to Mr Cameron and Mr Summerson to purchase 75,000 shares each. These options expire April 30, 2003 and the exercise price was to be determined based upon the market price of the company's shares during August 2000. Accordingly, an exercise price of $1.09 has been determined and the grant of the options is subject to acceptance by October 15, 2000. At the date of this report directors offered options have not indicated their acceptance.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS.

         The following sets out information regarding transactions between officers, directors and significant shareholders of AmerAlia during the most recent two fiscal years and subsequently.

         Corporate Loans - Loans to AmerAlia. During the fiscal years ended June 30, 1999 and 2000, certain related parties advanced loans to AmerAlia as detailed in Note 5 to the Financial Statements which states that AmerAlia owed $9,333 to directors and affiliates of AmerAlia at June 30, 1999 and $131,762 at June 30, 2000. This comprised advances to AmerAlia, as well as accrued but unpaid compensation and directors fees. The following summarises the Company's liabilities to related parties:

         RELATED PARTY                                              JUNE 30, 2000    JUNE 30, 1999
         -------------                                              -------------    -------------
         Ahciejay Pty. Ltd.  (an affiliate of Robert van Mourik)      $ 51,700           $  -0-
         Jacinth Pty. Ltd.  (an affiliate of Robert A. Cameron          28,729              -0-
         John F. Woolard                                                23,333            9,333
         Geoffrey C. Murphy                                             14,000              -0-
         Neil E. Summerson                                              14,000              -0-
                                                                      --------           ------
                  Total:                                              $131,762           $9,333
                                                                      ========           ======

         In addition, at June 30, 2000 AmerAlia owed John F. Woolard $50,818 for reimbursement of expenses paid on behalf of the company. This liability was extinguished in July 2000.

         Corporate Loans - Loans from AmerAlia. As detailed in Note 2 to the Financial Statements, AmerAlia advanced funds to Gunn Development Pty. Ltd., an associate of Mr. Gunn. The following summarizes these advances during the fiscal years ended June 30, 1999 and 2000:


     Balance due from Gunn Development at June 30, 1998:      $17,674
     Advances to Gunn Development during year:                 60,508
     Repayments received during year:                          35,174
     Net interest accrued:                                        Nil
                                                              -------
     Balance due from Gunn Development at June 30, 1999:      $43,008
     Advances to Gunn Development during year:                 28,063
     Repayments received during year:                          14,000
     Net interest accrued:                                        Nil
                                                              -------
     Balance due  from Gunn Development at June 30, 2000:     $57,071
                                                              -------

         These advances bear no interest, are due on demand, and are not evidenced by promissory notes. However, on January 6, 1999 and on March 3, 1999, AmerAlia advanced short-term loans of $68,670 and $125,000, respectively to Bill
H. Gunn. These advances were evidenced by written documents and bore interest at 10% per annum. Mr. Gunn repaid the loans and interest in May 1999.

         Compensation Arrangements. AmerAlia entered into an employment agreement with Roger Day, its vice president of operations, in November 1998, as described above under "Executive Compensation -- Employment Agreements" This agreement was approved by the Board of Directors in April 1999.

         Directors and the other officers of AmerAlia are compensated as described above under "Executive Compensation -- Compensation of Directors."

         Purchase of Common Stock and Warrants. On December 30, 1998, Ms. Jacqueline Badger Mars, in her capacity as trustee for the Jacqueline Badger Mars Trust (the "Mars Trust"), acquired 700,000 shares of AmerAlia common stock at $1.50 per share for a total investment of $1,050,000. When the Mars

Trust purchased these shares, the price of AmerAlia common stock was less than $1.30 per share, as quoted by the Nasdaq SmallCap Market. Included with the purchase were 700,000 common stock purchase warrants, granting the Mars Trust the right to buy an additional 700,000 shares of common stock at a price of $2.00 per share through March 31, 1999. On March 26, 1999, the Mars Trust exercised these warrants for a total of $1,400,000 paid to AmerAlia.

         Guaranty Agreement. AmerAlia entered into an agreement with the Mars Trust on September 13, 1999 for the purpose of establishing a loan with Bank of America, N.A. AmerAlia subsequently borrowed $4.2 million from Bank of America for one year. The Mars Trust facilitated the loan by guaranteeing its repayment in a manner satisfactory to the bank. To compensate the Trust, AmerAlia agreed to pay an amount equal to 10% per year of the amount guaranteed payable in shares of AmerAlia's restricted common stock valued according to a formula based on future market prices of AmerAlia's common stock. On January 20, 2000 the Mars Trust facilitated a further loan for $1 million and again in July 2000 for $2.126 million. Additional guaranty agreements provided for the same level of fees. In September 2000, AmerAlia and the Mars Trust amended the guaranty agreements to aggregate the three guaranties into a single guaranty for a total loan of $7.326 million. Based on our negotiations with the Bank of America, the loan now has a repayment date of September 14, 2001. The former 10% fee for the one year guaranties is no longer payable; AmerAlia now is obligated to pay the Mars Trust a 15% fee which, when adjusted for the extended period of the guaranty, amounts to approximately 9.2% per annum. The fee is not payable until after AmerAlia announces its permanent financing. If AmerAlia does not announce permanent financing by September 1, 2001, AmerAlia will be obligated to pay the fee in shares of its restricted common stock valued at $3.34 per share.

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

         Dividend Payments. During the fiscal year ended June 30, 2000, dividends aggregating $298,600 became payable to the holders of the Series E Preferred Stock AmerAlia paid, or will pay, these dividends to the holders of the Series E Preferred Stock through the issuance of 298,600 shares of its restricted common stock.

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

         (3) The exhibits required by Item 601 of Regulation S-K are as follows. Certain of the following exhibits are hereby incorporated by reference pursuant to Rule 12b-23 as promulgated under the Securities and Exchange Act of 1934, as amended, from the reports noted below: Exhibit Number Description
EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

3.1 (b)      Restated Articles of Incorporation

3.2 (a)      Bylaws of AmerAlia, Inc.

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

10.8 (f) First Amendment to Special Warranty Assignment, Royalty Reservation, and Minimum Royalty Payment between AmerAlia and E.E. Kinder Co.

10.9 (f)     Consulting Agreement between AmerAlia and E.E. Kinder Co.

10.10 (f)    U.S. Government Sodium Lease

10.11 (g)    Design/Build Contract with U.S. Filter Corp.

10.12 (b)    Amended and Restated Guaranty Agreement with the Jacqueline Badger
             Mars Trust

21.1         Subsidiaries of the Registrant:    None.

27 (b)       Financial Data Schedule


(a) Incorporated by reference from the Company's Form 10 General Registration Statement filed with the Commission on March 5, 1987.

(b)      filed herewith..

(c)      Not included.

(d)      Not included.

(e) Incorporated by reference from the Company's Form 10-K for its year ended June 30, 1993.

(f) Incorporated by reference from the Company's Form 10-K for its year ended June 30, 1995.

(g) Incorporated by reference from the Company's Form 10-K for its year ended June 30, 1999.

(b)      REPORTS ON FORM 8-K

         During the last quarter of the period covered by this report the Company filed no current reports on Form 8-K. In August 2000, the Company filed a current report on Form 8-K reporting the results of its shareholders meeting held in June 2000.

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

September 26, 2000

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



  /s/ Bill H. Gunn          Principal Executive              Date: 9/26/2000
-----------------------     Officer and Director                   ----------
Bill H. Gunn


 /s/ Robert van Mourik      Secretary, Treasurer             Date: 9/26/2000
-----------------------     Principal Financial                    ---------
Robert C. J. van Mourik     and Accounting Officer,
                            and Director


 /s/ John F. Woolard        Director                         Date: 9/26/2000
-----------------------                                            ---------
John F. Woolard


 /s/ Robert A. Cameron      Director                         Date: 9/26/2000
-----------------------                                            ---------
Robert A. Cameron


 /s/ Neil E. Summerson      Director                         Date: 9/26/2000
-----------------------                                            ---------
Neil E. Summerson


 /s/ Geoffrey C. Murphy     Director                         Date: 9/26/2000
-----------------------                                            ---------
Geoffrey C. Murphy

                                 AMERALIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999

                                 C O N T E N T S

Independent Auditors' Report.................................................  3

Balance Sheets...............................................................  4

Statements of Operations.....................................................  6

Statements of Stockholders' Equity...........................................  7

Statements of Cash Flows..................................................... 14

Notes to the Financial Statements............................................ 16

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders of
AmerAlia, Inc.
(A Development Stage Company)
Kenilworth, Illinois

We have audited the accompanying balance sheets of AmerAlia, Inc. (a development stage company) as of June 30, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2000, 1999 and 1998 and from the beginning of the development stage on July 1, 1992 through June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmerAlia, Inc. (a development stage company) as of June 30, 2000 and 1999, and the results of its operations and its cash flows for the years ended June 30, 2000, 1999 and 1998 and from the beginning of the development stage on July 1, 1992 through June 30, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has suffered recurring losses and has not established a current source of revenue. Together these factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HJ & Associates, LLC
Salt Lake City, Utah
September 18, 2000

                                 AMERALIA, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                    ASSETS

                                                                        JUNE 30,
                                                              ---------------------------
                                                                  2000           1999
                                                              -----------     -----------
CURRENT ASSETS

 Cash (Note 1)                                                $     4,980     $   312,104
 Restricted cash (Note 1)                                              --         991,305
 Related party receivables (Note 2)                                57,071          43,008
 Prepaid expenses                                                  30,152          30,082
 Interest receivable                                                2,713           1,167
                                                              -----------     -----------
    Total Current Assets                                           94,916       1,377,666
                                                              -----------     -----------
FIXED ASSETS, net (Notes 1 and 4)                                  24,524          24,202
                                                              -----------     -----------
OTHER ASSETS

 Lease acquisition and exploration costs (Notes 3 and 10)       3,565,267       3,023,287
 Plant construction in progress (Note 3)                        6,994,642       1,250,000
 Deferred financing costs (Note 1)                                392,020         110,000
 Note receivable - related party (Note 2)                          20,000          25,000
 Deposits                                                             650          25,906
                                                              -----------     -----------
    Total Other Assets                                         10,972,579       4,434,193
                                                              -----------     -----------
    TOTAL ASSETS                                              $11,092,019     $ 5,836,061
                                                              ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                                 AMERALIA, INC.
                          (A Development Stage Company)
                           Balance Sheets (Continued)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         JUNE 30,
                                                             ------------------------------
                                                                 2000               1999
                                                             ------------      ------------
CURRENT LIABILITIES

 Accounts payable                                            $    727,812      $    232,017
 Royalties payable (Note 9)                                       354,167           279,167
 Bank overdraft                                                    38,356             5,702
 Guarantee fees payable (Note 11)                                 520,000                --
 Accrued expenses (Note 11)                                        91,862            88,219
 Due to related parties (Note 5)                                  131,762             9,333
 Notes payable (Note 6)                                         5,504,000             4,000
 Interest payable                                                 110,815             1,290
                                                             ------------      ------------
    Total Current Liabilities                                   7,478,774           619,728
                                                             ------------      ------------
COMMITMENTS AND CONTINGENCIES (Note 9)                                 --           303,800
                                                             ------------      ------------
STOCKHOLDERS' EQUITY

 Preferred stock, $0.05 par value; 1,000,000 authorized;
  2,986 and 2,986 issued and outstanding,  respectively               149               149
 Common stock, $0.01 par value; 100,000,000 shares
  authorized; 8,765,699 and 7,659,766 issued and
  outstanding, respectively                                        87,657            76,598
 Additional paid-in capital                                    19,068,338        16,545,797
 Prepaid construction costs (Note 3)                           (1,300,000)               --
 Accumulated deficit                                          (14,242,899)      (11,710,011)
                                                             ------------      ------------
     Total Stockholders' Equity                                 3,613,245         4,912,533
                                                             ------------      ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 11,092,019      $  5,836,061
                                                             ============      ============


   The accompanying notes are an integral part of these financial statements.

                                 AMERALIA, INC.
                          (A Development Stage Company)
                            Statements of Operations


                                                                                          FROM THE
                                                                                          BEGINNING
                                                                                       OF DEVELOPMENT
                                                                                          STAGE ON
                                                 FOR THE YEARS ENDED JUNE 30,           JULY 1, 1992
                                      ---------------------------------------------      TO JUNE 30,
                                          2000             1999             1998             2000
                                      -----------      -----------      -----------    --------------
REVENUES                              $        --      $        --      $        --      $        --

EXPENSES

  General and administrative            1,523,717        1,910,792          629,605        7,589,829
  Depreciation and amortization            11,225            9,056            8,618           81,195
                                      -----------      -----------      -----------      -----------
     Total Expenses                     1,534,942        1,919,848          638,223        7,671,024
                                      -----------      -----------      -----------      -----------
LOSS FROM OPERATIONS                   (1,534,942)      (1,919,848)        (638,223)      (7,671,024)
                                      -----------      -----------      -----------      -----------
OTHER INCOME (EXPENSE)

  Other income                                 --               --               29               29
  Investment income                            --               --               --           89,760
  Interest expense                       (357,535)         (18,519)         (38,909)        (994,583)
  Other financing costs                  (435,502)              --               --         (435,502)
  Interest income                          39,891           36,752            4,075          319,407
  Gain on settlement of debt               53,800               --               --           53,800
  Foreign currency gain (loss)                 --               14          123,211          (63,572)
                                      -----------      -----------      -----------      -----------
     Total Other Income (Expense)        (699,346)          18,247           88,406       (1,030,661)
                                      -----------      -----------      -----------      -----------
NET LOSS BEFORE INCOME TAX
 EXPENSE                               (2,234,288)      (1,901,601)        (549,817)      (8,701,685)

  Income tax expense                           --               --               --               --
                                      -----------      -----------      -----------      -----------
NET LOSS                              $(2,234,288)     $(1,901,601)     $  (549,817)     $(8,701,685)
                                      ===========      ===========      ===========      ===========
BASIC NET LOSS PER SHARE              $     (0.27)     $     (0.31)     $     (0.13)
                                      ===========      ===========      ===========
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                     8,269,928        6,229,634        4,313,400
                                      ===========      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                                 AMERALIA, INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity


                                              PREFERRED STOCK                  COMMON STOCK             ADDITIONAL
                                       ---------------------------     ---------------------------       PAID-IN      SUBSCRIPTION
                                          SHARES          AMOUNT          SHARES           AMOUNT        CAPITAL       RECEIVABLE
                                       -----------     -----------     -----------     -----------     -----------     -----------
Balance at July 1, 1992
 (beginning of development stage)               --     $        --       1,803,627     $    18,036     $ 4,449,738     $      --

Shares issued for cash at $2.99
 per share                                      --              --         421,250           4,213       1,255,787            --

Shares issued for payment
 of obligations at $2.05 per share              --              --           7,312              73          14,927            --

Change in cumulative
 adjustment account                             --              --              --              --              --            --

Net loss for the year ended
 June 30, 1992                                  --              --              --              --              --            --
                                       -----------     -----------     -----------     -----------     -----------     ---------

Balance at June 30, 1992                        --              --       2,232,189          22,322       5,720,452            --

Issuance of Series A preferred
 stock for cash at $1.50 per share         666,666          33,333              --              --         966,667            --

Issuance of fractional shares
 on reverse split                               --              --              67              --              --            --

Shares issued in acquisition
 of Rock School lease at $3.00
 per share                                      --              --          50,000             500         149,500            --

Change in cumulative
 adjustment account                             --              --              --              --              --            --

Net loss for the year ended
 June 30, 1993                                  --              --              --              --              --            --
                                       -----------     -----------     -----------     -----------     -----------     ---------

Balance at June 30, 1993                   666,666     $    33,333       2,282,256     $    22,822     $ 6,836,619     $      --
                                       -----------     -----------     -----------     -----------     -----------     ---------
                                                           OTHER
                                       ACCUMULATED     COMPREHENSIVE
                                         DEFICIT          INCOME
                                       -----------     -------------
Balance at July 1, 1992
 (beginning of development stage)      $(3,797,189)     $    22,211

Shares issued for cash at $2.99
 per share                                      --               --

Shares issued for payment
 of obligations at $2.05 per share              --               --

Change in cumulative
 adjustment account                             --          147,000

Net loss for the year ended
 June 30, 1992                            (392,712)              --
                                       -----------      -----------

Balance at June 30, 1992                (4,189,901)         169,211

Issuance of Series A preferred
 stock for cash at $1.50 per share              --               --

Issuance of fractional shares
 on reverse split                               --               --

Shares issued in acquisition
 of Rock School lease at $3.00
 per share                                      --               --

Change in cumulative
 adjustment account                             --           (3,000)

Net loss for the year ended
 June 30, 1993                            (524,482)              --
                                       -----------      -----------

Balance at June 30, 1993               $(4,714,383)     $   166,211
                                       -----------      -----------


   The accompanying notes are an integral part of these financial statements.

                                 AMERALIA, INC.
                          (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)

                                               PREFERRED STOCK                  COMMON STOCK             ADDITIONAL
                                        ---------------------------     ---------------------------       PAID-IN      SUBSCRIPTION
                                           SHARES          AMOUNT          SHARES           AMOUNT        CAPITAL       RECEIVABLE
                                        -----------     -----------     -----------     -----------     -----------    ------------
Balance at June 30, 1993                    666,666     $    33,333       2,282,256     $    22,822     $ 6,836,619     $        --

Shares issued for payment of
 obligations at $2.18 per share                  --              --          36,250             363          78,650              --

Shares issued in lieu of
 dividends at $1.50 per share                    --              --          60,000             600          89,400              --

Issuance of Series B preferred
 stock for cash at $10.00 per share          51,000           2,550              --              --         507,550              --

Subscriptions receivable on
 Series B stock                                  --              --              --              --              --         (77,904)

Dividends paid                                   --              --              --              --              --              --

Change in cumulative
 adjustment account                              --              --              --              --              --              --

Net loss for the year ended
 June 30, 1994                                   --              --              --              --              --              --
                                        -----------     -----------     -----------     -----------     -----------     -----------
Balance at June 30,1994                     717,666     $    35,883       2,378,506     $    23,785     $ 7,512,219     $   (77,904)
                                        -----------     -----------     -----------     -----------     -----------     -----------

                                                            OTHER
                                        ACCUMULATED     COMPREHENSIVE
                                          DEFICIT           INCOME
                                        ------------    -------------
Balance at June 30, 1993                $(4,714,383)     $   166,211

Shares issued for payment of
 obligations at $2.18 per share                  --               --

Shares issued in lieu of
 dividends at $1.50 per share                    --               --

Issuance of Series B preferred
 stock for cash at $10.00 per share              --               --

Subscriptions receivable on
 Series B stock                                  --               --

Dividends paid                              (90,000)              --

Change in cumulative
 adjustment account                              --          (43,000)

Net loss for the year ended
 June 30, 1994                             (568,333)              --
                                        -----------      -----------

Balance at June 30,1994                 $(5,372,716)     $   123,211
                                        -----------      -----------


   The accompanying notes are an integral part of these financial statements.

                                 AMERALIA, INC.
                          (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)



                                                PREFERRED STOCK                  COMMON STOCK             ADDITIONAL
                                         ---------------------------     ---------------------------       PAID-IN     SUBSCRIPTION
                                            SHARES          AMOUNT          SHARES           AMOUNT        CAPITAL      RECEIVABLE
                                         -----------     -----------     -----------     -----------     -----------   ------------
Balance at June 30,1994                      717,666     $    35,883       2,378,506     $    23,785     $ 7,512,219    $   (77,904)

Shares issued for cash and
 extinguishment of debt at $1.64 per
 share                                            --              --         160,000           1,600         261,031             --

Shares issued in lieu of dividends
 at $1.57 per share                               --              --          71,250             713         111,287             --

Issuance of Series C preferred
 for cash at $80.00 per share                    750              38              --              --          59,963             --

Dividends paid                                    --              --              --              --              --             --

Payment received on Series B
 stock subscriptions                              --              --              --              --              --         77,904

Net loss for the year ended
 June 30, 1995                                    --              --              --              --              --             --
                                         -----------     -----------     -----------     -----------     -----------    -----------

Balance, June 30, 1995                       718,416          35,921       2,609,756          26,098       7,944,500             --

Shares issued in lieu of dividends
 at $1.00 per share                               --              --         107,285           1,072         106,182             --

Issuance of series D preferred
 stock for cash at $1,000 per share            1,435              72              --              --       1,434,958             --

Dividends paid                                    --              --              --              --              --             --

Net loss for the year ended
 June 30, 1996                                    --              --              --              --              --             --
                                         -----------     -----------     -----------     -----------     -----------    -----------

Balance, June 30, 1996                       719,851     $    35,993       2,717,041     $    27,170     $ 9,485,640    $        --
                                         -----------     -----------     -----------     -----------     -----------    -----------

                                                              OTHER
                                         ACCUMULATED      COMPREHENSIVE
                                           DEFICIT            INCOME
                                         ------------     -------------
Balance at June 30,1994                  $(5,372,716)     $   123,211

Shares issued for cash and
 extinguishment of debt at $1.64 per
 share                                            --               --

Shares issued in lieu of dividends
 at $1.57 per share                               --               --

Issuance of Series C preferred
 for cash at $80.00 per share                     --               --

Dividends paid                              (112,000)              --

Payment received on Series B
 stock subscriptions                              --               --

Net loss for the year ended
 June 30, 1995                            (1,009,917)              --
                                         -----------      -----------

Balance, June 30, 1995                    (6,494,633)         123,211

Shares issued in lieu of dividends
 at $1.00 per share                               --               --

Issuance of series D preferred
 stock for cash at $1,000 per share               --               --

Dividends paid                              (333,216)              --

Net loss for the year ended
 June 30, 1996                              (751,350)              --
                                         -----------      -----------

Balance, June 30, 1996                   $(7,579,199)     $   123,211
                                         -----------      -----------



   The accompanying notes are an integral part of these financial statements.

                                 AMERALIA, INC.
                          (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)


                                                  PREFERRED STOCK                 COMMON STOCK             ADDITIONAL
                                           ---------------------------    ---------------------------       PAID-IN    SUBSCRIPTION
                                              SHARES          AMOUNT         SHARES           AMOUNT        CAPITAL     RECEIVABLE
                                           -----------     -----------    -----------     -----------     -----------  ------------
Balance, June 30, 1996                         719,851     $    35,993      2,717,041     $    27,170     $ 9,485,640  $         --

Shares issued for cash and
 extinguishment of debt at $1.00
 per share                                          --              --        358,500           3,585         354,915            --

Shares issued in lieu of dividends
 at $1.00 per share                                 --              --        233,790           2,338         231,452            --

Issuance of Series D preferred
 stock for cash at $1,000.00 per share             405              20             --              --         404,993            --

Issuance of Series D preferred
 stock for extinguishment of
 debt at $1,000.00 per share                       100               5             --              --          99,995            --

Dividends paid                                      --              --             --              --              --            --

Additional capital contributed                      --              --             --              --         167,418            --

Net loss for the year ended
 June 30, 1997                                      --              --             --              --              --            --
                                           -----------     -----------    -----------     -----------     -----------    ----------

Balance, June 30, 1997                         720,356     $    36,018      3,309,331     $    33,093     $10,744,413    $       --
                                           -----------     -----------    -----------     -----------     -----------    ----------

                                                                OTHER
                                            ACCUMULATED     COMPREHENSIVE
                                              DEFICIT           INCOME
                                            -----------     -------------
Balance, June 30, 1996                      $(7,579,199)     $   123,211

Shares issued for cash and
 extinguishment of debt at $1.00
 per share                                           --               --

Shares issued in lieu of dividends
 at $1.00 per share                                  --               --

Issuance of Series D preferred
 stock for cash at $1,000.00 per share               --               --

Issuance of Series D preferred
 stock for extinguishment of
 debt at $1,000.00 per share                         --               --

Dividends paid                                 (233,790)              --

Additional capital contributed                       --               --

Net loss for the year ended
 June 30, 1997                                 (769,185)              --
                                           ------------      -----------

Balance, June 30, 1997                      $(8,582,174)     $   123,211
                                           ------------      -----------



   The accompanying notes are an integral part of these financial statements.

                                 AMERALIA, INC.
                          (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)


                                                   PREFERRED STOCK                 COMMON STOCK            ADDITIONAL
                                            ---------------------------    ---------------------------      PAID-IN     SUBSCRIPTION
                                               SHARES          AMOUNT         SHARES           AMOUNT       CAPITAL      RECEIVABLE
                                            -----------     -----------    -----------     -----------    ------------  ------------
Balance, June 30, 1997                          720,356     $    36,018      3,309,331     $    33,093    $ 10,744,413   $       --

Issuance of Series D preferred
 stock for cash at $1,000.00 per share              240              12             --              --         239,988           --

Common stock sold for cash
 at $1.00 per share                                  --              --        865,000           8,650         856,350           --

Offering costs                                       --              --             --              --        (240,800)          --

Foreign currency translation
 adjustment                                          --              --             --              --              --           --

Shares issued in lieu of dividends
 at $1.00 per share                                  --              --        356,554           3,566         352,988           --

Conversion of preferred stock                  (718,060)        (35,903)       791,666           7,917          63,987           --

Dividends paid                                       --              --             --              --              --           --

Shares canceled                                      --              --         (5,000)            (50)         (4,950)          --

Additional capital contributed                       --              --             --              --         139,954           --

Net loss for the year ended
 June 30, 1998                                       --              --             --              --              --           --
                                           ------------     -----------   ------------    ------------    ------------  -----------

Balance, June 30, 1998                            2,536     $       127      5,317,551    $     53,176    $ 12,151,930  $        --
                                           ------------     -----------   ------------    ------------    ------------  -----------

                                                                  OTHER
                                              ACCUMULATED     COMPREHENSIVE
                                                DEFICIT           INCOME
                                            -------------     -------------
Balance, June 30, 1997                      $ (8,582,174)     $    123,211

Issuance of Series D preferred
 stock for cash at $1,000.00 per share                --                --

Common stock sold for cash
 at $1.00 per share                                   --                --

Offering costs                                        --                --

Foreign currency translation
 adjustment                                           --          (123,211)

Shares issued in lieu of dividends
 at $1.00 per share                                   --                --

Conversion of preferred stock                         --                --

Dividends paid                                  (392,554)               --

Shares canceled                                       --                --

Additional capital contributed                        --                --

Net loss for the year ended
 June 30, 1998                                  (549,817)               --
                                           -------------      ------------

Balance, June 30, 1998                      $ (9,524,545)     $         --
                                           -------------      ------------


   The accompanying notes are an integral part of these financial statements.

                                 AMERALIA, INC.
                          (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)


                                                PREFERRED STOCK                 COMMON STOCK             ADDITIONAL
                                          --------------------------    ----------------------------       PAID-IN     SUBSCRIPTION
                                            SHARES          AMOUNT         SHARES           AMOUNT         CAPITAL      RECEIVABLE
                                          ---------      -----------     ----------      -----------     ------------  ------------
Balance, June 30, 1998                        2,536      $       127      5,317,551      $    53,176     $ 12,151,930  $         --

Shares issued for cash and
 extinguishment of debt at $1.00
 per share                                       --               --         72,500              725           71,775            --

Shares issued for cash and
 extinguishment of debt at $1.50
 per share                                       --               --        807,500            8,075        1,203,175            --

Shares issued in lieu of dividends
 at $1.00 per share                              --               --        209,215            2,092          207,123            --

Shares issued through exercise
 of warrants at $2.00 per share                  --               --      1,253,000           12,530        2,493,470            --

Issuance of Series E preferred
 stock through exercise of option
 at $929.66 per share                           450               22             --               --          418,324            --

Dividends declared                               --               --             --               --               --            --

Net loss for the year ended
 June 30, 1999                                   --               --             --               --               --            --
                                          ---------      -----------   ------------      -----------     ------------     ---------

Balance, June 30, 1999                        2,986      $       149      7,659,766      $    76,598     $ 16,545,797     $      --
                                          ---------      -----------   ------------      -----------     ------------     ---------

                                                                  OTHER
                                              ACCUMULATED     COMPREHENSIVE
                                                DEFICIT           INCOME
                                            -------------     -------------
Balance, June 30, 1998                      $ (9,524,545)     $        --

Shares issued for cash and
 extinguishment of debt at $1.00
 per share                                            --               --

Shares issued for cash and
 extinguishment of debt at $1.50
 per share                                            --               --

Shares issued in lieu of dividends
 at $1.00 per share                                   --               --

Shares issued through exercise
 of warrants at $2.00 per share                       --               --

Issuance of Series E preferred
 stock through exercise of option
 at $929.66 per share                                 --               --

Dividends declared                              (283,865)              --

Net loss for the year ended
 June 30, 1999                                (1,901,601)              --
                                          --------------      -----------

Balance, June 30, 1999                      $(11,710,011)     $        --
                                          --------------      -----------


   The accompanying notes are an integral part of these financial statements.

                                 AMERALIA, INC.
                          (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)


                                                PREFERRED STOCK                 COMMON STOCK             ADDITIONAL
                                          --------------------------    ----------------------------       PAID-IN     SUBSCRIPTION
                                            SHARES          AMOUNT         SHARES           AMOUNT         CAPITAL      RECEIVABLE
                                          ---------      -----------     ----------      -----------     ------------  ------------
Balance, June 30, 1999                        2,986      $       149      7,659,766      $    76,598     $ 16,545,797     $      --

Shares issued for cash at $2.50
 per share                                       --               --        250,000            2,500          622,500            --

Shares issued in lieu of loan fees
 at $2.50 per share                              --               --         24,000              240           59,760            --

Shares issued for cash at $2.50
 per share                                       --               --        100,000            1,000          249,000            --

Shares issued as prepaid
 construction costs at $3.00
 per share                                       --               --        433,333            4,333        1,295,667            --

Shares issued in lieu of dividends
 at $1.00 per share                              --               --        298,600            2,986          295,614            --

Dividends declared                               --               --             --               --               --            --

Net loss for the year ended
 June 30, 2000                                   --               --             --               --               --            --
                                       ------------     ------------   ------------     ------------     ------------     ---------

Balance, June 30, 2000                        2,986     $        149      8,765,699      $    87,657     $ 19,068,338     $      --
                                       ============     ============   ============      ===========     ============     =========

                                                                  OTHER
                                              ACCUMULATED     COMPREHENSIVE
                                                DEFICIT           INCOME
                                            -------------     -------------
Balance, June 30, 1999                      $(11,710,011)     $        --

Shares issued for cash at $2.50
 per share                                            --               --

Shares issued in lieu of loan fees
 at $2.50 per share                                   --               --

Shares issued for cash at $2.50
 per share                                            --               --

Shares issued as prepaid
 construction costs at $3.00
 per share                                            --               --

Shares issued in lieu of dividends
 at $1.00 per share                                   --               --

Dividends declared                              (298,600)              --

Net loss for the year ended
 June 30, 2000                                (2,234,288)              --
                                            ------------      -----------

Balance, June 30, 2000                      $(14,242,899)     $        --
                                            ============      ===========


   The accompanying notes are an integral part of these financial statements.

                                 AMERALIA, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                              FROM THE
                                                                                                              BEGINNING
                                                                                                            OF DEVELOPMENT
                                                                                                               STAGE ON
                                                                    FOR THE YEARS ENDED JUNE 30,            JULY 1, 1992
                                                         ---------------------------------------------       TO JUNE 30,
                                                             2000             1999            1998              2000
                                                         -----------      -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                               $(2,234,288)     $(1,901,601)     $  (549,817)     $(8,701,685)
  Adjustments to reconcile net loss to net cash
   (used) by operating activities:
     Bad debt                                                     --               --               --          624,798
     Stock issued for services rendered                           --               --               --           65,000
     Depreciation and amortization                            11,225            9,056            8,618           90,773
     Exchange (gain)                                              --              (14)        (123,211)        (168,556)
     Gain on settlement of debt                              (53,800)              --               --          (53,800)
  Change in Operating Assets and Liabilities:
    Decrease in prepayments                                       --               --               --           18,000
    Decrease in notes receivable                                  --               --               --        1,300,497
    (Increase) decrease in restricted cash                   991,305         (991,305)              --               --
    (Increase) in accounts and interest
      receivable                                              (1,546)          (1,167)              --           (2,048)
    (Increase)in related party receivables                   (14,063)         (25,334)          (7,610)         (57,071)
    (Increase) in prepaid expenses                               (70)         (30,082)              --          (30,152)
    (Increase) decrease in deposits                           25,256          (25,906)              --             (650)
    (Increase) decrease in other assets                     (222,020)        (110,000)         224,500         (332,020)
    Increase in bank overdraft                                32,654            1,116            4,586           38,356
    Increase (decrease) in due to related parties            122,429          (35,354)         (45,704)          50,460
    Increase (decrease) in accounts payable and
      royalties payable                                      624,595          146,173          106,319        1,073,175
    Increase in accrued expenses                               3,643           19,836               --           23,479
    Increase in guarantee fees payable                       520,000               --               --          520,000
    Increase (decrease) in interest payable                  109,525              860          (22,096)          (8,251)
    Increase (decrease) in contingent liabilities           (303,800)         303,800               --               --
                                                         -----------      -----------      -----------      -----------
          Net Cash (Used) in Operating Activities           (388,955)      (2,639,922)        (404,415)      (5,549,695)
                                                         -----------      -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES

  Lease acquisition, exploration and development
    expenditures                                            (541,980)        (255,000)         (13,051)      (2,719,870)
  Plant construction in progress                          (5,744,642)      (1,250,000)              --       (6,994,642)
  Liquidation of RIT investment                                   --          418,346               --          418,346
  Purchase of property and equipment                         (11,547)         (26,261)              --         (103,076)
  Cash paid on note receivable related                            --          (25,000)              --          (25,000)
  Cash received from notes receivable                          5,000               --               --         (139,853)
                                                         -----------      -----------      -----------      -----------
          Net Cash (Used) in Investing Activities        $(6,293,169)     $(1,137,915)     $   (13,051)     $(9,564,095)
                                                         -----------      -----------      -----------      -----------


   The accompanying notes are an integral part of these financial statements.

                                 AMERALIA, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)


                                                                                                             FROM THE
                                                                                                            BEGINNING
                                                                                                          OF DEVELOPMENT
                                                                                                             STAGE ON
                                                               FOR THE YEARS ENDED JUNE 30,               JULY 1, 1992
                                                    ------------------------------------------------       TO JUNE 30,
                                                         2000             1999              1998              2000
                                                    ------------      ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Cash received from issuance of stock              $    875,000      $  3,574,000      $    859,200      $  9,166,596
  Cash received from notes                             5,500,000           198,217           223,606         6,257,222
  Payments on note payable                                    --          (389,475)         (100,183)         (612,658)
  Additional capital contributed                              --                --           139,954           307,372
                                                    ------------      ------------      ------------      ------------

      Net Cash Provided by Financing Activities        6,375,000         3,382,742         1,122,577        15,118,532
                                                    ------------      ------------      ------------      ------------

NET INCREASE (DECREASE) IN CASH                         (307,124)         (395,095)          705,111             4,742

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                       312,104           707,199             2,088               238
                                                    ------------      ------------      ------------      ------------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                                        $      4,980      $    312,104      $    707,199      $      4,980
                                                    ============      ============      ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION

  Income taxes                                      $         --      $         --      $         --      $         --
  Interest                                          $    248,010      $     17,659      $     38,479      $    527,383

NON-CASH FINANCING ACTIVITIES

  Common stock issued for payment of
   obligations                                      $     60,000      $    215,750      $         --      $    668,781
  Common stock issued for services rendered                   --      $         --      $         --      $     65,000
  Payment of preferred stock dividends through
   the issuance of additional common and
   preferred stock                                  $    298,600      $    209,215      $    356,554      $  1,443,413
  Common stock issued as prepaid construction
   costs                                            $  1,300,000      $         --      $         --      $  1,300,000


   The accompanying notes are an integral part of these financial statements.

                                 AMERALIA, INC.
                        Notes to the Financial Statements
                          (A Development Stage Company)
                             June 30, 2000 and 1999


NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

          AmerAlia's primary objective is to use solution mining to recover sodium bicarbonate for sale to the animal feed, industrial, pharmaceutical and food grade markets. The production of sodium bicarbonate also enables the production of soda ash, caustic soda and other sodium chemicals commonly used in the manufacture of glass, detergents and a variety of inorganic and organic chemicals. Sodium bicarbonate is also used as an agent for flue gas desulfurization, a market AmerAlia expects to expand with the national clean air effort. AmerAlia proposes to construct and operate a 150,000 ton per year design capacity facility in two or three phases. AmerAlia submitted its mining plans to the Bureau of Land Management which has found that the project would have no significant environmental impact. This finding, combined with the permits AmerAlia has received from state and local agencies, allows AmerAlia to begin construction on the lease.

          b.   Accounting Method

          AmerAlia's financial statements are prepared using the accrual method of accounting. AmerAlia has elected a June 30, year-end.

          c.   Cash and Restricted Cash

          AmerAlia considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

          AmerAlia had $991,305 in restricted cash at June 30, 1999 held in an escrow account to be used for the construction of its sodium bicarbonate plant (see Note 3).

                                 AMERALIA, INC.
                        Notes to the Financial Statements
                          (A Development Stage Company)
                             June 30, 2000 and 1999


NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

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

          f.   Income Taxes

          At June 30, 2000, AmerAlia had net operating loss carryforwards of approximately $8,600,000 that may be offset against future taxable income from the year 2000 through 2020. No tax benefit has been reported in the June 30, 2000 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

                                 AMERALIA, INC.
                        Notes to the Financial Statements
                          (A Development Stage Company)
                             June 30, 2000 and 1999


NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          h.   Basic Net Loss Per Share

          The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the period of the financial statements as follows:

                                          FOR THE YEARS ENDED JUNE 30,
                                  --------------------------------------------
                                      2000            1999            1998
                                  ------------    ------------    ------------
          Loss (numerator)        $(2,234,288)    $(1,901,601)    $  (549,817)
          Shares (denominator)      8,269,928       6,229,634       4,313,400
          Per share amount        $     (0.27)    $     (0.31)    $     (0.13)

          AmerAlia's outstanding stock purchase warrants and options have been excluded from the basic net loss per share calculation as they are anti-dilutive.

          i.   Concentrations of Risk

          AmerAlia records receivables from advances to related parties and from uncollected investment revenues.

          AmerAlia maintains several accounts with financial institutions. The accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's balances occasionally exceed that amount. The Company also maintains a cash account with a brokerage firm. This account is not insured by the Federal Deposit Insurance Corporation. At June 30, 2000 and 1999, the amount of uninsured cash in all accounts was $-0- and $1,086,479, respectively.

          Credit losses, if any, have been provided for in the financial statements and are based on management's expectations. AmerAlia's accounts receivable are subject to potential concentrations of credit risk. AmerAlia does not believe that it is subject to any unusual risks, or significant risks in the normal course of its business.

          j.   Deferred Financing Costs

          AmerAlia has incurred costs of $144,497 in establishing short-term loans. These costs are being amortized over the remaining term of the loan. In addition, AmerAlia has incurred costs of $247,523 in connection with establishing a long-term financing package for approximately $32,000,000 for the construction of a plant for the recovery and production of the sodium bicarbonate. This amount will be amortized over the life of the long-term financing agreement once established.

                                 AMERALIA, INC.
                        Notes to the Financial Statements
                          (A Development Stage Company)
                             June 30, 2000 and 1999


NOTE 2 -- RELATED PARTY RECEIVABLES

          AmerAlia occasionally issues advances to related parties who have supported AmerAlia over the years. The balance due from related parties at June 30, 2000 and 1999 totals $57,071 and $43,008, respectively. These advances are non-interest bearing and are due on demand.

          AmerAlia also loaned an officer of the Company $25,000 during the year ended June 30, 1999 as part of his employment agreement. Interest is payable on the loan at 7.0% per annum, payable quarterly. Accrued interest receivable at June 30, 2000 and 1999 was $2,713 and $1,167, respectively. As part of the agreement, AmerAlia will cancel $5,000 of the principal amount each year on the anniversary date of the employment agreement until paid in full. In the event of termination for any reason, the entire unpaid principal is due within 30 days of the termination date. The principal balance outstanding at June 30, 2000 was $20,000.

NOTE 3 -- LEASE ACQUISITION AND EXPLORATION COSTS

          In December 1992, AmerAlia acquired from an unrelated party ("Kinder"), BLM Sodium Lease C-0119985 known as the Rock School Lease, including 1,320 acres, in Rio Blanco County, Colorado, USA. AmerAlia acquired the Rock School Lease for consideration comprising (i) a cash payment of $600,000; (ii) the issuance of 50,000 shares of common stock; and (iii) commencing July 1, 1994, the reservation of a production royalty of $2 per ton which was amended January 1, 1996 to $1.50 per ton for all production, due and payable on the last day of the month following the month of production provided that a minimum annual royalty of $100,000 (which was changed to $75,000 on January 1, 1996) be paid monthly in arrears. A further condition of the lease acquisition agreement with Kinder is that all minimum royalty payments will be credited against any future liability which exceeds the minimum royalty (see Note 9). Kinder assigned all of its rights, title and interest in the federal lease to AmerAlia. Kinder also agreed to provide all documentation, files and records in its possession pertaining to the exploration of and development plans for the Rock School Lease; warranted that it had not assigned to any third party or dealt in any way with its interest in the Rock School Lease and granted AmerAlia an option to acquire its royalty interest. The assignment of the interest in the Rock School Lease from Kinder was approved by the BLM on January 1, 1996.

          The Rock School Lease was renewed July 1, 1991 for a period of ten years and is renewable under terms and conditions prescribed by the Secretary of the Interior. The lease is currently undeveloped, although the adjoining lease has been brought into production. AmerAlia has the permits to construct the mining facilities. AmerAlia is required to provide a $1,300,000 reclamation bond on the site prior to full commencement. AmerAlia is currently negotiating this bond. The EPA's Underground Injection Control Permit, currently issued in draft form, is the only significant additional permit required to operate the facility.

                                 AMERALIA, INC.
                        Notes to the Financial Statements
                          (A Development Stage Company)
                             June 30, 2000 and 1999


NOTE 3 -- LEASE ACQUISITION AND EXPLORATION COSTS (Continued)

          AmerAlia has entered into a construction agreement dated May 14, 1999 with a Delaware corporation doing business as U.S. Filter Corporation and HPD Products (US Filter) to design, manage and construct a sodium bicarbonate solution mining and production plant on the Rock School Lease for an amount not to exceed $33,200,000. As of June 30, 2000, the Company had advanced a total of $6,384,397 to U.S. Filter for the construction of the plant. The Company has also capitalized certain costs related to the construction of the plant totaling $610,245, bringing the total capitalized costs at June 30, 2000 to $6,994,642.

          In addition, during the year ended June 30, 2000, AmerAlia issued 433,333 shares of its outstanding common stock valued at $3.00 per share as prepaid construction costs related to the plant construction, for a total value of $1,300,000. These costs will be reclassified in the future as plant construction costs as the services are performed. Since the prepaid amount was the result of a stock issuance, the amount is being shown in the equity section of the accompanying balance sheet at June 30, 2000.

          Subject to AmerAlia obtaining satisfactory long-term financing, US Filter will complete the design and construction of the mine and processing plant for AmerAlia, guarantee the plant's performance and advance the costs of construction to AmerAlia. An independent engineering and marketing report has formed the basis of an information memorandum and detailed financial projections provided to selected institutional and non-institutional lenders in September 2000 for the purpose of securing $32 million of long-term financing to repay the US Filter construction finance. These documents and models have also been provided to Fitch IBCA, Duff & Phelps for the purpose of their rating the long-term debt. At the date of this report, AmerAlia does not have Fitch's preliminary assessment and is awaiting expressions of interest from prospective lenders.

          In addition, AmerAlia has continued discussions with an organization to provide the long- term financing once the plant is completed. This agreement had not been finalized as of the date of our audit report.

          If AmerAlia is unable to obtain the long-term financing, U.S. Filter has the right to cease any further work on the project and recover damages from AmerAlia. As a result of an amendment to the agreement with U.S. Filter, U.S. Filter holds a security interest in AmerAlia's Rock School Lease.

          AmerAlia is one of three companies holding federal leases which cover a unique, major natural resource of nahcolite (naturally occurring sodium bicarbonate). AmerAlia has performed surface geological investigation of the 1,320 acre lease and has reviewed data assembled by other investigators in the Piceance Creek Basin, including a 1974 report published by the United States Geological Survey entitled "Stratigraphy and Nahcolite Resources of the Saline Facies of the Green River Formation, Rio Blanco County, Colorado." (John R. Dyni, USGS Report 74-56). This report analyzed the results of a detailed study of ten core holes from the saline zone, including a core hole known as Dunn 20-1 which is approximately 800 feet to the east of AmerAlia's proposed initial mine site on the Rock School lease.

                                 AMERALIA, INC.
                        Notes to the Financial Statements
                          (A Development Stage Company)
                             June 30, 2000 and 1999


NOTE 3 -- LEASE ACQUISITION AND EXPLORATION COSTS (Continued)

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

          AmerAlia has capitalized costs associated with the acquisition of the lease site and certain other costs associated with the development of the resource. All other costs incurred in developing the resource are expensed as period costs.

NOTE 4 -- FIXED ASSETS

          Fixed assets at June 30, 2000 and 1999 are as follows:

                                                  JUNE 30,
                                           ---------------------
                                             2000         1999
                                           --------     --------
          Vehicle                          $ 31,960     $ 31,960
          Equipment                          61,916       50,369
          Less accumulated depreciation     (69,352)     (58,127)
                                           --------     --------
                                           $ 24,524     $ 24,202
                                           ========     ========

          Depreciation expense for the years ended June 30, 2000, 1999 and 1998 was $11,225, $9,056 and $8,618, respectively.

NOTE 5 -- DUE TO RELATED PARTIES

          AmerAlia owed $131,762 and $9,333 to affiliates of AmerAlia at June 30, 2000 and 1999, respectively. This liability is comprised of advances to AmerAlia, accrued compensation and unpaid directors fees.

                                 AMERALIA, INC.
                        Notes to the Financial Statements
                          (A Development Stage Company)
                             June 30, 2000 and 1999


NOTE 6 -- NOTES PAYABLE

                                                                         JUNE 30,
                                                                 -------------------------
                                                                    2000           1999
                                                                 ----------     ----------
          Notes payable consist of the following amounts:

          Note payable to investors; unsecured, due on
           demand; at 10% interest                               $    4,000     $    4,000

          Note payable to an individual; unsecured, due on
           October 29, 2000; interest at the prime rate
           (9.50% at June 30, 2000)                                 300,000             --

          Note payable to financial institution; principal
          and interest due January 21, 2001; interest at the
          prime rate (9.50% at June 30, 2000); secured
           by a related party guarantee agreement                 5,200,000             --
                                                                 ----------     ----------
               Total Notes Payable                               $5,504,000     $    4,000
                                                                 ==========     ==========

NOTE 7 -- OFFICER COMPENSATION

          AmerAlia paid $150,000 and $125,000 to Gunn Development Pty. Ltd. and $55,000 and $55,000 to Ahciejay Pty. for management fees during the years ended June 30, 2000 and 1999, respectively. These companies are affiliates of Mr. Bill H. Gunn, Chairman and President of AmerAlia, and Mr. Robert van Mourik, Executive Vice President, Chief Financial Officer, Secretary & Treasurer. On June 1, 1998, AmerAlia appointed Mr. John Woolard as an Executive Vice President. Previously, Mr. Woolard had been employed as a consultant under a consulting agreement. AmerAlia paid $150,000 and $135,000 in total compensation to Mr. Woolard during the years ended June 30, 2000 and 1999, respectively. Additional fees totaling $25,972 and $18,302 have been paid to Jacinth Pty. Ltd., an affiliate of Robert Cameron, a director of AmerAlia for the years ended June 30, 2000 and 1999, respectively. In addition, directors earned fees of $14,000 each. The liabilities to related parties include these fees (See Note 5), except in one instance where the fee reduced a related party receivable (See
          Note 2).

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

                                 AMERALIA, INC.
                        Notes to the Financial Statements
                          (A Development Stage Company)
                             June 30, 2000 and 1999


NOTE 8 -- OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS

          AmerAlia has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, of the exercise price of AmerAlia's stock options is greater than or equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized. Accordingly, no additional compensation expense was recorded by AmerAlia for the years ended June 30, 2000, 1999 or 1998.

          The following summarizes the exercise price per share and expiration date of AmerAlia's outstanding options and warrants to purchase preferred and common stock at June 30, 2000:

                    EXPIRATION DATE            PRICE       NUMBER
                    ---------------            -----      ---------
                    March 31, 2001             $6.00        442,000
                    March 31, 2001             $1.00        100,000
                    March 31, 2003             $1.50        150,000
                    December 31, 2003          $1.50         40,000 (See Note 9)
                    June 28, 2006              $1.50        505,000
                    June 28, 2006 (SAR's)      $1.50         70,000 (See Note 7)
                                                          ---------
                                                          1,307,000
                                                          =========

          During the year ended June 30, 2000, no options or warrants were exercised or expired.

          During the year ended June 30, 1999, 363,333 options and warrants expired and options for 1,253,000 common shares were exercised.

          During the year ended June 30, 1998, no options expired.

NOTE 9 -- COMMITMENTS AND CONTINGENT LIABILITIES

          AmerAlia is a party to certain claims and lawsuits arising from its business activities.

          In 1993, AmerAlia entered into an engineering contract with Raytheon Engineering (Raytheon) for the design and construction of a processing plant for the Rock School Lease. AmerAlia rescinded the contract claiming that Raytheon was late in providing engineering plans and testing and that their work was substandard. Raytheon had an outstanding invoice due them for approximately $303,800. During the year ended June 30, 2000, the amount was settled for $250,000 and the claim was dropped, resulting in a gain on settlement of debt of $53,800 for the year ended June 30, 2000.

          Marvin Hudson, a former officer and employee of AmerAlia has alleged that AmerAlia breached an employment agreement. AmerAlia claims that the agreement was fraudulent and void and intends on vigorously contesting the claim. The litigation is only in the earliest stages and the outcome or potential loss cannot currently be reasonably predicted. AmerAlia believes it has a valid defense and intends to defend its case vigorously.

                                 AMERALIA, INC.
                        Notes to the Financial Statements
                          (A Development Stage Company
                             June 30, 2000 and 1999


NOTE 9 -- COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

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

               Minimum amounts due are as follows:

                    2001                       $100,000
                    2002                        100,000
                                               --------
                         Total                 $200,000
                                               ========

          These payments will continue while AmerAlia holds the Rock School Lease. Royalties payable as of June 30, 2000 and 1999 were $354,167 and $279,167, respectively.

          As discussed in Note 3, the payment of the minimum annual royalties accrues credits which AmerAlia can offset against future royalty liabilities if they exceed the minimum annual royalty due. The total of these credits at June 30, 2000 was $487,500.

          In April 1999 (effective November 1998), AmerAlia entered into an employment contract with its Vice-President of Operations for a period of five years. Pursuant to the employment agreement, the officer will receive a salary of $100,000 per annum, plus bonuses and salary increases. AmerAlia also granted the officer options to acquire 100,000 shares of common stock at an exercise price of $1.50 per share, through December 31, 2003. 20,000 of those options vested upon signing the agreement and the remaining options vest annually through November 2002.

NOTE 10 -- RECOVERABILITY OF LEASE ACQUISITION AND EXPLORATION COSTS

          The recoverability of this investment is dependent upon AmerAlia developing mining operations on the lease so that the profitability of mining operations, or prospective mining operations, is sufficient to enable AmerAlia to be able to sell its investment and recover the lease acquisition and exploration costs, as well as any subsequent capitalized expenditures.

                                 AMERALIA, INC.
                        Notes to the Financial Statements
                          (A Development Stage Company)
                             June 30, 2000 and 1999


NOTE 11 -- ACCRUED EXPENSES

          Accrued expenses consist of the following at June 30, 2000 and 1999, respectively:

                                 2000         1999
                                -------     -------
          Accrued dividends     $74,650     $74,650
          Payroll taxes          12,495      13,569
          Other                   4,717          --
                                -------     -------
              Total             $91,862     $88,219
                                =======     =======

          AmerAlia has also entered into certain Guarantee Agreements with the Mars Trust, whereby the Mars Trust has guaranteed the repayment of the notes payable to the Bank of America (Note 6) in the event of a default. AmerAlia has agreed to pay the Mars Trust a guarantee fee equal to 10% of the loan proceeds, payable in restricted shares of common stock with the number of shares determined by future market prices of AmerAlia's stock. As of June 30, 2000, $520,000 was owed to the Mars Trust for these guarantee fees on the $5,200,000 note payable to the Bank of America. Upon the extension of the original due dates applicable to the Bank of America notes payable subsequent to June 30, 2000, the Guarantee Agreements were also amended and extended for an additional fee (see Note 14).

NOTE 12 -- PREFERRED STOCK

          There are 2,986 shares of Series E preferred stock which carry a 10% dividend payable quarterly in restricted common stock at $1.00 per share. Each share of the preferred stock is convertible into 1,000 shares of common stock until October 31, 2000.

NOTE 13 -- GOING CONCERN

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

NOTE 14 -- SUBSEQUENT EVENTS

          On July 10, 2000, AmerAlia borrowed from Bank of America $2,126,000 and entered into a further guarantee agreement with the Mars Trust. These funds have been used to pay interest due to Bank of America, reduce accounts payable, working capital and for further capital expenditure on the Rock School Lease project.

                                 AMERALIA, INC.
                        Notes to the Financial Statements
                          (A Development Stage Company)
                             June 30, 2000 and 1999



NOTE 14 -- SUBSEQUENT EVENTS (Continued)

          On September 1, 2000, AmerAlia completed an Amended and Restated Guarantee Agreement with the Mars Trust to replace the three existing guarantee agreements. It provides for the total $7,326,000 borrowed from the Bank of America and the extension of the guarantee to September 14, 2001 for a fee equal to 15% of the total loan, payable in restricted shares with the number of shares determined by future market prices of AmerAlia's common stock. Compared with the fee of 10% per year payable on the three existing guarantees, the new fee of 15% for the extended time is equivalent to a weighted average of approximately 9.2% per year.

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

3.1 (b)      Restated Articles of Incorporation

3.2 (a)      Bylaws of AmerAlia, Inc.

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

10.8 (f)     First Amendment to Special Warranty Assignment, Royalty
             Reservation, and Minimum Royalty Payment between AmerAlia and E.E.
             Kinder Co.

10.9 (f)     Consulting Agreement between AmerAlia and E.E. Kinder Co.

10.10 (f)    U.S. Government Sodium Lease

10.11 (g)    Design/Build Contract with U.S. Filter Corp.

10.12 (b)    Amended and Restated Guaranty Agreement with the Jacqueline Badger
             Mars Trust

21.1         Subsidiaries of the Registrant:    None.

27 (b)       Financial Data Schedule

(a) Incorporated by reference from the Company's Form 10 General Registration Statement filed with the Commission on March 5, 1987.

(b)      filed herewith..

(c)      Not included.

(d)      Not included.

(e) Incorporated by reference from the Company's Form 10-K for its year ended June 30, 1993.

(f) Incorporated by reference from the Company's Form 10-K for its year ended June 30, 1995.

(g) Incorporated by reference from the Company's Form 10-K for its year ended June 30, 1999.