Form 10-Q
period 2000-09-30
AMERALIA INC
filed 2000-11-13
CIK 811419

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


          [X] Quarterly Report pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                       OR

          [ ] Transition Report pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934
              For the transition period from       to


                           Commission File No. 0-15474


                                 AMERALIA, INC.
                     --------------------------------------
               (Exact name of Company as specified in its charter)

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

The number of shares outstanding of the Company's $.01 par value common stock as of November 1, 2000 was 11,857,290. Shares of preference stock, $0.05 par value, outstanding as of November 1, 2000 was 82.

                                 AMERALIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                               INDEX TO FORM 10-Q



                                                                         Page
                                                                         ----
PART I:  FINANCIAL INFORMATION


Item 1:  Financial Statements

                  Balance Sheets - September 30, 2000
                  and June 30, 2000                                        1

                  Statements of Operations for the Quarters
                  ending September 30, 2000 & 1999 and from
                  the Beginning of Development Stage on
                  July 1, 1992 to September 30, 2000                       3

                  Statements of Cash Flows for the Quarters
                  ending September 30, 2000 & 1999 and from
                  the Beginning of Development Stage on
                  July 1, 1992 to September 30, 2000                       4

                  Note to Consolidated Financial Statements                6

Item 2:           Management's Discussion and Analysis of
                  Financial Condition and Results
                  of Operations.                                           7

PART II: OTHER INFORMATION

Item 2:           Changes in Securities                                    9


SIGNATURE                                                                  9

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                       Sept 30         June 30
                                                         2000           2000
                                                     -----------     -----------
CURRENT ASSETS
    Cash                                             $   297,332     $     4,980
    Related party receivables                             59,122          57,071
    Prepaid expenses                                     104,167          30,152
    Interest receivable                                    2,713           2,713
                                                     -----------     -----------
    Total Current Assets                                 463,334          94,916
                                                     -----------     -----------

FIXED ASSETS                                              24,684          24,524
                                                     -----------     -----------

OTHER ASSETS
    Lease acquisition and exploration costs            3,565,267       3,565,267
    Plant construction in progress                     7,644,642       6,994,642
    Deferred financing costs                             871,523         392,020
    Note receivable - related party                       20,000          20,000
    Deposits                                                 650             650
                                                     -----------     -----------
    Total Other Assets                                12,102,082      10,972,579
                                                     -----------     -----------

TOTAL ASSETS                                         $12,590,100     $11,092,019
                                                     ===========     ===========



                              (Continued over page)

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                                 Sept 30         June 30
                                                                   2000            2000
                                                               ------------    ------------
CURRENT LIABILITIES
    Accounts payable                                           $    433,094    $    727,812
    Royalties payable                                               372,917         354,167
    Bank overdraft                                                       --          38,356
    Guarantee fees payable                                        1,098,900         520,000
    Accrued expenses                                                161,632          91,862
    Due to related parties                                           83,812         131,762
    Notes payable                                                 7,625,583       5,504,000
    Interest payable                                                 15,962         110,815
                                                               ------------    ------------
    Total Current Liabilities                                     9,791,900       7,478,774
                                                               ------------    ------------
COMMITMENTS AND CONTINGENCIES                                            --              --
                                                               ------------    ------------

STOCKHOLDERS' EQUITY
    Preferred stock, $.05 par value; 1,000,000 authorised;
    2,986 and 2,986 issued and outstanding; respectively                149             149
    Common stock, $.01 par value; 100,000,000 shares
    authorised; 8,765,699 and 8,765,699 issued and
    outstanding respectively                                         87,657          87,657
    Additional paid in capital                                   19,068,338      19,068,338
    Prepaid construction costs                                   (1,300,000)     (1,300,000)
    Accumulated deficit                                         (15,057,943)    (14,242,899)
                                                               ------------    ------------
    Total Stockholders' Equity                                    2,798,200       3,613,245
                                                               ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 12,590,100    $ 11,092,019
                                                               ============    ============

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                                                        From the
                                                                                                      Beginning of
                                                                                                    Development Stage
                                                                                                     on July 1, 1992
                                                               Quarter ending     Quarter ending       to Sept 30,
                                                                Sept 30, 2000      Sept 30, 1999          2000
                                                               ---------------    ---------------    ---------------

REVENUES                                                       $            --    $            --    $            --
EXPENSES
    General & administrative                                           583,621            585,973          8,173,450
    Depreciation & amortisation                                          3,500              2,663             84,695
                                                               ---------------    ---------------    ---------------
    Total Expenses                                                     587,121            588,636          8,258,145
                                                               ---------------    ---------------    ---------------
LOSS FROM OPERATIONS                                                  (587,121)          (588,636)        (8,258,145)
OTHER INCOME (EXPENSE)
    Other income                                                            --                 --                 29
    Investment income                                                       --                 --             89,760
    Other financing costs                                                   --                 --           (435,502)
    Gain on settlement of debt                                              --                 --             53,800
    Interest income                                                      4,823             14,803            324,230
    Interest expense                                                  (158,099)           (14,698)        (1,152,628)
    Foreign currency gain (loss)                                            --                 --            (63,572)
                                                               ---------------    ---------------    ---------------
    Total Other Income (Expense)                                      (153,276)               105         (1,183,937)
                                                               ---------------    ---------------    ---------------
NET LOSS BEFORE INCOME TAX EXPENSE                                    (740,397)          (588,531)        (9,442,082)
                                                               ---------------    ---------------    ---------------
    Income tax expense                                                      --                 --                 --
NET LOSS                                                       $      (740,397)   $      (588,531)   $    (9,442,082)
                                                               ---------------    ---------------    ---------------
BASIC NET LOSS PER SHARE                                       $        (0.084)   $        (0.073)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (`000)                     8,766              8,047

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                                         From the
                                                                                                       Beginning of
                                                                                                     Development Stage
                                                                                                      on July 1, 1992
                                                               Quarter ending     Quarter ending        to Sept 30,
                                                                Sept 30, 2000      Sept 30, 1999           2000
                                                               ---------------    ---------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                   $      (740,397)   $      (588,531)   $    (9,442,082)
    Adjustments to reconcile net loss to net cash
      (Used) in operating activities:
      Bad debt                                                              --                 --            624,798
      Stock issued for services rendered                                    --                 --             65,000
      Depreciation                                                       3,500              2,663             94,273
      Exchange (gain) loss                                                  --                 --           (168,556)
      (Increase) decrease in:
        Restricted cash                                                     --         (3,223,388)                --
        Accounts and interest receivable                                    --               (437)            (2,048)
        Deposits                                                            --                 --               (650)
        Notes receivable                                                    --                 --          1,300,497
        Related parties receivables                                     (2,051)           (42,500)           (59,122)
        Prepaid expenses                                               (74,015)           (49,250)           (86,167)
        Other assets                                                  (479,503)           (60,500)          (811,523)
     Increase (decrease) in:
        Bank overdraft                                                 (38,356)            (5,702)                --
        Accounts and royalties payable                                (275,968)            54,948            743,407
        Accrued expenses                                                (4,878)            (7,078)            18,601
        Due to related parties                                         (47,950)            13,604              2,510
        Interest payable                                               (94,853)            14,652           (103,104)
        Guarantee fees payable                                         578,900                 --          1,098,900
                                                               ---------------    ---------------    ---------------

Net Cash (Used) in Operating Activities                             (1,175,571)        (3,891,519)        (6,725,266)
                                                               ---------------    ---------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Lease exploration & development expenditure                             --                 --         (2,719,870)
    Plant construction in progress                                    (650,000)          (988,686)        (7,644,642)
    Purchase of property & equipment                                    (3,660)            (2,861)          (106,736)
    Liquidation of RIT investment                                           --                 --            418,346
    Cash paid on note receivable related                                    --                 --            (25,000)
    Cash received from noted receivable                                     --                 --           (139,853)
                                                               ---------------    ---------------    ---------------
Net Cash (Used) in Investing Activities                               (653,660)          (991,547)       (10,217,755)
                                                               ---------------    ---------------    ---------------

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                                        From the
                                                                                                      Beginning of
                                                                                                    Development Stage
                                                                                                     on July 1, 1992
                                                               Quarter ending     Quarter ending       to Sept 30,
                                                                Sept 30, 2000      Sept 30, 1999          2000
                                                               ---------------    ---------------   ----------------
 CASH FLOWS FROM FINANCING ACTIVITIES
    Cash received from issuance of stock                                    --            625,000          9,166,596
    Additional capital contributed                                          --                 --            307,372
    Cash received from notes                                         2,121,583          4,200,000          8,378,805
    Cash payments on notes payable                                          --                 --           (612,658)
                                                               ---------------    ---------------    ---------------
Net Cash provided from Financing Activities                          2,121,583          4,825,000         17,240,115
                                                               ---------------    ---------------    ---------------
NET INCREASE (DECREASE) IN CASH                                        292,352            (58,066)           297,094
Cash and cash equivalents at beginning of period                         4,980            312,104                238
                                                               ---------------    ---------------    ---------------
Cash and cash equivalents at end of period                     $       297,332    $       254,038    $       297,332
                                                               ---------------    ---------------    ---------------

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
    Income taxes                                               $            --    $            --    $            --
    Interest                                                   $            --    $            --    $       279,373

NON CASH FINANCING ACTIVITIES
    Common stock issued for payment of obligations             $            --    $            --    $       668,781
    Common stock issued for services rendered                  $            --    $            --    $        65,000
    Payment of preferred stock dividends through
     the issuance of additional common and
     preferred stock                                           $            --    $            --    $     1,443,413
   Common stock issued as prepaid construction costs           $            --    $            --    $     1,300,000

                                 AMERALIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTE TO FINANCIAL STATEMENTS

                   As at September 30, 1999 and June 30, 1999
              and for the Periods ended September 30, 1999 and 1998


NOTE 1. MANAGEMENT ADJUSTMENTS

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's June 30, 2000 Annual Report on Form 10-K. The results of operations for the periods ended September 30, 2000 and 1999 are not necessarily indicative of operating results for the full years.

     The Financial Statements and other information furnished herein reflect all adjustments which are, in the opinion of management of the Company, necessary for a fair presentation of the results of the interim periods covered by this report.

                                 AMERALIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     AmerAlia's future conduct depends on a number of factors beyond our control, so we cannot offer any assurance we will be able to conduct AmerAlia's operations as we contemplate in this report. This report contains various statements using the terms "may", "expects to", and other terms denoting future possibilities. They are forward-looking statements. We cannot guarantee the accuracy of these statements as they are subject to a variety of risks beyond AmerAlia's ability to predict or control. These risks may cause actual results to differ materially from the projections or estimates contained in this report. These risks include, but are not limited to, the possibility the described operations, reserves, exploration or production activities will not be completed on economic terms. Undertaking exploration, development and mining of mineral properties, significant construction projects, and the manufacture and marketing of chemical products is risky. Many of these risks are described in the Company's filing on Form 10-K for the fiscal year ended June 30, 2000 and it is important that each person reviewing this report understands the significant risks accompanying the establishment of AmerAlia's proposed operations.

Liquidity and Capital Resources

     AmerAlia does not generate any operating income and, therefore, continues to rely on raising capital from its existing shareholders and from private offerings of its securities to finance its operations. During the September quarter, AmerAlia borrowed a further $2,121,583 from a commercial bank, increasing the total borrowing from this bank to $7,321,583. This loan is guaranteed by AmerAlia's principal shareholder as explained in our current filing on Form 10K at Item 13(a) - "Certain Relationships and Related Party Transactions". In September, as set forth in the Form 10-K, we renegotiated and extended the term of the total borrowing with the bank and a new guarantee fee payable to the Mars Trust. The total guarantee fee payable has now increased to $1,098,900 and will be met through the issue of a number of shares to be determined by future events. A full discussion of the nature of this fee and the provision for its payment is set forth in our Annual Report on Form 10-K as referenced above.

     We used the funds to reduce net accounts and royalties payable by $275,968 and to fund further investment of $650,000 on plant and facilities preparatory to commencing on site construction. We repaid the bank overdraft of $38,836 and reduced liabilities to related parties by $47,950. We reduced net outstanding interest payable to the bank by $94,853 and we applied $82,000 to prepayments. We also funded the cash operating loss for the period.

     Subsequent to September 30, we have continued to use our cash to operate the company and advance its objectives to secure funding. We are engaged in negotiations to secure additional funding, yet have not finalised further funding at the time. We have nearly depleted our cash and have significant aged accounts payable. In October, 1999 we borrowed $300,000 from a shareholder as reported in our Form 10-K. This unsecured note, due October 29, 2000, has not been repaid as of the date of this report.

     Our cash flow estimates indicate that more than $2.5 million will be required to meet our obligations through the balance of the current calendar year, and significantly more financing would be required for AmerAlia to commence any further activities on its Rock School lease. AmerAlia has historically derived its liquidity from raising new equity investment or by issuing notes payable. AmerAlia's ability to ensure its long-term survival continues to be dependent upon AmerAlia constructing the proposed plant and securing financing for its construction, estimated to be up to $50 million. AmerAlia reached an agreement with US Filter to provide construction financing, but US Filter's agreement remains subject to numerous conditions and US Filter has not yet advanced any funds pursuant to that agreement. We have complied with our obligation to provide $6.4 million to initiate the design and construction activities. We are negotiating with prospective investors and financiers to achieve this financing objective, although there can be no assurance we will be able to complete this financing.

     AmerAlia does not favor issuing its equity at the current low price of its common stock, but may be required to do so. Any equity issued at current prices of less than $1.00 per share will significantly dilute our existing shareholders. Until AmerAlia obtains permanent financing for its plant construction, it is not likely that AmerAlia will be able to obtain any debt financing without one or more of its shareholders agreeing to be personally responsible for AmerAlia's obligations, as has been the case with the Mars Trust's guaranty of AmerAlia's existing obligations to the Bank of America in an approximate amount of $7,300,000. Although AmerAlia is discussing further financing along similar lines to enable AmerAlia to meet its near-term obligations and anticipated operational expenses through the end of the current calendar year, there can be no assurance that AmerAlia will be able to obtain any such financing.

     We will be unable to advance the construction of the Rock School Project much further without adequate long-term financing. In the meantime, it is our goal to maintain the Rock School Project in a "ready" status. Until the Rock School Project has been constructed and has commenced operations, we will not have any product for sale and will not receive operating revenues and we will continue to be dependent on equity placements to accredited investors and short-term debt financing as in the past. We will continue to engage in appropriate cash management techniques.

     A potential source of equity capital is through the exercise of our outstanding common stock purchase warrants and options. A total of 1,727,000 options is currently outstanding. The outstanding options, if exercised in whole or part, would result in additional capital for AmerAlia. The option exercise prices range from $1.00 to $6.00.

Results of Operations

     Since AmerAlia does not receive revenues from operations, any income it receives is generally derived from interest earned on funds on deposit resulting from stock subscriptions. Interest income during the September quarter was $4,823 (September 1999: $14,803).

     General and administrative expenditures were higher this quarter ($583,621) to last year ($585,973). Interest expense for the quarter was considerably higher ($158,099; September 1999: $14,698) due to the increased debt. Consequently, the September quarter's net loss of $740,397 exceeded that of the same period last year ($588,531). As discussed above, the company has incurred a liability for guarantee fees paid to establish debt facilities. Whilst these guarantee fees will be satisfied through the issue of shares in the future, the cost of these fees is amortised over the period of the debt. This non-cash amortisation expense in the September quarter was $144,400. Depreciation expense was $3,500, last year $2,663.

     Until AmerAlia achieves its objective of establishing a plant for the recovery and production of sodium bicarbonate, it will not be able to generate operating revenues. Whilst we are progressing negotiations with various prospective investors and financiers, we have not reached any definitive agreements to enable us to build our proposed facilities. We estimate more than $50 million will be required to fund construction and the associated working capital requirements until profitable operations are established. There is no assurance that AmerAlia can obtain this financing and, in the meantime, we must fund our operating losses from our own resources as discussed above.

Impact of Inflation

     We believe the Company's activities are not materially affected by inflation.


PART II: OTHER INFORMATION

Item 2:  Changes in Securities

     There were no changes in securities during the quarter ended September 30, 2000. Subsequently, 149,300 shares of common stock were issued in lieu of dividends payable on the Series E Preferred Stock. Under the statement of preferences governing the Series E Preferred Stock, the rights of the preferred stockholders to convert their shares into common stock expired October 31, 2000. Holders of 2,904 shares of preferred stock exercised their conversion rights during October; 82 shares of preferred stock remain. During October, 22,291 shares of common stock were issued in satisfaction of fees payable of $45,000 in connection with the Company's financing efforts and 16,000 shares of common stock were granted to an officer of the company as a stock bonus. As foreshadowed in the Company's annual report on Form 10-K, officers and directors accepted offers of options during October to acquire 400,000 shares of common stock at $1.09 per share until April 30, 2005.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized representative.

                                 AMERALIA, INC.




November   13, 2000                 By:     /s/ Robert van Mourik
                                            ---------------------
                                            Robert van Mourik
                                            Executive Vice President, Chief
                                            Financial Officer and principal
                                            financial and accounting officer.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
  27              Financial Data Schedule