Form 10-Q
period 2000-12-31
AMERALIA INC
filed 2001-02-13
CIK 811419

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 2000

                                       OR

[ ]      Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the transition period from      to

                           Commission File No. 0-15474


                                 AMERALIA, INC.
--------------------------------------------------------------------------------
               (Exact name of Company as specified in its charter)

                               A Utah Corporation
                  I.R.S. Employer Identification No. 87-0403973




                     818 TAUGHENBAUGH BLVD, RIFLE, CO 81650
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (970) 625 9134
--------------------------------------------------------------------------------
                (Company's telephone number, including area code)


                     311 Raleigh Road, Kenilworth, IL 60043
--------------------------------------------------------------------------------
                 (Address of former Principal Executive Offices)

Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

As of February 1, 2001 the number of shares outstanding of the company's $.01 par value common stock was 11,857,290 and the number of shares of $.05 par value preference stock was 82.

                                 AMERALIA, INC.


                               INDEX TO FORM 10-Q



                                                                                                          PAGE
PART I:           FINANCIAL INFORMATION


Item 1:           Financial Statements

                  Balance Sheets - December 31, 2000 and June 30, 2000                                       1

                  Statements of Operations for the Quarters and Half Years
                  ending December 31, 2000 & 1999 and from the beginning of
                  Development Stage on July 1, 1992 to December 31, 2000                                     3

                  Statements of Cash Flows for the Quarters and Half Years ending
                  December 31, 2000 & 1999 and from the beginning of Development
                  Stage on July 1, 1992 to December 31, 2000                                                 4

                  Notes to Financial Statements                                                              6

Item 2:           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.                                                                 7


PART II:          OTHER INFORMATION

Item 2:           Changes in Securities                                                                     10


SIGNATURE                                                                                                   10

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                        December 31       June 30
                                                           2000             2000
                                                        -----------      -----------
                                                        (unaudited)
ASSETS

Current Assets:

    Cash at bank                                        $   154,058      $     4,980
    Related party receivables                                60,046           57,071
    Prepaid expenses                                         74,667           30,152
    Interest receivable                                       2,713            2,713
                                                        -----------      -----------

Total Current Assets:                                       291,484           94,916

Fixed Assets                                                 26,545           24,524

Other Assets:

    Lease acquisition and development costs               3,633,844        3,565,267
    Plant construction in progress                        7,689,202        6,994,642
    Deferred financing costs                                970,773          392,020
    Note receivable - related party                          20,000           20,000
    Deposits & bonds                                         43,513              650
                                                        -----------      -----------

Total Other Assets:                                      12,357,332       10,972,579
                                                        -----------      -----------

Total Assets:                                           $12,675,361      $11,092,019
                                                        ===========      ===========


                              (Continued over page)

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                           BALANCE SHEETS (CONTINUED)


                                                                               December 31          June 30
                                                                                   2000               2000
                                                                               ------------       ------------
                                                                               (Unaudited)
LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:

    Accounts payable                                                           $    267,293       $    727,812
    Royalties payable                                                               391,667            354,167
    Bank overdraft                                                                   16,116             38,356
    Accrued expenses                                                                 17,938             91,862
    Due to related parties                                                          100,562            131,762
    Guarantee fees payable                                                        1,350,000            520,000
    Notes payable                                                                 8,125,583          5,504,000
    Interest payable                                                                 67,668            110,815
                                                                               ------------       ------------

    Total current liabilities                                                    10,336,827          7,478,774
                                                                               ------------       ------------

Commitments and contingent liabilities                                                   --                 --


SHAREHOLDERS' EQUITY

    Preferred stock, $0.05 par value;  1,000,000 authorized; 82 issued at
      December 31, 2000 and 2,986 at June 30, 2000:                                       4                149
    Common stock, $.01 par value; 100,000,000 shares authorized;
      Issued at Dec 31, 2000: 11,857,290 and at June 30, 2000: 8,765,699:           118,573             87,657
    Additional paid in capital                                                   19,243,867         19,068,338
    Prepaid construction costs                                                   (1,300,000)        (1,300,000)
    Accumulated deficit                                                         (15,723,910)       (14,242,899)
                                                                               ------------       ------------

Total Shareholders' Equity:                                                       2,338,534          3,613,245
                                                                               ------------       ------------

Total Liabilities & Shareholders' Equity:                                      $ 12,675,361       $ 11,092,019
                                                                               ============       ============

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                  From the
                                                                                                                Beginning of
                                                                                                                Development
                                          Qtr                Qtr              Half yr             Half yr         Stage on
                                         ending             ending            ending              ending        Jul 1, 1992 to
                                         Dec 31             Dec 31             Dec 31             Dec 31            Dec 31
                                          2000               1999               2000               1999              2000
                                      ------------       ------------       ------------       ------------     --------------
REVENUES                              $         --       $         --       $         --       $         --       $         --

EXPENSES
    General & administrative               321,189            442,084            760,412          1,028,057          8,350,241
    Depreciation & amortization              3,500              2,517              7,000              5,180             88,195
                                      ------------       ------------       ------------       ------------       ------------
Total Expenses:                            324,689            444,601            767,412          1,033,237          8,438,436
                                      ------------       ------------       ------------       ------------       ------------
(LOSS) FROM OPERATIONS                    (324,689)          (444,601)          (767,412)        (1,033,237)        (8,438,436)
                                      ------------       ------------       ------------       ------------       ------------

OTHER INCOME (EXPENSE)
    Other income                                --                 --                 --                 --                 29
    Investment income                           --                 --                 --                 --             89,760
    Other financing costs                 (157,633)          (130,833)          (302,031)          (130,833)          (737,533)
    Gain on settlement of debt                  --                 --                 --                 --             53,800
    Interest income                            629             23,019              5,452             37,822            324,859
    Interest expense                      (184,271)           (93,182)          (342,370)          (107,880)        (1,336,953)
    Foreign currency gain (loss)                --                 --                 --                 --            (63,572)
                                      ------------       ------------       ------------       ------------       ------------
    Total other income (expense)          (341,275)          (200,996)          (638,949)          (200,891)        (1,669,610)
                                      ------------       ------------       ------------       ------------       ------------
NET LOSS BEFORE
INCOME TAX EXPENSE                        (665,964)          (645,597)        (1,406,361)        (1,234,128)       (10,108,046)
                                      ------------       ------------       ------------       ------------       ------------
    Income tax expense                          --                 --                 --                 --                 --
                                      ------------       ------------       ------------       ------------       ------------
NET LOSS                              $   (665,964)      $   (645,597)      $ (1,406,361)      $ (1,234,128)      $(10,108,046)
                                      ============       ============       ============       ============       ============

BASIC NET LOSS PER SHARE              $     (0.065)      $     (0.080)      $     (0.144)      $     (0.157)

WEIGHTED AVERAGE
SHARES OUTSTANDING ('000)                   10,310              8,059              9,800              7,860

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                       From the
                                                                                                                     Beginning of
                                                                                                                     Development
                                                     Qtr               Qtr            Half yr          Half yr         Stage on
                                                    ending           ending           ending           ending        Jul 1, 1992 to
                                                    Dec 31            Dec 31          Dec 31           Dec 31            Dec 31
                                                     2000              1999            2000              1999             2000
                                                 ------------      ------------    ------------      ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                          $  (665,964)     $   (645,597)   $ (1,406,361)     $ (1,234,128)    $(10,108,046)
Adjustments to reconcile net loss to
    net cash used by operating activities:
    Bad debt                                               --                --              --                --          624,798
    Stock issued for services rendered                 57,000                --          57,000                --          122,000
    Depreciation & amortization                         3,500             2,517           7,000             5,180           97,773
    Exchange (gain) loss                                   --                --              --                --         (168,556)
    Gain on settlement of debt                             --                --              --                --          (53,800)
Change in Operating Assets and Liabilities:
    (Increase) Decrease in:
      Prepayments                                          --                --              --                --           18,000
      Notes receivable                                     --                --              --                --        1,300,497
      Restricted cash                                      --         4,123,830              --           900,442               --
      Accounts & interest receivable                       --              (409)             --              (846)          (2,048)
      Related parties receivables                        (924)           (2,500)         (2,975)          (45,000)         (60,046)
      Prepaid expenses                                 29,500             3,816         (44,515)          (45,434)         (74,667)
      Deposits & bonds                                (42,863)               --         (42,863)               --          (43,513)
      Other assets                                    (99,250)         (368,206)       (578,753)         (428,706)        (910,773)
    Increase (decrease) in:
      Bank overdraft                                   16,116                --         (22,240)           (5,702)          16,116
      Due to related parties                           16,750            10,200         (31,200)           23,804           19,260
      Accounts payable and royalties payable         (147,051)          419,794        (423,019)          474,742          650,156
      Accrued expenses                                  5,604           (66,749)            726           (73,827)          24,205
      Guarantee fees payable                          251,100           450,000         830,000           450,000        1,350,000
      Interest payable                                 51,706             4,778         (43,147)           19,430          (51,398)
                                                 ------------      ------------    ------------      ------------     ------------
Cash flows from operating activities                 (524,776)        3,931,474      (1,700,347)           39,955       (7,250,042)

CASH FLOWS FROM INVESTING ACTIVITIES

    Lease exploration & development expenditure       (68,577)               --         (68,577)               --       (2,788,447)
    Plant construction                                (44,560)       (4,453,650)       (694,560)       (5,442,335)      (7,689,202)
    Purchase of property & equipment                   (5,361)               --          (9,021)           (2,862)        (112,097)
    Cash paid on note receivable - related                 --             5,000              --             5,000          (25,000)
    Liquidation of RIT investment                          --                --              --                --          418,346
    Cash received from notes receivable                    --                --              --                --         (139,853)
                                                 ------------      ------------    ------------      ------------     ------------
Cash flows from investing activities             $   (118,498)     $ (4,448,650)   $   (772,158)     $ (5,440,197)    $(10,336,253)

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                                                                         From the
                                                                                                                      Beginning of
                                                                                                                      Development
                                                        Qtr              Qtr          Half yr            Half yr       Stage on
                                                       ending           ending        ending             ending      Jul 1, 1992 to
                                                       Dec 31           Dec 31         Dec 31            Dec 31          Dec 31
                                                        2000              1999           2000              1999            2000
                                                    ------------      ------------   ------------      ------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES

    Cash received from issuance of stock            $         --      $         --   $         --      $    625,000    $  9,166,596
    Additional capital contributed                            --                --             --                --         307,372
    Cash received from notes                             500,000           300,000      2,621,583         4,500,000       8,878,805
    Payments on notes                                         --                --             --                          (612,658)
                                                    ------------      ------------   ------------      ------------    ------------

Cash flows from financing activities                     500,000           300,000      2,621,583         5,125,000      17,740,115

NET INCREASE (DECREASE) IN CASH                         (143,274)         (217,176)       149,078          (275,242)        153,820

Cash and cash equivalents at beginning of period         297,332           254,038          4,980           312,104             238
                                                    ------------      ------------   ------------      ------------    ------------

Cash and cash equivalents at end of period          $    154,058      $     36,862   $    154,058      $     36,862    $    154,058
                                                    ============      ============   ============      ============    ============



SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

    Income taxes                                    $         --      $         --   $         --      $         --    $         --
    Interest                                        $    132,565      $     88,404   $    385,517      $     88,450    $    912,900

NON CASH FINANCING ACTIVITIES

    Common stock issued for payment of obligations  $         --      $         --   $         --      $         --    $    668,781
    Common stock issued for services rendered       $     57,000      $         --   $     57,000      $         --    $    122,000
    Payment of preferred stock dividends
      through the issuance of additional
      common and preferred stock                    $    149,300      $     74,650   $    149,300      $    149,300    $  1,592,713

                                 AMERALIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                     As at December 31 and June 30, 2000 and
                for the Periods ended December 31, 2000 and 1999


NOTE 1. MANAGEMENT ADJUSTMENTS

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with AmerAlia's June 30, 2000 Annual Report on Form 10-K. The results of operations for the periods ended December 31, 2000 and 1999 are not necessarily indicative of operating results for the full years.

         The Financial Statements and other information furnished herein reflect all adjustments which are, in the opinion of AmerAlia's management, necessary for a fair presentation of the results of the interim periods covered by this report.

         In October 2000, AmerAlia formed a wholly owned subsidiary, Natural Soda, Inc., to hold AmerAlia's soda assets and conduct its soda business. The financial statements present the consolidated financial statements of AmerAlia, Inc. and its subsidiary, Natural Soda, Inc..

                                 AMERALIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements Disclaimer pursuant to 1933 & 1934 Securities Acts

         AmerAlia's future conduct depends on a number of factors beyond our control, so we cannot offer any assurance we will be able to conduct AmerAlia's operations as we contemplate in this report. This report contains various statements using the terms "may", "expects to", and other terms denoting future possibilities. They are forward-looking statements. We cannot guarantee the accuracy of these statements as they are subject to a variety of risks beyond AmerAlia's ability to predict or control. These risks may cause actual results to differ materially from the projections or estimates contained in this report. These risks include, but are not limited to, the possibility the described operations, reserves, exploration or production activities will not be completed on economic terms. Undertaking exploration, development and mining of mineral properties, significant construction projects, and the manufacture and marketing of chemical products is risky. Many of these risks are described in the Company's filing on Form 10-K for the fiscal year ended June 30, 2000 and it is important each person reviewing this report understands the significant risks accompanying the establishment of AmerAlia's proposed operations.

Liquidity and Capital Resources

         AmerAlia does not generate any operating income and, therefore, continues to rely on raising capital from its existing shareholders and from private offerings of its securities to finance its operations. During the December quarter, AmerAlia borrowed a further $500,000 in addition to the $2,121,583 it had borrowed during the September quarter from a commercial bank, increasing its bank debt at December 31 to $7,825,583. This loan is guaranteed by AmerAlia's principal shareholder as explained in our current filing on Form 10K at Item 13(a) - "Certain Relationships and Related Party Transactions". In September, as set forth in the Form 10-K, we renegotiated and extended the term of the total borrowing with the bank and a new guarantee fee payable to the Mars Trust. On December 1, 2000 we again renegotiated this guarantee and increased the associated bank loan facility, as explained in our filing on Form 8K. The total guarantee fee payable has now increased to $1,350,000 and will be met through the issue of a number of shares to be determined by future events. A full discussion of the nature of this fee and the provision for its payment is set forth in our Form 8K filing. In January 2001, we borrowed another $500,000 increasing the total borrowing from this bank to $8,321,583. We can borrow a further $600,000 subject to the conditions of the guarantee agreement.

         During the half year to December 31, 2000 we used the funds to invest $772,158 in construction and permitting activities, reduce net accounts and royalties payable by $423,019, interest payable by $43,147, reduce the bank overdraft by $22,240 and liabilities to related parties by $31,200. We applied $42,863 to bonds and $44,515 to prepaid expenses. We also funded the cash operating loss of $504,831 for the December quarter ($1,097,330 for the half year).

         After approximately two years of permitting process, including a public review, the US Environmental Protection Agency has issued its final Area Permit. This permit allows full commercial development of our sodium bicarbonate resource without limiting the number of production wells or the production rate. Over the last twelve months, we installed five water monitoring wells and have collected baseline water data. The Colorado permitting agency, the Division of Minerals and Geology, requires the collection of five quarterly periods of data which we will complete in February 2001. This clears the way to begin solution mining activities. Like the EPA permit, we are not limited in our production rates.

         While the US Department of Interior has previously authorised the recovery of nahcolite from our resource at 50,000 tons per year, we are now applying for permits to extend this permitted production to allow a seamless transition to a larger scale project consistent with our business plan and financial forecasts. We will be able to commence on site construction and nahcolite recovery when we have obtained approximately $32,000,000 in take out financing for the construction, completed the water monitoring process and posted the land reclamation bonds. We have instructed US Filter to proceed with further detailed engineering of the proposed plant. This work, currently underway, will nearly complete the engineering required to complete our plant and facilities. Significant equipment fabrication has been completed and approximately 75% of all required plant equipment has been fabricated or ordered.

         AmerAlia plans to transport fabricated items for the plant to the site and commence construction as soon as winter weather abates, we have secured approvals for the necessary take out financing and engineering is complete. US Filter has agreed to provide construction financing when we have long term financing in place to replace the construction finance upon completion of construction and startup. The project has been independently reviewed to the satisfaction of R.W. Beck, consulting engineers. We are continuing negotiations with several lending institutions to determine the availability and terms of this take out financing.

         Our cash flow estimates indicate that more than $1.5 million will be required to meet our obligations through the balance of the current fiscal year, and significantly more financing would be required for AmerAlia to commence any further activities on its Rock School lease. AmerAlia has historically derived its liquidity from raising new equity investment or by issuing notes payable. AmerAlia's ability to ensure its long-term survival continues to be dependent upon AmerAlia constructing the proposed plant and securing financing for its construction, estimated to be up to $50 million.

         AmerAlia does not favor issuing its equity at the current low price of its common stock, but may be required to do so. Any equity issued at current prices will significantly dilute our existing shareholders. Until AmerAlia obtains permanent financing for its plant construction, it is not likely that AmerAlia will be able to obtain other debt financing without one or more of its shareholders agreeing to be personally responsible for AmerAlia's obligations, as has been the case with the Mars Trust's guaranty of AmerAlia's existing obligations to the Bank of America, now approximately $8,300,000. We will continue to engage in appropriate cash management techniques and continue our negotiations to raise further funding to support our project development, financing and operating costs.

         A potential source of equity capital is through the exercise of our outstanding common stock purchase warrants and options. A total of 1,727,000 options is currently outstanding. The outstanding options, if exercised in whole or part, would result in additional capital for AmerAlia. The option exercise prices range from $1.00 to $6.00.

Results of Operations

         Since AmerAlia does not receive revenues from operations, any income it receives is generally derived from interest earned on funds on deposit resulting from stock subscriptions or borrowings. Interest income during the December quarter was $629 and for the half year, $5,452 (December 1999 quarter: $23,019; half year: $37,822).

         General and administrative expenditures were less this quarter ($321,189) and half year ($760,412) compared to last year ($442,084 and $1,288,057). Interest expense was considerably higher for the quarter ($184,271; December 1999: $93,182) and for the half year ($342,370; December 1999:
$107,880) due to the increased debt. We expect our general and administrative expenses to increase further as we advance our corporate activities in anticipation of financing and commencement of construction.

         The December quarter's net loss of $665,964 was similar to that of the same period last year ($645,597); and the half year's loss was higher, $1,406,361 (1999: $1,234,128). We anticipate our losses will continue, and possibly increase, as we proceed toward obtaining finance and commencing plant construction. We anticipate our losses will decrease after completion of the plant when we shall be able to commence sales of sodium bicarbonate we produce from the plant.

         As discussed above, the company has incurred a liability for guarantee fees paid to establish debt facilities. Whilst these guarantee fees will be satisfied through the issue of shares in the future, the cost of these fees is amortised over the period of the debt. This non-cash amortisation expense in the December quarter was $157,633 and half year $302,031 (December 1999 quarter:
$130,833 and half year: $130,833). Depreciation expense for the half year was $7,000; 1999: $5,180.

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

PART II: OTHER INFORMATION

Item 2: Changes in Securities

         As disclosed in the company's filing on Form 10Q for the September 2000 quarter, the following events occurred during the December quarter: 149,300 shares of common stock were issued in lieu of dividends payable on the Series E Preferred Stock; 22,291 shares of common stock were issued in satisfaction of fees payable of $45,000 in connection with the Company's financing efforts and 16,000 shares of common stock were granted to an officer of the company as a stock bonus. Under the statement of preferences governing the Series E Preferred Stock, the rights of the preferred stockholders to convert their shares into common stock expired October 31, 2000. Holders of 2,904 shares of preferred stock exercised their conversion rights during October; 82 shares of preferred stock remain. During October, as foreshadowed in the Company's annual report on Form 10-K, officers and directors accepted offers of options to acquire 400,000 shares of common stock at $1.09 per share until April 30, 2005.



                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized representative.

                                            AMERALIA, INC.




February  9, 2001                   By:     /s/ Robert van Mourik
                                            ------------------------------------
                                            Robert van Mourik
                                            Executive Vice President, Chief
                                            Financial Officer and principal
                                            financial and accounting officer.