Form 10-K/A
period 2000-06-30
AMERALIA INC
filed 2001-02-21
CIK 811419

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-1

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

                  818 Taughenbaugh Blvd., Rifle, Colorado 81650
                  ---------------------------------------------
                    (Address of Principal Executive Offices)

                  311 Raleigh Road, Kenilworth, Illinois 60043
                  --------------------------------------------
                 (Former Address of Principal Executive Offices)

Company's telephone number, including area code:                  (970) 625-9134
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

Shares of common stock, $.01 par value, outstanding as of November 15, 2000:
11,857,290. Aggregate market value of the voting stock held by non-affiliates of AmerAlia as of November 15, 2000 was approximately $5,067,700. The estimate is based on the last sale price per share and an estimated 5,391,176 shares held by non-affiliates.

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

         AmerAlia's primary goal is to recover sodium bicarbonate from the lease for sale initially to the animal feed market and then to the industrial, pharmaceutical and food grade markets. Animal feed quality sodium bicarbonate is a lower quality product with a current market price averaging approximately $240 per ton delivered. Sodium bicarbonate is used in the preparation of animal feed mixes where it acts as a rumen buffer to increase dairy cow milk production. There are numerous other markets for sodium bicarbonate. These other markets include pharmaceutical and food grade use of sodium bicarbonate. The production of sodium bicarbonate also enables the production of soda ash, caustic soda and other sodium chemicals widely used in the manufacture of glass, detergents and a variety of inorganic and organic chemicals. Sodium bicarbonate is used as a reagent for flue gas desulfurization.

         AmerAlia submitted its mining and development plans to the Bureau of Land Management ("BLM") and also submitted applications for all necessary associated permits to other regulatory agencies of the federal, state and county administrations. The BLM approved our mine plan to construct a solution mine utilizing three solution cavities on our Rock School Lease in Northwest Colorado. The BLM issued its Decision Record on December 3, 1999 after the BLM produced an environmental assessment and reached a finding that the project would have no significant environmental impact. The BLM did not receive any appeals during the mandatory appeal period. The BLM also approved on December 1, 1999 our request to install groundwater monitoring wells on a portion of the lease. We have now completed five monitoring wells. The stratigraphy and aquifers encountered in these wells were consistent with previous wells drilled in the resource. The purpose of the wells is to collect base line water data as a prelude to our solution mining operations. The last data will be collected in February 2001. The US Environmental Protection Agency (EPA) regulates solution mining of nahcolite in Colorado. On February 1, 2001 the EPA issued our Final Area Permit. It allows our project to proceed without limiting the number of production wells or the production rate. This process took approximately two years including a public review. We will be fully permitted to commence construction and solution mining on the Rock School Lease upon completion of the water monitoring activities and posting the required land reclamation bonds.

         In May, 1999 AmerAlia entered into a Design/Build Agreement with U.S. Filter Wastewater Group, Inc. of Naperville, Illinois to design and construct Phase I of a 150,000 ton per year sodium bicarbonate mining and processing plant for a cost not to exceed $32 million With amendments and delays, this cost may be higher by the time of completion. Under the contract, we paid an initial $6.4 million to US Filter. We are obliged to pay the balance at end of construction and after a production rate of 50,000 tons per year has been achieved. US Filter requires us to obtain long term financing for costs in excess of $6.4 million before US

Filter will advance construction financing. As a result of the $6.4 million we have advanced to US Filter, engineering and procurement is 50% complete, most critical delivery equipment and materials have been purchased and we are ready to begin field construction. Some of the major plant items are now wholly or partially fabricated. These include the crystallizers, centrifuge, product dryer, storage silos and similar equipment. No construction has occurred on the ground, and U.S. Filter is in a "stand by" capacity with respect to this project until we are able to obtain adequate long-term financing. However, we have instructed US Filter to progress its engineering design work nearly to completion and we are funding the cost of this work from our own resources.

         Our ability to commence on-site construction is dependent upon either being able to secure long term financing to repay US Filter's construction loan, or to obtain a significant amount of debt and equity capital to continue plant construction. Interested lenders had been waiting for an independent review of the project by R.W. Beck, Engineers, and TvanF Associates, as marketing sub-consultant. On April 24, 2000 they submitted their report. This report assessed the proposed solution mining, plant design, marketing prospects and financial feasibility of the project. They have, amongst other things, concluded that the proposed project is technically feasible and should support a long term debt of $32 million with a conservative debt service coverage ratio, based on selling all of the proposed output for animal feed grade alone. While we intend to concentrate in the initial years on the animal feed markets as evaluated by Beck, AmerAlia also anticipates higher production rates and selling to higher value sodium bicarbonate markets.

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

         In October, 2000 AmerAlia established a wholly owned subsidiary, Natural Soda Inc. ("NSI"), to own our sodium bicarbonate assets and to operate our soda business. This will meet the requirements of lenders who require a "stand alone" subsidiary as a condition of providing our long-term funding. Roger Day, formerly our Vice President Operations, has been appointed President of NSI.

         AmerAlia has not been involved in any bankruptcy, receivership, or similar proceedings.

Forward Looking Statements and Risk Factors Statement pursuant to 1933 & 1934 Securities Acts

         AmerAlia's future conduct depends on a number of factors beyond our control, so we cannot offer any assurance we will be able to conduct our operations as we contemplate in this report. This report contains various statements using the terms "may", "expects to", and other terms denoting future possibilities. They are forward-looking statements. We cannot guarantee the accuracy of these statements as they are subject to a variety of risks beyond AmerAlia's ability to predict or control. These risks may cause actual results to differ from the projections or estimates contained in this report. These risks include, but are not limited to, the possibility the described operations, reserves, exploration or production activities will not be completed on economic terms. Undertaking exploration, development and mining of mineral properties, significant construction projects, and the manufacture and marketing of chemical products is risky. Many of these risks are described in this report and it is important that each person reviewing this report understands the risks accompanying the establishment of AmerAlia's proposed operations. These risks and factors include:

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

     o AmerAlia has not negotiated long term employment and compensation arrangements with its officers, other than with its President of Natural Soda, Inc. (formerly its Vice President, Operations), pending resolution of long-term financing.

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

     o AmerAlia's lease is due for renewal on July 1, 2001. The lease requires sodium be produced in paying quantities for the lease to be renewed. Our understanding of BLM general practice is that the conduct of our activities proceeding to plant construction will be sufficient to enable a lease renewal. However, if there is a change in the interpretation of the lease conditions, then the BLM may depart from past practice and not renew the lease. Our application to renew the lease is currently being processed by the BLM.

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

         Both the animal feed and the pharmaceutical grade markets are experiencing modest growth. If we are able to commence production of sodium bicarbonate we plan initially to supply the animal feed market. Small amounts of sodium bicarbonate in feed rations re-establish normal rumen balance thereby controlling acidosis stress conditions in a manner similar to antacids in humans. This increases yields of both milk and butter fat in the dairy industry.

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

         Competition. Any production by AmerAlia or anyone else from the Rock School Lease will be marketed in traditional sodium bicarbonate markets in competition with large and well-established companies. The animal feed market is subject to competition from other suppliers of sodium bicarbonate and alternative rumen buffers. The resources of those companies far exceed those of AmerAlia.

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

The BLM approved Kinder's assignment of the Rock School Lease effective January 1, 1996.

         Rock School Lease -- Terms. The current term of the Rock School Lease is due for renewal in June 2001. As leaseholder, AmerAlia has a preferential right to renew the lease, but this right is subject to numerous requirements. The most significant requires that AmerAlia must be producing sodium bicarbonate from the lease "in paying quantities." As we have discussed above in Item 1, we believe BLM general practice is that the conduct of our activities proceeding to plant construction will be sufficient to enable a lease renewal. Our application to renew the lease has been submitted to the BLM. This lease can be renewed in perpetuity if we conduct operations on the lease and comply with the terms and conditions of the lease.

         AmerAlia pays rent to the BLM annually in advance at the rate of $1 per acre. If AmerAlia succeeds in its business plan and produces sodium bicarbonate from the lease, AmerAlia will have to pay the BLM a 5% production royalty.

         Exploration and Development Work To Date. When AmerAlia acquired the Denison interest in the Rock School Lease in 1989, approximately $493,000 had already been invested in various geological, engineering and marketing studies associated with developing the resource. Since then and through December 31, 2000, AmerAlia has invested a further $2,390,844 in direct expenditures for further geological and engineering studies including drilling a core hole, legal expenses, technical consultants, and advances to the BLM to advance the project's development. These expenditures, which do not include the acquisition cost of the lease, have been capitalized in AmerAlia's financial statements. Further capitalised expenditures include $7,689,202 paid to US Filter and others through December 31, 2000 to design the operating facility and to commence off-site fabrication of certain components for the plant.

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

         Proposed Development Program. The plan submitted to the BLM envisages the development of the resource in stages starting with a plant to produce 50,000 tons per year and then expanding the initial facility to 150,000 tons per year. Production will be from a 500 foot thick zone at a depth of 2,000 feet to 2,500 feet. Weak liquor will be injected into the nahcolite bearing rock; the nahcolite will dissolve and be brought to the surface in solution where it will be recrystallized and dried prior to despatch. This solution mining technology has been previously tested in the same resource by Shell Oil (1970-1972) and found to be feasible. Solution mining in other resources is well established. AmerAlia's cash cost of production is expected to be about one-half of the estimated existing industry average cash costs.

         In May 1999, we entered into an agreement with US Filter for the design and construction of the plant and related facilities. Under the agreement, US Filter will guarantee the performance of the plant and related facilities, but will not guarantee that the underground facilities will produce sodium bicarbonate in solution satisfactory to feed the plant. US Filter also agreed to finance the design and construction of the plant and related facilities subject, however, to two principal conditions:

     o First, AmerAlia was obliged to place $6.4 million into an escrow account to fund design and engineering expenses until AmerAlia was able to obtain a firm commitment for permanent financing (although we deposited the required funds, we have not obtained the firm financing commitment as described below); and

     o Before US Filter will advance any expenses to AmerAlia under the terms of the agreement, AmerAlia must obtain a permanent financing commitment that is acceptable to US Filter. US Filter has advised AmerAlia an acceptable financing commitment must not be subject to conditions other than the performance of the plant. Under the Design/Build agreement we were required to provide acceptable financing by August 15, 1999. We have not met this condition, however, US Filter has not declared a default under the agreement and we are continuing negotiations with prospective financiers to establish a facility satisfactory to US Filter.

     o Also, before US Filter will advance any expenses under the terms of the agreement, AmerAlia was obligated to obtain all necessary permits, bring electricity to the property, and take certain other actions. While AmerAlia believes it has all material permits necessary for the plant construction, there are certain other aspects of the agreement which are overdue and must yet be met. Among these overdue obligations are AmerAlia's obligations to supply water, natural gas and electricity to the site.

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

         that the employment contract allegedly entered into between AmerAlia and Mr. Hudson was a forgery or procured by fraud or duress and, therefore, not enforceable (the "Fraudulent Employment Contracts"); and that Mr. Hudson had converted to his own use funds, documents, personal property, and equipment belonging to AmerAlia ("Conversion");

         In the State Action, AmerAlia has sought damages and exemplary damages against Mr. Hudson, as well as an injunction and an accounting. Mr. Hudson sought to remove this action to the Federal Court, but the Federal Court remanded it back to the Arapahoe County District Court. In November 1999, the Arapahoe County District Court granted Mr. Hudson's motion to change venue of the State Action to El Paso County, Colorado where it was assigned case no. 99-CV-3050 in Division 5.

         In December 1999 Mr. Hudson filed an answer with counterclaims in the State Action in which he denied the material allegations of AmerAlia's complaint and re-alleged the Breach of Contract Action, Willful and Wanton Breach of Contract, and Wrongful Discharge. At that time, Mr. Hudson also alleged violation of the Colorado Wage Claim Act ( Section 8-4-101 et seq.) and common law fraud. As he had done in the Federal Action, Mr. Hudson also named Messrs. Gunn, van Mourik and Summerson individually and as officers and directors of AmerAlia.

         Mr. Hudson served his answer and counterclaim on AmerAlia in December 1999, and AmerAlia replied denying all of Mr. Hudson's material allegations. Mr. Hudson did not serve Mr. Gunn with the complaint until June 2000, and has not yet served any other defendant. Mr. Gunn filed a reply in July 2000 denying all of Mr. Hudson's material allegations.

         This case has not been set for trial, and only limited discovery has taken place as yet. Consequently, although AmerAlia believes it has meritorious claims against Mr. Hudson and will defend its position vigorously, it is premature to predict the possible outcome to this matter.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         AmerAlia held an annual meeting of its shareholders on June 23, 2000. Messrs. Gunn, Woolard, van Mourik, Summerson, Cameron and Murphy were elected to the Board of Directors. Votes were cast for the directors as follows:

                             Abstain      Votes For
                            ---------     ---------
Bill H. Gunn                9,071,035     1,034,000
John F. Woolard             9,491,060        76,175
Robert C. J. van Mourik     9,062,060     1,043,175
Neil E. Summerson           9,062,060     1,043,175
Robert A. Cameron           9,062,060     1,043,175
Geoffrey C. Murphy          9,491,060        76,175


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

                                  Average
For the Quarter Ended            Sale Price
---------------------            ----------

September 30, 1998                 $ 1.45
December 31, 1998                  $ 1.25
March 31, 1999                     $ 1.50
June 30, 1999                      $ 3.00
September 30, 1999                 $ 3.00
December 31, 1999                  $ 2.86
March 31, 2000                     $ 2.91
June 30, 2000                      $ 2.14
September 30, 2000                 $ 1.17
December 31, 2000                  $ 0.75

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

         In March 2000, AmerAlia issued 24,000 shares of its restricted common stock to Charles D. O'Kieffe as a fee for lending AmerAlia $300,000 with interest calculated at the prime lending rate of the Harris Bank, Chicago. Mr. O'Kieffe advanced the funds in October 1999 and the note was extended, in February 2001, until July 1, 2001 in consideration for the issuance of another 30,000 shares of restricted common stock. Mr. O'Kieffe is an accredited investor and an existing shareholder of AmerAlia. The offering was made under the exemption from registration found in Section 4(2) of the Securities Act of 1933. No underwriter or finder was involved in this transaction.

         In January 2000, AmerAlia issued 433,333 shares of its restricted common stock to Industrial Systems, Inc. ("ISI"), a contractor performing work for us on our Rock School Project. ISI accepted these shares in lieu of a cash payment. ISI represented to us that it is an accredited investor and, therefore, the offering was made under the exemption from registration found in Section 4(6) of the Securities Act of 1933. No underwriter or finder was involved in this transaction.

         During the fiscal year ended June 30, 2000, dividends aggregating $298,600 became payable to the holders of the Series E Preferred Stock. AmerAlia has paid these dividends to the holders of the Series E Preferred Stock through the issuance of 298,600 shares of its restricted common stock. In addition, it has paid dividends of $74,650 to the holders of the Series E Preferred Stock for the quarter ended September 30, 2000 through the issue of 74,650 shares of common stock.

         In October, 2000 a stock bonus of 16,000 shares was granted to Roger Day, an officer of the company, and a further 22,291 shares were issued in settlement of fees payable.

ITEM 6.          SELECTED FINANCIAL DATA.

         The following information has been derived from AmerAlia's financial statements. The financial statements attached to this annual report on Form 10-K were prepared in accordance with Regulation S-B.



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                             SELECTED FINANCIAL DATA
                         Amounts in Thousands of Dollars
                             (Except Per Share Data)
                               Year ended June 30

                       2000         1999         1998         1997         1996
                     --------     --------     --------     --------     --------
Revenues                  --           --           --           --           --
Net Loss              (2,234)      (1,902)        (550)        (769)        (751)
Loss per Share          (.27)        (.31)        (.13)        (.26)        (.28)
Total Assets          11,092        5,836        3,500        3,008        3,608
Total Current
 Assets                   93        1,378          725           12            2
Total Current
 Liabilities           7,479          923          819          650        1,481
Long Term Debt            --           --           --            4            9
Shareholders'
 Equity                3,613        4,913        2,681        2,354        2,118
Weighted Average
 No. of Shares         8,270        6,230        4,313        3,014        2,653

--------------------------------------------------------------------------------

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

              o borrowed $300,000 from Charles D. O'Kieffe, a shareholder, in October 1999; and

              o borrowed $5.2 million from NationsBank, N.A. (now Bank of America, N.A.) in two increments in September 1999 and January 2000.

         In July 2000, we borrowed a further $2.126 million from Bank of America under the same terms and conditions. These loans from the Bank of America are guaranteed by AmerAlia's principal shareholder for a fee payable in restricted shares as explained at Item 13(a) Certain Relationships and Related Party Transactions under "Guaranty Agreement". The number of shares of restricted common stock to be issued to pay the fee is based upon future market prices of the Company's common stock, hence the obligation to pay the guarantee fee is recorded as a current liability in the Company's financial statements until the shares are issued. The liability for this fee was $520,000 at June 30, 2000, and the aggregate liability to the Bank of America was $5,200,000. In conjunction with the renegotiation of the guaranty fees, the term of this aggregated loan has been extended to September 2001, and subsequently, to December 1, 2001 (See
Item 13(a) Guaranty Agreement).

         AmerAlia met its working capital requirements in excess of these borrowings in a number of ways during the past fiscal year, and these are continuing into the 2001 fiscal year.

              o AmerAlia has deferred paying some accounts and royalties payable. This includes approximately $466,667 at June 30, 2000, in minimum royalties and consulting fees due to Kinder, the vendor of the lease for our Rock School Project. This obligation unsecured, Kinder has not demanded payment of these amounts, and we intend to bring this account current when adequate funds are available.

              o In July 2000 we paid the Bank of America $109,525 interest that was due on June 30, 2000.

              o Throughout the year, we deferred paying $122,429 to various related parties for directors fees and other compensation due them. We intend to pay these fees when adequate funds are available.

         During the year, we also issued 433,333 shares of our restricted common stock to a contractor to prepay certain construction costs with a value to AmerAlia of $1.3 million. We shall bring this prepayment to account as capitalised construction expenditure as plant construction progresses.

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

         In summary, total assets increased during the year to $11,092,021 (1999: $5,836,061; 1998: $3,500,143) and stockholders' equity decreased to
$3,613,247 (1999: $4,912,533; 1998: $2,680,688). AmerAlia has historically derived its liquidity from raising new equity investment or by issuing notes payable. AmerAlia's ability to ensure its long-term survival continues to be dependent upon AmerAlia constructing the proposed plant and securing financing for its construction, estimated to be up to $50 million. AmerAlia reached an agreement with US Filter to provide construction financing, but US Filter's agreement is subject to numerous conditions and, to date, US Filter has not advanced any funds under that agreement. We have complied with our obligation to provide $6.4 million to initiate the design and construction activities. We are negotiating with prospective investors and financiers to achieve this financing objective but have not yet concluded any agreements.

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

RESULTS OF OPERATIONS

JUNE 30, 2000 AS COMPARED TO JUNE 30, 1999:

         Since AmerAlia does not receive revenues from operations, any income it receives is generally derived from interest earned on funds on deposit resulting from stock subscriptions. Interest income in 2000 was nearly $40,000 compared with less than $37,000 in the previous year. General and administrative expenditures were less this year than for last year, $1,469,914 (1999:
$1,910,792 and 1998: $629,605), however, as explained above, last year's expenses included approximately $600,000 of expenditures which ultimately contributed to the BLM Decision Record approving our mining plan but were written off in 1999. In view of the BLM outcome, a similar level of expenditure the year was capitalised and this has caused the general and administrative expenditures to be substantially reduced.

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

         It is likely that AmerAlia will continue to recognize significant operating losses and negative cash flow until after its Rock School Project has been completed and operating profitably. There is a number of significant contingencies that result in this possibility being one of significant risk, and there can be no assurance that AmerAlia will ever achieve profitable operations or a positive cash flow.

JUNE 30, 1999 AS COMPARED TO JUNE 30, 1998:

         Interest income in 1999 was less than $37,000 and less than $5,000 in 1998. General and administrative expenditures were significantly higher this year than for previous years (1999: $1,910,792; 1998: $629,605 and 1997:
$690,982) as expected as a result of the increased activity associated with obtaining funding for the development of AmerAlia's lease and construction of production facilities. Interest expense has been reduced further as a result of lower debt (1999: $18,519; 1998: $38,909 and 1997: $70,383). Consequently, the
1999 net loss of $1,901,601 significantly exceeded those of prior years (1998:
$549,817; and 1997: $769,185). Contributing to this loss was an expenditure of approximately $600,000 paid to external consultants in connection with developing the permitting applications and development plans associated with the development of our resource; approximately $410,000 in management and staff salaries due to higher staffing levels (1998: $260,000) and increased consulting fees as a result of increased corporate activities. We had a dispute with Raytheon concerning additional work it performed which we considered to be outside the specifications of the work orders. We subsequently settled this dispute for $250,000. Under our Design/Build agreement with US Filter we contributed $6,400,000 to an escrow account to fund the initial design and construction activities. Our agreement provides that if we cannot secure suitable long-term financing, US Filter is entitled to substantial liquidated damages.

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

Samuel A. Stern                    Director                         11/00
  Age 71

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

ROBERT VAN MOURIK

         Mr. van Mourik graduated in 1974 with a Bachelor of Applied Science (Chemistry) and in 1981 with a Masters Degree in Business Administration. His employment experience includes manufacturing, real estate development and marketing, investment consulting and corporate reconstruction. He has served as Executive Vice President, Chief Financial Officer, Treasurer and Secretary of AmerAlia since 1989 and was elected a director in September 1990..

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

SAMUEL A. STERN

         Mr. Stern is a founding partner in the Washington, D.C. firm of Hills and Stern and serves as an attorney and advisor for a number of domestic and international clients. He was a partner in Wilmer Cutler Pickering in Washington, D.C. from 1962 to 1988 and maintained an office there from 1997 to 1999. He was also, until December 1999, General Counsel, Global Energy Investors, LLC., a developer of power projects. From July 1994 through February 1997 he was of counsel to Rogers & Wells, another international law firm with offices in Washington, D.C. Mr. Stern is also a director of several privately-held companies involved in energy production, software and venture capital financing. He has extensive experience in project financing in the United States and abroad. He holds degrees in Economics from the University of Pennsylvania and in law from Harvard.

ROGER DAY

         Mr. Day is a graduate from Michigan Technical University with approximately twenty years experience in researching, developing and managing operations similar to AmerAlia's undertakings. Mr. Day previously held senior technical and management positions with two mining operations in Colorado. As President of Natural Soda, Inc., Mr. Day is responsible for supervising the design, construction and management of the solution mine and processing plant on AmerAlia's lease.

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

       AmerAlia was obligated to pay common stock dividends to the holders of its Series E Preferred Stock as a class. Some of these holders are subject to the reporting obligations of Section 16(a). It is the position of these reporting persons that the dividends were exempt from the reporting requirements by virtue of Rule 16a-9 and, therefore, reports were not required to be filed to report each issuance of dividends.

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

                                                                     Long Term Compensation
                                                                  -----------------------------
                                                                          Awards         Payout
                                    Annual Compensation           ---------------------  ------
                           -------------------------------------  Restricted  Options &   LTIP    All Other
Name and Position    Year      Salary      Bonus       Other        Awards      SAR's    Payout  Compensation
-----------------    ----  --------------  -----  --------------  ----------  ---------  ------  ------------
  Bill H. Gunn
  President and      2000  $150,000         -0-   $ 14,000(a)         -0-        -0-      -0-        -0-
 Chief Executive     1999  $125,000         -0-   $ 14,000(a)         -0-        -0-      -0-        -0-
     Officer         1998  $100,000         -0-   $ 14,000(a)         -0-        -0-      -0-        -0-

John F. Woolard,                            -0-   $14,000(a)(b)       -0-        -0-      -0-        -0-
 Executive Vice      2000  $150,000         -0-   $ 9,333(a)(b)       -0-        -0-      -0-        -0-
    President        1999  $135,000

       Notes:     (a)     Directors fees
                  (b)     These fees have not been paid but have been accrued as
                          liabilities.

OPTIONS/SAR GRANTED DURING YEAR ENDED JUNE 30, 2000

       During the fiscal year ended June 30, 1999, AmerAlia granted stock options, as described below, to Roger Day who became an executive officer in April 1999.

       In May 2000, AmerAlia granted Mr. Gunn options to purchase 150,000 shares, Mr. van Mourik options to purchase 100,000 shares, and Mr. Cameron and Mr. Summerson options to purchase 75,000 shares each. These options expire April 30, 2003 and the exercise price was determined based upon the market price of the company's shares during August 2000. Accordingly, an exercise price of $1.09 was determined and the grant of the options was subject to acceptance by October 15, 2000. AmerAlia received acceptances from all directors offered options. AmerAlia has not adopted any other stock option or stock appreciation rights plan.

AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE.

       No officer exercised stock options during the fiscal year ended June 30, 2000, or subsequently. The following table sets forth information regarding the year-end value of options and Stock Appreciation Rights held by the Chief Executive Officer and the other named officers on June 30, 2000: No other Stock Appreciation Rights have been granted, or are held by, any such person.

      (a)                      (b)                  (c)                 (d)                          (e)
-----------------      ------------------     --------------     ------------------------   ---------------------
                                                                 # of unexercised options   Value of in-the-money
                                                                        at FY end             options at FY end
                       Shares acquired on                             (exercisable/             (exercisable/
      Name                  exercise          Value realized          unexercisable)            unexercisable)
-----------------      ------------------     --------------     ------------------------   ---------------------

Bill H. Gunn                   -0-                  -0-               140,000                       52,500

Robert van Mourik              -0-                  -0-                75,000                       28,125

John Woolard                   -0-                  -0-               250,000                      143,750

Roger Day                      -0-                  -0-                40,000                       15,000

      (a)                      (b)                  (c)                  (d)                        (e)
-----------------      ------------------     --------------    ----------------------    ---------------------
                                                                # of unexercised SAR's    Value of in-the-money
                                                                       at FY end          SAR's at FY end
                       Shares acquired on                            (exercisable/           (exercisable/
      Name                  exercise          Value realized         unexercisable)          unexercisable)
-----------------      ------------------     --------------    ----------------------    ---------------------

Bill H. Gunn                   -0-                  -0-                70,000                     -0-

LONG TERM INCENTIVE PLAN -- AWARDS IN LAST FISCAL YEAR

       AmerAlia has no long term incentive compensation plans, defined benefit plans, or actuarial plans. There are no plans to pay bonuses or deferred compensation to employees of AmerAlia. AmerAlia has not adopted any medical, life or other insurance plan for its employees.

DEFINED BENEFIT OR ACTUARIAL PLAN DISCLOSURE

Not applicable since AmerAlia has not defined benefit or actuarial plans

COMPENSATION OF DIRECTORS

       STANDARD ARRANGEMENTS.

       AmerAlia's directors are authorized to receive $14,000 cash compensation per year for their services as Directors each year. In connection with certain consulting services rendered by them, AmerAlia paid, or accrued liabilities to an affiliate of, Robert A. Cameron $25,972 for services rendered during the fiscal year ended June 30, 2000, and $18,302 for the fiscal year ended June 30, 1999.

       In addition, AmerAlia paid Coloney Von Soosten + Associates Inc. a retainer of $2,500 per month for financial and administrative services. Hours in excess of 15 per month were paid to Coloney Von Soosten + Associates Inc. at the rate of $200 per hour. This consulting agreement ended in September 2000. Geoffrey C. Murphy is a principal of Coloney Von Soosten + Associates Inc. and had primary responsibility for the services it provided to AmerAlia. Mr. Murphy became a director in June 1999 following the annual meeting of shareholders.

       In each case, Directors are reimbursed expenses incurred on behalf of AmerAlia on a fully accountable basis.

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

       AmerAlia's only employment contract is with its President, Natural Soda, Inc, Roger Day. In April 1999, effective November 1998, AmerAlia entered into a five year employment agreement with Mr. Day who was employed with the title of Vice President of Operations. As compensation for services rendered under the employment agreement, Mr. Day shall receive a salary of $100,000 per annum, plus bonuses and salary increases as the Board of Directors may determine in its sole discretion. AmerAlia also granted Mr. Day options to acquire 100,000 shares of Common Stock for an exercise price of $1.50 per share, exercisable through December 31, 2003. Options to acquire 20,000 shares vested on Board approval of the employment agreement; the remainder vest annually through November 2002. In addition, AmerAlia advanced $25,000 to Mr. Day as a loan, which amount will be forgiven over the period of his employment In October, 2000 AmerAlia granted Mr. Day a stock bonus of 16,000 shares of common stock.

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

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       A capitalization table is helpful in understanding the security ownership of certain beneficial owners and management of AmerAlia. The following table sets forth this capitalization information as of November 15, 2000.

                                                     Number of                    Voting Rights
       Description of Class                            Shares                       per share
       --------------------                          ----------                 ------------------

       Common Stock                                  11,857,290                 one vote per share
       Series E Preferred Stock                              82                        none

       (a) AND (b) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

       At November 15, 2000, AmerAlia had two classes of outstanding voting securities, its common stock (referred to herein as the "Common Stock") and its Series E Preferred. The following table sets forth information as of November 15, 2000 with respect to the ownership of the Common Stock and Series E Preferred Stock for all directors, individually, all executive officers named in the compensation table, all executive officers and directors as a group, and all beneficial owners of more than five percent of the Common Stock (not including shares held in the name of known depositories, such as CEDE & Co., for the benefit of the underlying beneficial shareholders). The following shareholders have sole voting and investment power with respect to the shares unless indicated otherwise.

Name & Address                    Amount & Nature   Percent    Percent
      of                          of Beneficial       of      of Voting
Beneficial Owner                    Ownership        Class    Securities
-------------------------------   ---------------   -------   ----------

Bill H. Gunn                         474,060(1)       3.9%       1.0%
Robert van Mourik                    320,384(2)       2.7%       1.2%
John F. Woolard                      277,000(3)       2.3%       0.2%
Geoffrey C. Murphy                    40,000(4)       0.3%       0.3%
Neil E. Summerson                     75,000(5)       1.2%       nil
Robert A. Cameron                     75,000(6)       1.2%       nil

OFFICERS & DIRECTORS
AS A GROUP (7 PERSONS)             1,467,444(7)      11.3%       2.9%

Jacqueline Badger Mars             5,397,460(8)      45.5%      45.2%
atf the Jacqueline
Badger Mars Trust dated
Feb 5, 1975 as amended
6885 Elm St., McLean, VA 22101

Charles D. O'Kieffe                  659,310(9)       5.6%       5.5%
523 Washington Ave.,
Wilmette, IL 60091

     (1) Mr. Gunn: Includes 87,935 shares of Common Stock owned directly by Mr. Gunn and 96,125 shares of Common Stock owned by Gunn Development Pty. Ltd. (of which Mr. Gunn is a controlling shareholder); options to acquire 140,000 shares of Common Stock at $1.50 per share until June 28, 2006; and options to acquire 150,000 shares of Common Stock at $1.09 per share until April 30, 2005. Mr. Gunn has pledged 107,310 shares to another stockholder as security for a loan. Does not include 70,000 Stock Appreciation Rights issued at $1.50 per share expiring on dates up to June 28, 2006.

     (2) Mr. van Mourik: Includes 500 shares of Common Stock owned directly by Mr. van Mourik, 90,759 shares of Common Stock owned by Ahciejay Pty. Ltd. as Trustee for The R.C.J. Trust, and 54,125 shares of Common Stock owned by the R.C.J. Superannuation Fund, as to both of which Mr. van Mourik and his family are beneficiaries. Also includes options to acquire 75,000 shares of Common Stock at $1.50 per share expiring on June 28, 2006 and 100,000 shares of Common Stock at $1.09 per share expiring April 30, 2005.

     (3) Mr. Woolard: Includes 27,000 shares of Common Stock, options to acquire 100,000 shares of Common stock at $1.00 per share exercisable through March 31, 2001, and options to acquire 150,000 shares of Common Stock at $1.50 per share exercisable through March 31, 2003.

     (4) Mr. Murphy: Includes 40,000 shares of common stock.

     (5) Mr. Summerson: Represents options to acquire 75,000 shares of common stock for $1.50 per share expiring June 28, 2006 and options to acquire 75,000 shares of Common Stock at $1.09 per share expiring April 30, 2005. The options are held by Glendower Investments Pty. Ltd. as trustee for a trust of which Mr. Summerson and his family are beneficiaries.

     (6) Mr. Cameron: Represents options to acquire 75,000 shares of Common Stock at $1.50 per share expiring on June 28, 2006 and options to acquire 75,000 shares of Common Stock at $1.09 per share expiring April 30, 2005. The options are held by Jacinth Pty. Ltd., a company in which Robert Cameron, a director of AmerAlia, is a controlling shareholder.

     (7) All officers and directors: Includes beneficial ownership of Messrs. Gunn, van Mourik, Woolard, Murphy, Summerson and Cameron as described in notes 1, 2, 3, 4, 5, and 6, above, and options held by Roger Day, an executive officer who is not a director to acquire 60,000 shares of Common Stock at $1.50 per share. Does not include options held by Mr. Day to acquire 40,000 shares of Common Stock at $1.50 per share that vest over a period of four years commencing November 2001 until December 31, 2003.

     (8) Mars Trust: Includes 5,397,460 shares of Common Stock. See "Certain Relationships and Related Party Transactions".

     (9) Charles D. O'Kieffe: Includes 552,000 shares of common stock reported on Mr. O'Kieffe's Schedule 13G, and 107,310 shares pledged by Mr. Gunn as security for a loan.

         The above table does not include the possible effect of issuance of up to 582,000 shares pursuant to the exercise of options held by persons who are neither officers, directors, nor significant shareholders of AmerAlia, which options are exercisable as follows:

                  140,000 at $1.50 until June 28, 2006
                  442,000 at $6.00 until March 31, 2001

         The Series E Stock consists of 82 shares issued at $1,000 per share. Under the Statement of Preferences governing the Series E preferred stock, the rights of the preferred stockholders to convert their shares expired October 31, 2000. Holders of 2,904 shares of preferred stock exercised their conversion rights during October. The outstanding 82 shares of preferred stock, held by a single person, have a liquidation preference of $1,000 per share plus accrued dividends and are entitled to a dividend of 10% of the liquidation preference when declared by the Board. The dividends are cumulative if unpaid. The preferred stock does not have voting rights.

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

Related Party                                            June 30, 2000    June 30, 1999
-------------                                            -------------    -------------

Ahciejay Pty. Ltd. (an affiliate of Robert van Mourik)     $ 51,700         $     -0-
Jacinth Pty. Ltd. (an affiliate of Robert A. Cameron)        28,729               -0-
John F. Woolard                                              23,333            9,333
Geoffrey C. Murphy                                           14,000               -0-
Neil E. Summerson                                            14,000               -0-
                                                           --------         --------
        Total:                                             $131,762         $  9,333
                                                           --------         --------

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

         Compensation Arrangements. AmerAlia entered into an employment agreement with Roger Day, at that time its Vice President of Operations, in November 1998, as described above under "Executive Compensation -- Employment Agreements" This agreement was approved by the Board of Directors in April 1999. Mr. Day is now President of Natural Soda, Inc., AmerAlia's wholly owned subsidiary.

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

         Guaranty Agreement. AmerAlia entered into an agreement with the Mars Trust on September 13, 1999 for the purpose of establishing a loan with Bank of America, N.A. AmerAlia subsequently borrowed $4.2 million from Bank of America for one year. The Mars Trust facilitated the loan by guaranteeing its repayment in a manner satisfactory to the bank. To compensate the Trust, AmerAlia agreed to pay an amount equal to 10% per year of the amount guaranteed, payable in shares of AmerAlia's restricted common stock valued according to a formula based on future market prices of AmerAlia's common stock. On January 20, 2000 the Mars Trust facilitated a further loan for $1 million and again, in July 2000, for $2.126 million. Additional guaranty agreements provided for the same level of fees. In September 2000, AmerAlia and the Mars Trust amended the guaranty agreements to aggregate the three guaranties into a single guaranty for a total loan of $7.326 million.

         On December 1, 2000 AmerAlia renegotiated the Mars Trust Guaranty in order to borrow a further $1.6 million from the Bank of America and to extend the maturity date for the combined loans to December 1, 2001. The total guaranty fee has now increased to $1,350,000 and will be met through the issue of a number of shares to be determined by future events. The fee is not payable until after AmerAlia announces its permanent financing or a strategic alliance for the development of the Rock School Project. AmerAlia agreed that if, during the term of the Guaranty, it appeared that arrangements for the development of the Rock School Project are not reasonably forthcoming, the Board will determine whether other actions may be in the best interests of AmerAlia stakeholders. AmerAlia granted the Trust security over AmerAlia's entire interest in Natural Soda, Inc., a wholly owned subsidiary formed to acquire AmerAlia's entire interest in the Rock School Project and the Rock School Lease, as collateral for the repayment of the entire loan and the Trust's liability under this Guaranty.

         THG Partnership Transactions. In connection with the settlement of a pre-existing debt, AmerAlia granted The THG Partnership an option until October 1998 to exchange units of the Rural Investment Trust, an Australian public real estate investment trust, for an additional 450 shares of Series E Preferred Stock or (at THG's election) to purchase 450 shares of Series E Preferred Stock for $450,000 in cash. The partners of The THG Partnership were Miss Mary L. Tiscornia, a former significant shareholder of AmerAlia, Mr. Bill H. Gunn, Chairman and CEO of AmerAlia, and Mr. Marvin H. Hudson, a former Vice President.

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

         Although the transaction occurred between AmerAlia and THG, then an affiliate, management believed the substance of the transaction was between AmerAlia and the ANZ Bank. AmerAlia believed it gained access to this borrowing on favorable terms without the costs normally associated with secured borrowing from financial institutions. THG did not receive any consideration for providing the credit facility to AmerAlia. Subsequently, THG dissolved.

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

         Dividend Payments. During the fiscal year ended June 30, 2000, dividends aggregating $298,600 became payable to the holders of the Series E Preferred Stock AmerAlia has since paid these dividends to the holders of the Series E Preferred Stock through the issuance of 298,600 shares of its restricted common stock. It has paid a further $74,650 in dividends for the quarter ended September 30, 2000 through the issuance of 74,650 shares of its common stock.

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

         (3) The exhibits required by Item 601 of Regulation S-K are as follows. Certain of the following exhibits are hereby incorporated by reference pursuant to Rule 12b-23 as promulgated under the Securities and Exchange Act of 1934, as amended, from the reports noted below:

Exhibit
Number            Description
------            -----------

3.1(c)            Restated Articles of Incorporation

3.2(a)            Bylaws of AmerAlia, Inc.

10.6(e) Form of Distributor agreements for marketing of sodium bicarbonate.

10.7(e)           General Services Agreement with Raytheon Engineers &
                  Constructors, Inc.

10.8(f)           First Amendment to Special Warranty Assignment, Royalty
                  Reservation, and Minimum Royalty Payment between AmerAlia and
                  E.E. Kinder Co.

10.9(f)           Consulting Agreement between AmerAlia and E.E. Kinder Co.

10.10(f)          U.S. Government Sodium Lease

10.11(g)          Design/Build Contract with U.S. Filter Corp.

10.12(c)          Amended and Restated Guaranty Agreement with the Jacqueline
                  Badger Mars Trust

10.12(d)          Second Amended and Restated Guaranty Agreement with the
                  Jacqueline Badger Mars Trust

21.1              Subsidiaries of the Registrant: None.

(a) Incorporated by reference from the Company's Form 10 General Registration Statement filed with the Commission on March 5, 1987.

(b)      filed herewith.

(c) Incorporated by reference from the Company's Form 10-K for its year ended June 30, 2000, as originally filed.

(d) Incorporated by reference from the Company's Form 8-K reporting an event of December 1, 2000.

(e) Incorporated by reference from the Company's Form 10-K for its year ended June 30, 1993.

(f) Incorporated by reference from the Company's Form 10-K for its year ended June 30, 1995.

(g) Incorporated by reference from the Company's Form 10-K for its year ended June 30, 1999.


(b)      REPORTS ON FORM 8-K

         In December 2000 the Company filed a current report on Form 8-K about the Second Amended Mars Guaranty Agreement. In August 2000, the Company filed a current report on Form 8-K reporting the results of its shareholders meeting held in June 2000.

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

February 16, 2000

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



/s/ Bill H. Gunn                            Principal Executive                Date: 2/16/2001
---------------------------                 Officer and Director                     ---------
Bill H. Gunn



/s/ Robert van Mourik                       Secretary, Treasurer               Date: 2/16/2001
---------------------------                 Principal Financial                      ---------
Robert C. J. van Mourik                     and Accounting Officer,
                                            and Director


/s/ John F. Woolard                         Director                           Date: 2/16/2001
---------------------------                                                          ---------
John F. Woolard


/s/ Robert A. Cameron                       Director                           Date: 2/16/2001
---------------------------                                                          ---------
Robert A. Cameron


/s/ Neil E. Summerson                       Director                           Date: 2/16/2001
---------------------------                                                          ---------
Neil E. Summerson


/s/ Geoffrey C. Murphy                      Director                           Date: 2/16/2001
---------------------------                                                          ---------
Geoffrey C. Murphy


/s/ Samuel A. Stern                         Director                           Date: 2/16/2001
---------------------------                                                          ---------
Samuel A. Stern

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