Form 10-Q
period 2001-03-31
AMERALIA INC
filed 2001-05-15
CIK 811419

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MARCH 31, 2001

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




                     818 TAUGHENBAUGH BLVD, RIFLE, CO 81650
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (970) 625 9134
                -------------------------------------------------
                (Company's telephone number, including area code)

Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

As of April 27, 2001 the number of shares outstanding of the company's $.01 par value common stock was 11,903,710 and the number of shares of $.05 par value preference stock was 82.

                                 AMERALIA, INC.


                               INDEX TO FORM 10-Q


                                                                                                  Page
                                                                                                  ----
PART I:  FINANCIAL INFORMATION

Item 1:  Financial Statements

         Balance Sheets - March 31, 2001 and June 30, 2000                                          1

         Statements of Operations for the Quarters and Nine Months
         ending March 31, 2001 & 2000 and from the beginning of
         Development Stage on July 1, 1992 to March 31, 2001                                        3

         Statements of Cash Flows for the Quarters and Nine Months
         ending March 31, 2001 & 2000 and from the beginning of
         Development Stage on July 1, 1992 to March 31, 2001                                        4

         Notes to Financial Statements                                                              6

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                                                 7


PART II: OTHER INFORMATION

Item 2:  Changes in Securities                                                                      9


SIGNATURE                                                                                          10

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                      March 31        June 30
                                                        2001            2000
                                                     -----------     -----------
                                                     (unaudited)      (audited)
ASSETS

Current Assets:

    Cash at bank                                     $   478,022     $     4,980
    Related party receivables                             57,071          57,071
    Prepaid expenses                                      54,167          30,152
    Interest receivable                                    3,617           2,713
                                                     -----------     -----------

Total Current Assets:                                    592,877          94,916

Fixed Assets                                              28,250          24,524

Other Assets:

    Lease acquisition and development costs            3,724,044       3,565,267
    Plant construction in progress                     8,144,497       6,994,642
    Deferred financing costs                             823,069         392,020
    Note receivable - related party                       15,000          20,000
    Deposits & bonds                                      43,513             650
                                                     -----------     -----------

Total Other Assets:                                   12,750,123      10,972,579
                                                     -----------     -----------

Total Assets:                                        $13,371,250     $11,092,019
                                                     ===========     ===========




                              (Continued over page)

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                           BALANCE SHEETS (CONTINUED)

                                                                                       March 31          June 30
                                                                                         2001              2000
                                                                                     ------------      ------------
                                                                                     (Unaudited)         (Audited)
LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:

    Accounts payable                                                                 $    174,588      $    727,812
    Royalties payable                                                                     410,417           354,167
    Bank overdraft                                                                             --            38,356
    Accrued expenses                                                                        1,290            91,862
    Due to related parties                                                                 77,534           131,762
    Guarantee fees payable                                                              1,350,000           520,000
    Notes payable                                                                       9,225,583         5,504,000
    Interest payable                                                                       27,928           110,815
                                                                                     ------------      ------------

    Total current liabilities                                                          11,267,340         7,478,774
                                                                                     ------------      ------------

Commitments and contingent liabilities                                                         --                --


SHAREHOLDERS' EQUITY

    Preferred stock, $0.05 par value;  1,000,000 authorized; 82
       issued at March 31, 2001 and 2,986 at June 30, 2000:                                     4               149
    Common stock, $.01 par value; 100,000,000 shares authorized;
      issued at March 31, 2001: 11,903,710 and at June 30, 2000: 8,765,699:               119,037            87,657
    Additional paid in capital                                                         19,290,808        19,068,338
    Prepaid construction costs                                                         (1,300,000)       (1,300,000)
    Accumulated deficit                                                               (16,005,939)      (14,242,899)
                                                                                     ------------      ------------

Total Shareholders' Equity:                                                             2,103,910         3,613,245
                                                                                     ------------      ------------

Total Liabilities & Shareholders' Equity:                                            $ 13,371,250      $ 11,092,019
                                                                                     ============      ============

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                   From the
                                                                                                                 Beginning of
                                                                                                                 Development
                                             Qtr                Qtr           Nine Mths           Nine Mths        Stage on
                                            ending             ending           ending            ending         Jul 1, 1992 to
                                            Mar 31             Mar 31           Mar 31             Mar 31            Mar 31
                                             2001               2000             2001               2000              2001
                                          ------------      ------------      ------------      ------------      ------------
REVENUES                                  $         --      $         --      $         --      $         --      $         --

EXPENSES
    General & administrative                   277,304           568,558         1,037,716         1,596,615         8,627,545
    Depreciation & amortization                  3,500             2,700            10,500             7,880            91,695
                                          ------------      ------------      ------------      ------------      ------------

Total Expenses:                                280,804           571,258         1,048,216         1,604,495         8,719,240
                                          ------------      ------------      ------------      ------------      ------------

(LOSS) FROM OPERATIONS                        (280,804)         (571,258)       (1,048,216)       (1,604,495)       (8,719,240)
                                          ------------      ------------      ------------      ------------      ------------


OTHER INCOME (EXPENSE)
    Other income                                    --                --                --                --                29
    Investment income                               --                --                --                --            89,760
    Other financing costs                     (213,400)         (158,227)         (515,431)         (289,060)         (950,933)
    Gain on settlement of debt                      --                --                --                --            53,800
    Interest income                              2,409             1,575             7,861            39,397           327,268
    Interest expense                           (57,739)         (120,080)         (128,454)         (227,960)       (1,123,037)
    Foreign currency gain (loss)                    --                --                --                --           (63,572)
                                          ------------      ------------      ------------      ------------      ------------
    Total other income (expense)              (268,730)         (276,732)         (636,024)         (477,623)       (1,666,685)
                                          ------------      ------------      ------------      ------------      ------------

NET LOSS BEFORE
INCOME TAX EXPENSE                            (549,534)         (847,990)       (1,684,240)       (2,082,118)      (10,385,925)
                                          ------------      ------------      ------------      ------------      ------------

    Income tax expense                              --                --                --                --                --
                                          ------------      ------------      ------------      ------------      ------------

NET LOSS                                  $   (549,534)     $   (847,990)      $(1,684,240)     $ (2,082,118)     $(10,385,925)
                                          ------------      ------------      ------------      ------------      ------------


BASIC NET LOSS PER SHARE                  $      (0.05)     $     (0.10)       $    (0.16)      $      (0.25)

WEIGHTED AVERAGE
SHARES OUTSTANDING ('000)                       11,880             8,375            10,335             8,175

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                    From the
                                                                                                                  Beginning of
                                                                                                                  Development
                                                     Qtr             Qtr           Nine Mths        Nine Mths       Stage on
                                                    ending          ending          ending           ending      Jul 1, 1992 to
                                                    Mar 31          Mar 31          Mar 31           Mar 31          Mar 31
                                                     2001            2000            2001             2000            2001
                                                  ------------    ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                        $ ( 549,534)    $   (847,990)   $ (1,684,240)   $ (2,082,118)   $(10,385,925)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Bad debt                                                --              --              --              --         624,798
    Stock issued for services rendered                  47,405              --         104,405              --         169,405
    Depreciation & amortization                          3,500           2,700          10,500           7,880         101,273
    Exchange (gain) loss                                    --              --              --              --        (168,556)
    Gain on settlement of debt                              --              --              --              --         (53,800)
Change in Operating Assets and Liabilities:
    (Increase) Decrease in:
      Prepayments                                           --              --              --              --          18,000
      Notes receivable                                      --              --              --              --       1,300,497
      Restricted cash                                       --          (1,108)             --         899,334              --
      Accounts & interest receivable                      (904)           (350)           (904)         (1,196)         (2,952)
      Related parties receivables                        2,975         (15,500)             --         (60,500)        (57,071)
      Prepaid expenses                                  20,500          13,232         (24,015)        (32,202)        (54,167)
      Deposits & bonds                                      --         (46,904)        (42,863)        (46,904)        (43,513)
      Other assets                                     147,704          78,240        (431,049)       (350,466)       (763,069)
    Increase (decrease) in:
      Bank overdraft                                   (16,116)             --         (38,356)         (5,702)             --
      Due to related parties                           (23,028)         13,661         (54,228)         37,465          (3,768)
      Accounts payable and royalties payable           (78,105)       (243,596)       (501,124)        231,146         572,051
      Accrued expenses                                 (16,648)         (2,127)        (15,922)        (75,954)          7,557
      Guarantee fees payable                                --          70,000         830,000         520,000       1,350,000
      Interest payable                                 (39,740)         11,215         (82,887)         30,645         (91,138)
                                                  ------------    ------------    ------------    ------------    ------------
Cash flows from operating activities                  (501,991)       (968,527)     (1,930,683)       (928,572)     (7,480,378)

CASH FLOWS FROM INVESTING ACTIVITIES

    Lease exploration & development expenditure        (90,200)             --        (158,777)             --      (2,878,647)
    Plant construction                                (183,640)       (230,148)     (1,149,855)     (5,672,483)     (8,144,497)
    Purchase of property & equipment                    (5,205)         (8,685)        (14,226)        (11,547)       (117,302)
    Cash paid on note receivable - related               5,000              --           5,000           5,000         (20,000)
    Liquidation of RIT investment                           --              --              --              --         418,346
    Cash received from notes receivable                     --              --              --              --        (139,853)
                                                  ------------    ------------    ------------    ------------    ------------
Cash flows from investing activities              $   (274,045)   $   (238,833)   $ (1,317,858)   $ (5,679,030)   $(10,881,953)

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                                                                    From the
                                                                                                                  Beginning of
                                                                                                                  Development
                                                         Qtr            Qtr         Nine Mths      Nine Mths       Stage on
                                                        ending         ending         ending         ending      Jul 1, 1992 to
                                                        Mar 31         Mar 31         Mar 31         Mar 31          Mar 31
                                                         2001           2000           2001           2000            2001
                                                     ------------   ------------   ------------   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES

    Cash received from issuance of stock             $         --   $    250,000   $         --   $    875,000    $  9,166,596
    Additional capital contributed                             --             --             --             --         307,372
    Cash received from notes                            1,100,000      1,000,000      3,721,583      5,500,000       9,978,805
    Payments on notes                                          --             --             --             --        (612,658)
                                                     ------------   ------------   ------------   ------------    ------------

Cash flows from financing activities                    1,100,000      1,250,000      3,721,583      6,375,000      18,840,115

NET INCREASE (DECREASE) IN CASH                           323,964         42,640        473,042       (232,602)        477,784

Cash and cash equivalents at beginning of period          154,058         36,862          4,980        312,104             238
                                                     ------------   ------------   ------------   ------------    ------------

Cash and cash equivalents at end of period           $    478,022   $     79,502   $    478,022   $     79,502    $    478,022
                                                     ============   ============   ============   ============    ============



SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

    Income taxes                                     $         --   $         --   $         --   $         --    $         --
    Interest                                         $    232,577   $    108,865   $    618,094   $    197,315    $  1,145,477

NON CASH FINANCING ACTIVITIES

    Common stock issued for payment of obligations   $         --   $         --   $         --   $         --    $    668,781
    Common stock issued for services rendered        $     47,405   $          -   $    104,405   $         --    $    169,405
    Payment of preferred stock dividends
      through the issuance of additional
      common and preferred stock                     $         --   $     74,650   $    149,300   $    223,950    $  1,592,713

                                 AMERALIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                     As at March 31, 2001 and June 30, 2000
                and for the Periods ended March 31, 2001 and 2000


NOTE 1. MANAGEMENT ADJUSTMENTS

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with AmerAlia's June 30, 2000 Annual Report on Form 10-K. The results of operations for the periods ended March 31, 2001 and 2000 are not necessarily indicative of operating results for the full years.

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

Liquidity and Capital Resources

         AmerAlia does not generate any operating income and, therefore, continues to rely on raising capital from its existing shareholders and from private offerings of its securities to finance its operations. During the March quarter, AmerAlia borrowed a further $1,100,000 from a commercial bank, increasing its bank debt at March 31 to $8,921,583. This loan is guaranteed by AmerAlia's principal shareholder as fully explained in our filing on Form 8K.

         AmerAlia continues to have a working capital deficit (approximately $10,700,000 at end March), largely because we have used this short-term bank debt to fund investment in our project's development and working capital. We have been able to continue operating by negotiating extensions of payment obligations and the increased borrowings made available through our principal shareholder's guarantee. However, we will not be able to sustain the costs associated with these loans and our operating expenses unless we raise new equity. We are continuing our negotiations with prospective lenders and investors so that we can undertake our business plans.

         During the nine months to March 31, 2001 we used the funds to invest $1,322,858 in construction and project development activities, reduce net accounts and royalties payable by $501,124, interest payable by $82,887, reduce the bank overdraft by $38,356, accrued expenses by $15,922 and liabilities to related parties by $54,228. We applied $42,863 to bonds and $24,015 to prepaid expenses. We also funded the operating loss of $549,534 for the March quarter ($1,684,240 for the nine months). It should be noted, however, that these operating losses include the non-cash amortization of the guarantee fee of $213,400 for the March quarter ($515,431 for the nine month period). During the quarter, a note payable became due and we negotiated an extension to July 1, 2001 in exchange for the payment of 30,000 shares of restricted common stock.

         After approximately two years of permitting process, including a public review, the US Environmental Protection Agency has issued its final Area Permit. This permit allows full commercial development of our sodium bicarbonate resource without limiting the number of production wells or the production rate. Over the last eighteen months, we installed five water monitoring wells and have collected baseline water data. In February, we completed the collection of five quarterly periods of baseline data required by the Colorado permitting agency, the Division of Minerals and Geology. This clears the way to begin solution mining activities. Like the EPA permit, we are not limited in our production rates.

         While the US Department of Interior has previously authorised the recovery of nahcolite from our resource at 50,000 tons per year, we are now applying for permits to extend this permitted production to allow a seamless transition to a larger scale project consistent with our business plan and financial forecasts. We have instructed US Filter to proceed with further detailed engineering of the proposed plant. This work, currently underway, will nearly complete the engineering required to complete our plant and facilities. Significant equipment fabrication has been completed or ordered. We plan to transport fabricated items for the plant to the site as soon as we have completed our engineering and have determined how we shall finance construction of the project. The project has been independently reviewed to the satisfaction of R.W. Beck, consulting engineers.

         US Filter has agreed to provide interim financing when we have acceptable long term financing that can be used to repay US Filter upon completion of construction and startup. We are currently negotiating with a lending institution terms for a $32 million, ten year loan for this repayment financing, although we have not reached any definitive agreement. Under this scenario, we will ultimately require total funding of approximately $55 million by the time construction is completed. This amount includes approximately $9 million we have already borrowed to fund working capital and $7 million of the project's development.

         We may be able to fund development through raising new equity. If we could do this, we would be able to achieve substantial savings in our capital expenditures and our funding requirements would be reduced significantly. We could then establish new debt facilities at a later date to further develop the business or to pursue other opportunities in the sodium bicarbonate industry.

         Our cash flow estimates indicate that approximately $1 million will be required to meet our obligations through the balance of the current fiscal year. AmerAlia has historically derived its liquidity from raising new equity investment or by issuing notes payable. AmerAlia's ability to ensure its long-term survival continues to be dependent upon AmerAlia constructing the proposed plant, securing financing for its construction and funding our business development as discussed above. We will continue to engage in appropriate cash management techniques and continue our negotiations to raise further funding to support our project development, financing and operating costs.

Results of Operations

         Since AmerAlia does not receive revenues from operations, any income we receive is generally derived from interest earned on funds on deposit resulting from stock subscriptions or borrowings. Interest income during the March quarter was $2,409 and for the nine months, $7,861 (March 2000 quarter: $1,575; nine months: $39,397).

         General and administrative expenditures were less this quarter ($277,304) and nine months ($1,037,716) compared to last year ($568,558 and $1,596,615). Interest expense was considerably reduced for the quarter ($57,739; March 2000: $120,080) and for the nine months ($128,454; March

2000: $227,960) because we are capitalising qualifying interest expense incurred on debt used to fund our project construction.

         The March quarter's net loss of $549,534 was less than the same period of last year ($847,990); and the nine month's loss was also lower, $1,684,240 (2000: $2,082,118). These reductions are due to close attention to operating costs and the capitalisation of project development expenses which we would have expensed last year because our lease permits had not yet been issued. We anticipate our losses will continue, and possibly increase, as we proceed toward obtaining finance and commencing plant construction. We anticipate our losses will decrease after completion of the plant when we shall be able to commence sales of sodium bicarbonate we produce from the plant.

         As discussed above, the company has incurred a liability for guarantee fees paid to establish debt facilities. Whilst these guarantee fees will be satisfied through the issue of shares in the future, the cost of these fees is amortised over the period of the debt. This non-cash amortisation expense in the March quarter was $213,400 and nine months $515,431 (March 2000 quarter:
$158,227 and nine months: $289,060). Depreciation expense for the nine months was $10,500; 2000: $7,880.

Impact of Inflation

         We believe the Company's activities are not materially affected by inflation.

PART II: OTHER INFORMATION

Item 2: Changes in Securities

         During the March quarter, 30,000 shares of common stock were issued to an unaffiliated, accredited investor as a fee for the extension of the due date on a $300,000 note payable and 16,420 shares were issued to two additional, accredited investors in settlement of legal fees of $17,406. During October, as foreshadowed in the Company's annual report on Form 10-K, officers and directors accepted, subject to shareholder approval, offers of options to acquire 400,000 shares of common stock at $1.09 per share until April 30, 2005. In March, 2001 an officer accepted, subject to shareholder approval, 100,000 options to acquire shares at $1.09 until March 31, 2003 and two directors each accepted, subject to shareholder approval, options to acquire 75,000 shares at $1.09 until April 30, 2005.

         AmerAlia did not use an underwriter for the offer or sale of these securities and no commissions or other compensation was paid in connection with their offer or issue. Inasmuch as the directors are also accredited investors, AmerAlia relied on the exemptions provided in Sections 4(2) and 4(6) of the Securities Exchange Act of 1933, as amended, and Rule 506 thereunder for these issuances. In no case was there any public advertising or general solicitation attendant with these issuances.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized representative.



                                                AMERALIA, INC.




May 14, 2001                        By:     /s/ Robert van Mourik
                                            -----------------------
                                            Robert van Mourik
                                            Executive Vice President, Chief
                                            Financial Officer and principal
                                            financial and accounting officer.