Form 10-K
period 2001-06-30
AMERALIA INC
filed 2001-09-28
CIK 811419

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended June 30, 2001

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

Shares of common stock, $.01 par value, outstanding as of August 30, 2001:
12,117,276. Aggregate market value of the voting stock held by non-affiliates of AmerAlia as of August 30, 2001 was approximately $6,826,000. The estimate is based on the last sale price per share and an estimated 5,595,062 shares held by non-affiliates.

Documents incorporated by reference:  NONE.

                                     PART I

ITEM 1.  BUSINESS

(a)      GENERAL DEVELOPMENT OF THE BUSINESS

         General. AmerAlia, Inc. was incorporated in Utah on June 7, 1983, originally under the name "Computer Learning Software, Inc." We changed our name to AmerAlia, Inc. in January 1984. We acquired various investments in Australia that have long since been sold. Since 1989, we have been a single purpose company engaged in establishing a chemical business in the production of environmentally benign sodium bicarbonate and related products. When we use the term "We" or "AmerAlia" in this annual report, we are referring to AmerAlia Inc. and its wholly-owned subsidiary, Natural Soda, Inc.

         In 1989, we purchased an interest in a federal sodium lease, known as the Rock School Lease, in Rio Blanco County, Colorado. In 1992, we acquired the lease and in 2001, the BLM renewed the lease for a further ten years. In October 2000, we created a wholly owned subsidiary, Natural Soda, Inc., to own our sodium bicarbonate assets and to operate our anticipated soda business. We believe that the existence of Natural Soda will simplify long-term debt security placement and enable us ultimately to create a strong marketing identity. We are one of three companies holding federal leases granted within the Rio Blanco County, Colorado. The adjoining lease is owned by White River Nahcolite Minerals, LLC. ("WRNM").

         Our primary objective is to become the world's largest and lowest cost producer of sodium bicarbonate. We expect to use solution mining to recover sodium bicarbonate primarily for sale to the animal feed, industrial, food and pharmaceutical grade markets. The production of sodium bicarbonate will also enable the production of soda ash and caustic soda, chemicals widely used in the manufacture of glass, detergents and a variety of inorganic and organic chemicals. Sodium bicarbonate can also be used as an agent for flue gas desulfurization, a market that may expand as the requirements of the 1990 amendments to the Clean Air Act impact more significantly on the power generation industry.

         White River Nahcolite Minerals, LLC. Initially, we planned to produce sodium bicarbonate through building a solution mining and recovery facility on our Rock School Lease. During 2001, we became aware that IMC Global, the owner of WRNM, had offered WRNM for sale. Since then we have had numerous discussions with representatives of IMC Global and in July 2001, we made an offer to purchase WRNM. While we have been told our offer is basically acceptable to IMC Global, we have not yet concluded an agreement, commenced our due diligence investigation, nor have we secured a definitive commitment for financing the purchase. Therefore, we cannot offer any assurance that we shall be able to complete this transaction.

         It is our opinion that the purchase of WRNM would allow us to secure an immediate income stream, eliminate a competitor and secure a large increase in the ownership of large-scale nahcolite reserves. Our preliminary analysis indicates that if we acquire WRNM, we may have to invest from $3 million to $5 million of capital within the first two years to refurbish its plant. Later, we would utilize the equipment and engineering already completed for the Rock School Lease project to expand the plant. We believe this would lead to significant cost savings. If we are able to complete the purchase (which we cannot assure), we believe that this is a preferable course to the major construction project, additional costs and time delays, and attendant risks associated with the Rock School Lease.

         Consequently, we have deferred our plans to build our facility on the Rock School Lease. Whilst we envisage that our construction contractor for the Rock School Lease, US Filter, would be closely involved in refurbishing and expanding the WRNM facility if we complete that purchase, this is not contemplated in our current agreement with US Filter. US Filter has the right to terminate the existing contract and if it did, then we would be liable for breakage fees and other costs that could be substantial. We continue to maintain our flexibility to construct a plant on the Rock School Lease if we are not able to acquire the WRNM property.

         WRNM owns BLM sodium leases covering more than 8,223 acres adjoining the Rock School Lease. In 1991, a predecessor company, NaTec Resources, Inc., built a nahcolite solution mining and recovery facility with a nameplate capacity of 125,000 ton per year. In 1994, NaTec added bagging and warehousing facilities. The plant can produce all grades of sodium bicarbonate. Peak performance of production of 100,000 tons was achieved in 2000. We believe that the WRNM plant is currently probably the lowest cost producer of sodium bicarbonate in the world.

         Rock School Lease and Agreement with US Filter. The Rock School Lease continues to be important to us. We have achieved significant progress on several regulatory issues necessary before we can begin any development of the Rock School Lease. We have approval from the US Department of Interior, Bureau of Land Management (BLM) to construct a plant to produce 50,000 tons per year of sodium bicarbonate from the Rock School Lease. We are currently applying for permits to allow a larger scale project. The US Environmental Protection Agency
(EPA), which regulates solution mining of nahcolite in Colorado, issued a Final Area Permit on February 1, 2001. The EPA's permit allows the proposed 50,000 ton-per-year project as well as the larger, planned development, to proceed without limiting the number of production wells or the production rate. This process took approximately two years to complete.

         The lead Colorado permitting agency, the Division of Minerals and Geology (DMG), required the collection of five quarterly periods of water data prior to commencing solution mining. During the last year, we installed five water monitoring wells and collected base line data. The last data was collected in February 2001, completing the regulatory requirements necessary to begin solution mining activities. Like the EPA, the DMG does not limit production rates.

         Thus, we will be fully permitted to commence construction and solution mining on the Rock School Lease once we post the required land reclamation bonds.

         In May, 1999 we entered into a Design/Build Agreement with U.S. Filter Wastewater Group, Inc. of Naperville, Illinois to design and construct Phase I of a 150,000 ton per year sodium bicarbonate mining and processing plant for a cost not to exceed $32 million. With amendments and delays, this cost may be higher by the time of completion. Under the contract, we paid $6.9 million to US Filter. As a result, engineering and procurement is nearly complete, most critical delivery equipment and materials have been purchased and we are ready to begin field construction when we have financing available.

         Financing Activities. US Filter agreed to provide construction finance under certain conditions including evidence of take out financing at the end of the construction and start up period. The business plan and financial projections for the development of the Rock School Lease require long-term debt funding up to $32 million. We have prepared detailed proposals to lenders of long-term funding. R.W. Beck, independent consulting engineers, satisfactorily reviewed the project on behalf of potential lenders.

         On May 25, 2001 we announced that we had executed a non-binding statement of terms with a major, international financial institution to provide credit support for a $32 million loan facility for the construction of the facility on the Rock School Lease. If we finalize this loan facility, we will use it principally to reimburse

US Filter upon completion of a 75,000 tons per year sodium bicarbonate solution mine and plant to be built on the Rock School Lease. The proposed loan is for ten years with interest based on LIBOR plus loan provision fees. In addition, a deferred fee will be payable to the loan facility provider. The proposed financing was subject to AmerAlia meeting certain conditions by June 30, 2001, including providing satisfaction that additional equity will be committed to the project and reaching further agreement with US Filter. In order for the proposed financing to become binding, these and other requirements would need to be met before the issue of a commitment letter.

         Since we have now changed our focus to the acquisition of WRNM, we have had further discussions with the proposed lender. The lender has expressed its interest in financing the WRNM acquisition, but we have not yet received a definitive proposal or a term sheet. The lender has been facilitating discussions with its counsel and has been preparing for due diligence, and therefore we are optimistic that we will be able to reach acceptable arrangements with the lender.

         We have not been involved in any bankruptcy, receivership, or similar proceedings.

Forward Looking Statements and Risk Factors Statement pursuant to 1933 & 1934 Securities Acts

         Our future conduct depends on a number of factors beyond our control, so we cannot offer any assurance we will be able to conduct our operations as we contemplate in this report. This report contains various statements using the terms "may", "expects to", and other terms denoting future possibilities. They are forward-looking statements. We cannot guarantee the accuracy of these statements as they are subject to a variety of risks beyond our ability to predict or control. These risks may cause actual results to differ from the projections or estimates contained in this report. These risks include, but are not limited to, the possibility the described operations, reserves, exploration or production activities will not be completed on economic terms. Undertaking exploration, development and mining of mineral properties, significant construction projects, and the manufacture and marketing of chemical products is risky. Many of these risks are described in this report and it is important that each person reviewing this report understands the risks accompanying the establishment of our proposed operations. These risks and factors include:

o The most significant risk we face results from our recent change of focus from developing our own lease to attempting to purchase WRNM. We have performed a significant amount of study on the economics of our Rock School project and have received reports from R.W. Beck and others which substantiate our view that the Rock School project can be completed economically over approximately an 18 month period of time provided adequate financing is available on reasonable terms. We have only recently changed our focus to the possible acquisition of WRNM. While we believe that, if successful, WRNM will prove economically beneficial to us, we have not yet commenced our due diligence investigation and we have not yet devoted the same intensive study to this project.

o As noted above and throughout this report, we need a significant amount of debt and equity financing to be able to pursue either the completion of the Rock School project or the purchase of WRNM. Although we have been seeking such financing for more than the past two years and although we have raised limited amounts of financing to complete the work concluded to date, we have been unable to conclude definitive arrangements for the significant financing we require for WRNM or the Rock School project. For the most part, existing shareholders have provided the interim financing we have used, either through equity investment or by guaranteeing our loans at commercial financial institutions. We currently have significant working capital shortages and have deferred certain salaries and payment of our accounts payable.

o We historically have had, and we continue to have, operating losses and significant working capital shortages. Until we can generate revenues from operations we must raise further debt and equity capital to fund operating losses. Our stock has historically been quoted on the Nasdaq SmallCap stock market and has provided accredited investors purchasing equity prospects of liquidity. Should Nasdaq remove our stock from the Nasdaq SmallCap stock market for any reason, it will likely be more difficult for us to conclude the necessary fund-raising for short-term or long-term capital. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

o As a result of the $6.9 million we have advanced to US Filter, engineering and procurement for the Rock School project is nearly complete. We have acquired most critical delivery equipment and materials and (subject to adequate funding) we are ready to begin field construction of the Rock School Project.

         o However, US Filter has refused to provide the construction funding under the Design/Build agreement unless we can establish adequate long-term financing which is a condition of the Design/Build Agreement. Consequently, if we cannot obtain this financing we will not be able to achieve our corporate objectives. We will incur significant penalties if the US Filter construction program does not proceed and we will have spent millions of dollars of corporate funds on the preliminary design and construction activities.

         o Furthermore, we have changed our focus from the construction of the Rock School project to the possible acquisition of WRNM. Although we believe that much of the equipment we have acquired will be useful should we acquire WRNM and although we believe that US Filter can assist us in refurbishing and expanding the WRNM plant, we have not held those discussions with US Filter or completed any engineering analysis to prove whether our assumptions are accurate.

o We have not negotiated long term employment and compensation arrangements with our officers other than with our Vice President, Operations pending resolution of long-term financing.

o Although we have obtained a significant amount of information about our Rock School Lease and we believe that the mineral resources can be extracted economically, we cannot test this belief until operations commence. Actual operations may differ from our predictions and we may have to spend more to rectify these differences.

o If we acquire the WRNM property, we believe that the characteristics are similar and that we will be able to continue WRNM's current production. However, we have not yet commenced our due diligence and we will not be able to reach any definitive conclusions until after doing so.

o Mining activities are subject to intensive federal, state, and local government regulation and scrutiny in a number of different areas including worker safety and health and environmental protection.

o We have limited commitments from prospective purchasers of sodium bicarbonate when we commence production.

(b)      BUSINESS OF ISSUER

         We are currently involved in only one industry segment: seeking to finance and construct a solution mining facility and processing plant for the manufacture of sodium bicarbonate.

General Discussion

         The Piceance Creek Basin. We are one of three companies holding federal leases granted within the Piceance Creek Basin in Rio Blanco County, Colorado; WRNM is the second of the three companies. The Piceance Creek Basin covers a unique, major natural resource of nahcolite, a mineral form of naturally occurring sodium bicarbonate. The Piceance Creek Basin is both an elevated structural basin and a topographic basin. The topographic basin is approximately 1,600 square miles ranging from 5,000 ft to 8,500 ft above sea level. The Unita Formation generally extends from surface to 1,000 feet. The Uinta is primarily sandstone and siltstone of no known economic interest while the Green River Formation lies below the Uinta. It contains the prospectively valuable oil shale and sodium minerals mostly at depths of 1,000 to 3,000 feet. The saline zone of the Green River Formation contains abundant quantities of the sodium minerals nahcolite, halite and dawsonite. The saline zone contains the largest known deposit of nahcolite in the world. A thick sequence of sedimentary rocks occurs beneath the Green River Formation. These rocks are prospectively valuable for oil, gas and coal, mostly at depths exceeding 3,000 feet. The sodium minerals leases restrict the owners to recovery of sodium minerals.

         We have performed surface geological investigation of the 1,320 acre Rock School Lease and we have reviewed data assembled by other investigators in the Piceance Creek Basin, including a 1974 report published by the United States Geological Survey entitled "Stratigraphy and Nahcolite Resources of the Saline Facies of the Green River Formation, Rio Blanco County, Colorado." (John R. Dyni, USGS Report 74-56). This report analyzed the results of a detailed study of ten core holes from the saline zone, including a core hole known as Dunn 20-1 which is approximately 800 feet to the east of our proposed plant site on the Rock School lease. From this core hole, Mr. Dyni estimated the total nahcolite content of the saline zone in this area at 315 million tons per square mile.

         We completed a core drilling and evaluation project in 1996. This demonstrated the lateral continuity of this deposit beneath much of the Rock School Lease and (based on our preliminary review and the continuing production at WRNM) beneath the WRNM lease. We believe it is reasonable to assume that the concentrations found in the Dunn 20-1 hole also exist beneath much of the Rock School Lease and the WRNM lease. We conducted the core drilling project to better determine the extent of mineralization and the strength of the rocks in the proposed solution mining area. The project identified a nahcolite mining interval with a vertical height of 510 feet. The concentration within the interval averaged 26.4% nahcolite. We engaged an independent consulting firm, Agapito & Associates, to supervise the core hole drilling and to conduct studies on core assays, mining interval, cavity design, rock strength and geological evaluation.

         Consequently, we believe the nahcolite deposit within the Rock School Lease and (based on our pre-due diligence analysis) under the WRNM lease is of significant size. When combined with the Rock School Lease, the total lease area will be 9,543 acres. However, not all of this resource can be recovered with existing technology and within existing BLM lease conditions. The economic viability of recovering the sodium bicarbonate cannot be established until the resource is brought into production, or until substantial additional engineering work is completed.

         Our activities in pursuing our operations on the Rock School Lease are set out more fully below. (See "Exploration and Development Work To Date.")

         The Sodium Bicarbonate Market.

         In 1998, we commissioned Harriman Chemsault Ltd., a London based marketing consultancy specialising in the chlor-alkali sector of the chemical industry, to provide a study of the global market for sodium bicarbonate with special emphasis on the United States. A further marketing study prepared by TvanF Associates in July 1999 and updated for R.W. Beck, Engineers in April 2000 reaffirmed the findings of the initial study. The existing and long established market for sodium bicarbonate is principally for food grade, animal feed and commercial usage with delivered sale prices of $200-400 per ton, depending on grade. A few suppliers producing synthetic sodium bicarbonate from soda ash (sodium carbonate) dominate this market. They sell their product under well-established brand names. Based on publicly available information, we believe the cost of producing synthetic sodium bicarbonate exceeds $150 per ton. The United States and Canadian markets currently absorb about 520,000 tons of sodium bicarbonate annually for the animal feed market, industrial markets, food-grade sodium bicarbonate and for pharmaceutical uses. The animal feed market, with delivered prices of approximately $240 per ton, accounts for approximately 135,000 tons of this usage.

         Both the animal feed and the pharmaceutical grade markets are experiencing modest growth. If we are able to commence production of sodium bicarbonate, we plan initially to supply the animal feed market. Small amounts of sodium bicarbonate in feed rations re-establish normal rumen balance in dairy cattle, thereby controlling acidosis stress conditions in a manner similar to antacids in humans. This increases yields of both milk and butter fat in the dairy industry.

         Marketing Arrangements. We are aware that distributors experience constant difficulties securing long-term supplies of animal feed grade sodium bicarbonate. We have non-binding agreements with two long-standing distributors of sodium bicarbonate to the livestock industry. Neither of these distributors has any obligation to purchase sodium bicarbonate from us. If the distributors choose to take production from us when it is available, they will have exclusive arrangements with us to supply the animal feed market. The distributors will also have the opportunity to acquire sodium bicarbonate from us at a wholesale price. The contracts become effective only when the buyers place their first order after we commence production. Although we originally anticipated that we would commence production for these distributors at the Rock School Lease, they have expressed their willingness to accept production from WRNM if we acquire that plant. At this time, we cannot reliably estimate when we will have product for sale. We have also received a letter of intent from a third distributor indicating a capacity to distribute additional tonnage of sodium bicarbonate. These distributors cover most of the United States and Canada.

         Competition. We anticipate that any production from the Rock School Lease or from WRNM will be marketed in traditional sodium bicarbonate markets in competition with large and well-established companies. The animal feed market is subject to competition from other suppliers of sodium bicarbonate and alternative rumen buffers. The resources of those companies far exceed those of AmerAlia.

         Based on preliminary engineering models, we believe that at either the Rock School project (should we build a plant) or through WRNM (should we complete the purchase), we will have a cost advantage over producers of sodium bicarbonate using soda ash as a raw material. There is a number of synthetic animal feed supplements which compete with sodium bicarbonate. Based on our informal surveys, we believe the animal feed market will prefer to use naturally occurring sodium bicarbonate to a synthetic alternative. If our plans prove to be accurate, our production costs should allow us to have a significant cost advantage in the animal feed market.

         In addition to the adjacent property owned by WRNM, American Soda, L.L.P. (formerly NaTrona Resources, Inc.) owns another lease in the Piceance Creek Basin that was issued January 1, 1992. Although the sodium resource in the Piceance Creek Basin is believed to be of substantial size, the AmerAlia, WRNM and American Soda leases are the only leases currently issued by the BLM. We do not regard competition in the long term as being significant since we believe the market can absorb the anticipated production and high cost producers will yield market share. As we have discussed above, we are pursuing the acquisition of WRNM and have submitted an offer to IMC Global, which has led to further discussions with IMC Global's senior management.

The Rock School Lease

         Background Agreements. United States Sodium Lease No. C-0119985, known as the Rock School Lease, with an area of 1,320 acres in Rio Blanco County, Colorado, U.S.A. was previously owned by E. E. Kinder Co., an unaffiliated Colorado general partnership, which had subleased the property to Denison Resources (USA) Corp., a company acquired by AmerAlia in 1989. Under the sublease, Denison had to meet certain requirements sufficient to obtain an extension of the lease. In June 1991, the BLM renewed the lease, effective July 1, 1991, for a period of ten years. We renewed this lease again in June 2001.

         We purchased the Rock School Lease from Kinder on December 10, 1992. We amended the acquisition terms in January 1996. We have certain remaining obligations to pay to Kinder:

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

         The BLM approved Kinder's assignment of the Rock School Lease effective January 1, 1996.

         Rock School Lease -- Terms. The current term of the Rock School Lease is due for renewal in June 2010. As leaseholder, we have a preferential right to renew the lease, but this right is subject to numerous requirements. The most significant requires that we produce sodium bicarbonate from the lease "in paying quantities" before the expiration of the current term. As we have discussed above in Item 1, we believe BLM general practice is that the conduct of our activities proceeding to plant construction will be sufficient to enable a lease renewal. We believe that we will be able to renew the Rock School Lease in perpetuity if we conduct operations on the lease and comply with the terms and conditions of the lease.

         We pay rent to the BLM annually in advance at the rate of $1 per acre. If we succeed in our business plan and produces sodium bicarbonate from the Rock School Lease, we will have to pay the BLM a 5% production royalty. Although we have not seen the terms of the WRNM lease, we believe that we would have a similar production royalty obligation if we are successful in acquiring WRNM.

         Exploration and Development Work To Date. When we acquired the Denison interest in the Rock School Lease in 1989, approximately $493,000 had already been invested in various geological, engineering and marketing studies associated with developing the resource. Since then and through June 30, 2001,

         o We have invested a further $3,067,432 in direct expenditures for further geological and engineering studies including drilling a core hole, legal expenses, technical consultants, and advances to the BLM to advance the project's development. These expenditures, which do not include the acquisition cost of the lease, have been capitalized in AmerAlia's financial statements.

         o We have also capitalised additional expenditures of $8,057,108 paid to US Filter and others through June 30, 2001 to design the operating facility and to commence off-site fabrication of certain components for the plant.

         In addition to these expenditures, we have incurred additional direct expenditures negotiating with and meeting prospective joint venture partners, investors, financiers, customers and construction contractors. We have considered these costs to be expenses for the purposes of our financial statements.

         Our principal efforts are directed towards meeting the requirements of the permitting agencies and proceeding with our plant construction. Because the Piceance Creek Basin is known to contain a substantial amount of oil shale, the BLM has prohibited mining operations adversely affecting oil shale. The federal agency has, however, accepted our proposed solution mining method and has approved a 50,000 tons per year initial mining operation. The BLM asked us to drill a core hole on the Rock School Lease and obtain site-specific underground data prior to the commencement of operations.

         As discussed above, we drilled this core hole in early 1996. The drill encountered nahcolite in three separate resource intervals over a depth of 510 feet, averaging 26.4% nahcolite. We engaged Agapito & Associates to supervise the core hole drilling and to conduct studies on core assays, rock strength and geological evaluation. We submitted this report to the BLM and to other regulatory agencies of the federal, state and county administrations. The BLM issued its Decision Record on December 3, 1999 after the BLM produced an environmental assessment and reached a finding that the project would have no significant environmental impact. The BLM did not receive any appeals during the mandatory appeal period. Combined with the permits we have received from state and local agencies, the BLM action allows us to begin construction on the lease when we are able to secure adequate financing.

         The BLM also approved on December 1, 1999 our request to install ground-water monitoring wells on a portion of the lease. We have now completed five monitoring wells. The stratigraphy and aquifers encountered in these wells were consistent with previous wells drilled in the resource. The purpose of the wells is to collect base line water data as a prelude to our solution mining operations. Should we wish to expand our production beyond 50,000 tons per year, we may be required to produce an Environmental Impact Statement. If required, this will be expensive and time consuming and we shall undertake that in conjunction with obtaining operational data from the initial 50,000 tons per year project.

         Proposed Development Program. The plan we submitted to the BLM envisages the development of the resource in stages starting with a plant to produce 50,000 tons per year and then expanding the initial facility to 150,000 tons per year. We anticipate producing nahcolite from a 500 foot thick zone at a depth of 2,000 feet to 2,500 feet. Through a solution mining technique, weak liquor will be injected into the nahcolite bearing rock; the nahcolite will dissolve and be brought to the surface in solution where it will be recrystallized and dried prior to despatch. This solution mining technology has been previously tested in the same resource by Shell Oil (1970-1972) and found to be feasible. Solution mining in other resources is well established. AmerAlia's cash cost of production is expected to be about one-half of the estimated existing industry average cash costs.

         On May 25, 2001 we announced that we executed a non-binding statement of terms with a major, international financial institution to provide credit support for a $32 million loan facility. If the loan facility is finalized, it will be used principally to reimburse US Filter upon completing a 75,000 tons per year sodium bicarbonate solution mine and plant to be built on the Rock School Lease. The proposed loan is for ten years with interest based on LIBOR plus loan provision fees. In addition, a deferred fee will be payable to the loan facility provider. The proposed financing was subject to our meeting certain conditions by June 30, 2001, including providing satisfaction that additional equity will be committed to the project and reaching further agreement with US Filter. We did not meet those conditions, but we have been in further discussions with the proposed lender. The proposed lender has supported us in our efforts to acquire WRNM.

         Our preference is to purchase WRNM enabling us to secure an immediate income stream, eliminate a competitor and secure a large increase in the ownership of large scale nahcolite reserves. Our primary plan is to acquire WRNM, refurbish it, and then expand the plant by utilizing the equipment and engineering already undertaken on the Rock School Lease project.

         Consequently, our plans to build our facility on the Rock School Lease have been deferred. Whilst we envisage that US Filter would still build our planned facility on the WRNM property and we already have completed project equipment currently in storage, this will require a renegotiation of our current contract with US Filter. US Filter has the right to terminate the existing contract and if it did, then we would be liable for breakage fees and other costs, which could be substantial.

         If we are not able to obtain outside financing for the project, or if we are unable to obtain all necessary permits, we may not be able to complete the development of the property and commence production.

         Access. The Rock School Lease is accessible by existing state and county roads. About 1.3 miles of new road is needed to access the production facility. Marathon Oil has granted an access easement on its land reducing the length of the new facility access road construction needed. These roads will often be covered with snow in the winter. Were we to acquire WRNM, we believe that we have all-weather access to its property.

Employees

         AmerAlia's day to-day business activities are managed by Mr. Bill H. Gunn, Chairman and President; Mr. John F. Woolard, Executive Vice President and Mr. Robert van Mourik, Executive Vice President and Chief Financial Officer. See
Item 11. - "Executive Compensation".

ITEM 2. PROPERTIES

         AmerAlia is a lessee of United States Sodium Lease No. C-0119985 affecting 1,320 acres in Rio Blanco County, Colorado, USA, and described more fully in Item 1. - "Business", above.

         AmerAlia also leases a 1000 square-foot office in Rifle, Colorado, from an unaffiliated landlord for $2,200 per month.

ITEM 3. LEGAL PROCEEDINGS

AmerAlia v. Marvin Hudson

In July 1999, AmerAlia filed a complaint against Mr. Hudson in the Colorado District Court for Arapahoe County, Colorado (civ. act. no. 99-CV-2207) (the "State Action"). As claims for relief against Marvin H. Hudson, a former officer and employee, AmerAlia alleged:

o that an employment contract that Mr. Hudson alleged AmerAlia entered into with him were forgeries or procured by fraud or duress and, therefore, not enforceable (the "Fraudulent Employment Contracts"); and

o that Mr. Hudson had converted to his own use funds, documents, personal property, and equipment belonging to AmerAlia ("Conversion").

         In the State Action, AmerAlia sought damages and exemplary damages against Mr. Hudson, as well as an injunction and an accounting. Mr. Hudson sought to remove this action to the federal court, but the federal court remanded it back to the Arapahoe County District Court. In November 1999 the Arapahoe County District Court granted Mr. Hudson's motion to change venue of the State Action to El Paso County, Colorado where it was assigned case no. 99-CV-3050 in Division 5.

         In December 1999 Mr. Hudson filed an answer with counterclaims in the State Action in which he denied the material allegations of AmerAlia's complaint and alleged against AmerAlia:

o "Breach of Contract" in which Mr. Hudson alleged that he had been employed by AmerAlia pursuant to an employment contract executed by Mr. Gunn in 1996 on behalf of AmerAlia which AmerAlia breached when it allegedly terminated Mr. Hudson's employment in June 1998. Mr. Hudson alleged that this employment contract provided for a salary of $80,000 per year, options to purchase 30,000 shares of common stock per year, and 200,000 stock appreciation rights;

o damages for alleged "Willful and Wanton Breach of Contract" and "Wrongful Termination"; and

o alleged violation of the Colorado Wage Claim Act (Section 8-4-101 et seq.) and common law fraud.

         Mr. Hudson also named Gunn, van Mourik and Summerson individually and as officers and directors of AmerAlia although only AmerAlia and Mr. Gunn were served and are involved in this action. AmerAlia and Mr. Gunn have replied to Mr. Hudson's counterclaims denying all of Mr. Hudson's material allegations.

         This case has been set for a five day jury trial to begin April 30, 2002. Discovery is currently in process. Consequently, although AmerAlia believes it has meritorious claims against Mr. Hudson, it is premature to predict the possible outcome to this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         AmerAlia held an annual meeting of its shareholders on June 21, 2001. Messrs. Gunn, Woolard, van Mourik, Summerson, Cameron, Stern and Murphy were elected to the Board of Directors. Votes were cast for the directors as follows:


                               Votes For           Abstain
                              ------------       ------------
Bill H. Gunn                    8,337,455           504,081
John F. Woolard                 8,608,755           232,781
Robert C. J. van Mourik         8,161,694           679,842
Neil E. Summerson               8,133,255           708,281
Robert A. Cameron               8,144,694           696,842
Samuel A. Stern                 8,144,755           696,781
Geoffrey C. Murphy              8,366,805           474,731

         On August 7, 2001 Mr. Stern resigned as one of our directors. We have not selected a replacement for Mr. Stern. In addition, the shareholders voted:


                           Proposal                                      For             Against           Withheld
                           --------                                  ------------      ------------      ------------

To approve the adoption of the AmerAlia, Inc. 2001 Directors'
Incentive Plan                                                          8,002,692           713,498           121,346

To approve the grant of options to directors and management             7,996,752           723,398           121,406

To approve the adoption of the AmerAlia, Inc. 2001 Stock
Option Plan                                                             8,354,942           372,116           114,478

         For further discussion on the matters voted upon see Item 11 - "Executive Compensation".

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)      MARKET INFORMATION.

         Since August 1987, our Common Stock has been publicly traded under the symbol "AALA" on the Nasdaq SmallCap Market, operated by the National Association of Securities Dealers, Inc. The average closing prices for AmerAlia's common stock as provided by Nasdaq's online service for the past two fiscal years are provided in the table below. These prices do not include allowance for retail markup or markdown, commissions or other transaction costs.

                                                     Average
For the Quarter Ended                                Sale Price
---------------------                                ----------

September 30, 1999                                   $3.00
December 31, 1999                                    $2.86
March 31, 2000                                       $2.91
June 30, 2000                                        $2.14
September 30, 2000                                   $1.17
December 31, 2000                                    $0.75
March 31, 2001                                       $1.05
June 30, 2001                                        $1.43


(b)      HOLDERS.

         (b)(1) The number of record holders of our Common Stock on June 30, 2001 was approximately 460. (This does not include an indeterminate number of shareholders whose shares are held by brokers in street name.)

         (b)(2)   Not applicable.

(c)      DIVIDENDS.

         AmerAlia has not paid dividends on its Common Stock and has no plans to pay cash dividends in the future.

RECENT SALES OF UNREGISTERED SECURITIES.

         o In October 2000, a stock bonus of 16,000 shares was granted to Mr. Roger Day, an officer of AmerAlia. A further 22,291 shares were issued in settlement of fees payable to a financial advisory firm.

         o In October 2000, holders of 2,904 shares of Series E Preferred stock exercised their rights to convert their preferred shares into 2,904,000 shares of Common Stock.

         o In January 2001, we issued 30,000 shares of restricted Common Stock to an accredited investor as a loan fee.

         o In February 2001, we issued 16,420 shares of restricted Common Stock in settlement of fees payable - See Item 11 - "Executive Compensation".

         o In June 2001, we issued 63,566 shares of restricted Common stock in settlement of fees payable.

         o In June 2001, we issued 75,000 shares and 50,000 options to three accredited investors for an investment of $75,000. No underwriter or finder participated in the offering of these shares. We made the offering under the exemptions from registration under sections 4(2) and 4(6) of the Securities Act of 1933, and Rule 506 of Regulation D.

         o In July 2001, we issued 75,000 shares of restricted Common Stock to an accredited investor for an investment of $75,000. We paid a finder's fee of $3,750. We made the offering under the exemptions from registration under sections 4(2) and 4(6) of the Securities Act of 1933, and Rule 506 of Regulation D.

         o During the fiscal year ended June 30, 2001, dividends aggregating $74,650 were payable to the holders of the Series E Preferred Stock. In addition, we had outstanding dividends payable of $74,650 from the previous year. We paid these dividends to the holders of the Series E Preferred Stock through the issuance of 149,300 shares of its restricted Common Stock. Under the Certificate of Preferences that established the Series E Preferred Stock, our obligation to pay dividends ceased on October 31, 2000. By that time, all but 82 shares of Series E Preferred Stock had converted to common stock. Those 82 shares are held by a single individual against whom we filed litigation for other matters as described in Item 3, above. Although we continue to accrue dividends for those shares, we have no obligation to pay dividends, those shares have lost their right to convert into common stock, and those shares no longer have the right to vote.

ITEM 6. SELECTED FINANCIAL DATA.

         The following information has been derived from AmerAlia's financial statements. The financial statements attached to this annual report on Form 10-K were prepared in accordance with Regulation S-B.


                             SELECTED FINANCIAL DATA
                         Amounts in Thousands of Dollars
                             (Except Per Share Data)
                               Year ended June 30


                          2001               2000               1999              1998                 1997
                      ------------       ------------       ------------       ------------       ------------
Revenues                        --                 --                 --                 --                 --
Net Loss                    (2,424)            (2,234)            (1,902)              (550)              (769)
Loss per Share                (.22)              (.27)              (.31)              (.13)              (.26)
Total Assets                13,804             11,092              5,836              3,500              3,008
Total Current
 Assets                        489                 93              1,378                725                 12
Total Current
 Liabilities                12,230              7,479                923                819                650
Long Term Debt                  --                 --                 --                 --                  4
Shareholders'
 Equity                      1,574              3,613              4,913              2,681              2,354
Weighted Average
 No. of Shares              10,892              8,270              6,230              4,313              3,014



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

JUNE 30, 2001 AS COMPARED TO JUNE 30, 2000:

         During the year ended June 30, 2001, we incurred further significant working capital shortages, principally through raising additional debt while raising only a small amount of new equity through sales of our capital stock to accredited investors. We:

         o raised $75,000 through the sale of Common Stock to accredited investors;

         o        borrowed $500,000 from Harris Bank, N.A. in June 2001; and

         o borrowed $4.222 million from Bank of America, N.A. in increments through March 2001.

         Our principal shareholder guarantees these loans from the Bank of America for a fee payable in restricted shares as explained at Item 13(a) Certain Relationships and Related Party Transactions under "Guaranty Agreement - Mars Trust". The number of shares of restricted Common Stock to be issued to pay the fee is based upon future market prices of our Common Stock. Therefore, our obligation to pay the guarantee fee is recorded as a current liability in our financial statements until the shares are issued. The liability for this fee was $1,350,000 at June 30, 2001, and the aggregate liability to the Bank of America was $8,9521,583. In conjunction with the renegotiation of the guaranty fee, the term of this aggregated loan was extended to December 1, 2001.

         We entered into a similar arrangement to secure a loan from the Harris Bank for $500,000. This guaranty fee is also discussed at Item 13(a) Certain Relationships and Related Party Transactions under "Guaranty Agreement - Messrs.
C. O'Kieffe & R. Woolard". We are obligated to pay a fee of $65,000 to these persons in shares of restricted Common Stock based upon future market prices of AmerAlia's Common Stock. This loan is due June 19, 2002.

         These additional borrowings, increases in guaranty fees and the accrual of unpaid compensation and directors' fees have funded our operating loss for the year, our continuing investment in our project's development and reductions in accounts payable and other current liabilities. In addition, we issued shares to satisfy $152,400 of expenses and outlays at an average price of $1.15 per share.


We mainly applied these funds to:
         Operating loss for year                            $2,424,134
         Plant construction in progress                        985,466
         Lease development  &exploration expenditures          745,165
         Net reduction in accounts & royalties payable         282,604
         Deferred financing costs                              256,365
         Prepaid expenses                                      218,515
         Deposits, bonds & restricted cash                     157,863
         Repayment of bank overdraft                            38,356
         Reduction in interest payable                          37,645
         Purchase of office equipment                           15,071
                                                            ----------
                                                            $5,161,184

         In summary, total assets increased during the year to $13,803,631 (2000: $11,092,021; 1999: $5,836,061) and stockholders' equity decreased to
$1,573,866 (2000: $3,613,247; 1999: $4,912,533).

         We have been able to finance our activities through short-term borrowings and only a small amount of equity investment. This situation has aggravated our working capital shortage and imposed high interest payments while allowing us to meet some of our more pressing current financial needs and continue our investment in our Rock School Lease Project. Consequently, our working capital deficit still exceeded $11,740,000 at June 30, 2001. Our ability to ensure our long-term survival as a going concern continues to be dependent upon our generating revenues from the production and sale of sodium bicarbonate. This has been our business plan for several years. In order to accomplish this plan, we must either:

o Secure funding of up to $50 million to construct our proposed plant to produce sodium bicarbonate from our Rock School Lease, or

o Conclude negotiations with IMC Global for an agreement to acquire WRNM, and to obtain the debt and equity funding necessary to complete that agreement.

         We have been attempting to pursue the first aspect of this business plan for a significant period of time. Construction of our Rock School Project will not provide any revenues in the near term; we estimate that if everything is completed successfully, our revenue stream would not commence for 18 or more months from the time we commence construction. Although our revenue stream would be generated in a shorter period of time should we acquire WRNM, both cases require a number of conditions precedent for their success, including appropriate agreements and a significant amount of necessary financing.

         As WRNM is already in production it is generating operating revenues and is profitable. We have been engaged in preliminary discussions with our prospective lender about this possible acquisition and we are ready to undertake further due diligence investigations. We are also preparing offering documents to raise equity capital from a limited number of sophisticated or accredited investors. If we can undertake this transaction the guaranty fees will be converted into equity in accordance with our guaranty fee agreements. This will add $1,415,000 to shareholders funds so ensuring continued compliance with Nasdaq's minimum equity requirement for listing on the Nasdaq SmallCap Market. If we can complete this transaction, we expect that the level of operating revenues we can gain through this acquisition and the additional equity we raise to complete it will ensure a significant improvement in our liquidity and capital reserves. We are negotiating with prospective investors and financiers to achieve this financing objective as we await a definitive agreement with IMC Global and further due diligence investigation.

         We reached an agreement with US Filter to provide construction financing for the development of the Rock School Lease, but US Filter's agreement is subject to numerous conditions and, to date, US Filter has not advanced any funds under that agreement. While we have sought the WRNM acquisition, our plans to build our facility on the Rock School Lease have been deferred. Whilst we envisage that US Filter would still build our planned facility on the WRNM property and we already have completed project equipment currently in storage, this will require a renegotiation of our current contract with US Filter. US Filter has the right to terminate the existing contract and if it did, then we would be liable for breakage fees and other costs, which could be substantial.

         Until we receive long-term funding to develop the Rock School Lease project and/or acquire WRNM, we will continue to be dependent on equity placements to accredited investors and short-term debt financing as in the past. We will continue to engage in appropriate cash management techniques.

RESULTS OF OPERATIONS

JUNE 30, 2001 AS COMPARED TO JUNE 30, 2000:

         Since we do not receive revenues from operations, any income we receive is generally derived from interest earned on funds on deposit resulting from stock subscriptions. Interest income in 2001 was approximately $13,300 compared with nearly $40,000 in the previous year. General and administrative expenditures were very similar to last year, 2001: $1,539,607 (2000: $1,523,717 and 1999: $1,910,792). As noted above, we have financed our capital expenditure program and expenditures using debt finance. Consequently, we have a high level of interest payments. However, a significant proportion of the debt was used to fund capital expenditures, hence the interest incurred on that debt has been capitalised. The remainder of the interest expense this year was $186,000 compared with $357,500 in 2000 and $18,500 in 1999. Depreciation expense is not significant and comparable to prior years, 2001: $10,882 (2000: $11,225; 1999:
$9,056). While we have invested considerable funds in plant and equipment to be used in the Rock School Lease Project, those items will not be depreciated until the plant is operational.

         A significant expense this year and last year has been other financing costs 2001: $700,791 (2000: $435,502; 1999: Nil). This expense is attributable to the amortization of loan guarantee fees discussed above. These loan guarantee fees are amortized over the term of the debt derived as a result of the guaranty. As the guarantee fees will be met through the issue of shares this substantial expense item remains a non-cash expense. During the year, we met $152,400 of expenses and outlays through the issuance of shares at an average price of $1.15 per share.

         It is likely that we will continue to recognize significant operating losses and negative cash flow until after our Rock School Project has been completed and operating profitably. There is a number of significant contingencies that result in this possibility being one of significant risk, and there can be no assurance that we will ever achieve profitable operations or a positive cash flow. Until we achieve our objective of establishing or acquiring a plant for the recovery and production of sodium bicarbonate, we will not be able to generate operating revenues. Whilst we are progressing negotiations for the acquisition of WRNM with various accredited investors and with our prospective lenders, we have not reached any definitive agreements to enable us to build the proposed facilities. We estimate approximately $50 million or more will be required to fund the development of our plans for the Rock School Lease and associated working capital requirements until profitable operations are established. There is no assurance we can obtain this financing and, in the meantime, we must fund our operating losses from our own resources as discussed above. Moreover, under our Design/Build agreement with US Filter we are subject to potentially substantial liquidated damages if we cannot secure suitable long-term financing.

Impact of Inflation

         We believe our activities are not materially affected by inflation.

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


                                                                                                 First
                                                                                                 Elected or
         Name & Age                         Position                                             Appointed
         ----------                         --------                                             ---------

         Bill H. Gunn                       Chairman of the Board,                               02/84
           Age 59                           President, & Chief
                                            Executive Officer

         Robert van Mourik                  Director,                                            09/90
           Age 48                           Executive Vice President                             01/89
                                            Chief Financial Officer,
                                            Secretary & Treasurer

         Neil E. Summerson                  Director                                             09/90
           Age 53(1,2)

         Robert A. Cameron                  Director                                             09/90
           Age 63(2)

         John F. Woolard                    Director,                                            10/98
          Age 61                            Executive Vice President                             06/98

         Geoffrey C. Murphy                 Director                                             06/99
           Age 60(1,2)

         Samuel A. Stern                    Director                                             11/00
           Age 71                           (Resigned August 7, 2001)

         Roger Day                          Vice President of Operations                         02/99
           Age 51

----------

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

ROBERT VAN MOURIK

         Mr. van Mourik graduated in 1974 with a Bachelor of Applied Science (Chemistry) and in 1981 with a Masters Degree in Business Administration. His employment experience includes manufacturing, real estate development and marketing, investment consulting and corporate reconstruction. He has served as Executive Vice President, Chief Financial Officer, Treasurer and Secretary of AmerAlia since 1989 and was elected a director in September 1990.

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

GEOFFREY C. MURPHY

         Mr. Murphy, since September 1, 2001 is the Senior Vice President of Citrico Holdings, Inc. Previously, he was, for more than the past five years, a principal of Coloney Von Soosten + Associates Inc., a consulting firm located in Kenilworth, Illinois. Mr Murphy graduated with a Bachelor's degree from Dartmouth College, and a Master's of Business Administration from the Amos Tuck School of Business Administration at Dartmouth College.

SAMUEL A. STERN

         Mr. Stern is a founding partner in the Washington, D.C. firm of Hills and Stern and serves as an attorney and advisor for a number of domestic and international clients. He was a partner in Wilmer Cutler Pickering in Washington, D.C. from 1962 to 1988 and maintained an office there from 1997 to 1999. He was also, until December 1999, General Counsel, Global Energy Investors, LLC., a developer of power projects. From July 1994 through February 1997 he was of counsel to Rogers & Wells, another international law firm with offices in Washington, D.C. Mr. Stern is also a director of several privately-held companies involved in energy production, software and venture capital financing. He has extensive experience in project financing in the United States and abroad. He holds degrees in Economics from the University of Pennsylvania and in law from Harvard. Mr. Stern resigned as a director on August 7, 2001.

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

         Based solely on its review of the copies of the reports it received from persons required to file, AmerAlia believes that during the period from July 1, 2000 through June 30, 2001, all filing requirements applicable to officers, directors, and greater-than-10% shareholders were met in accordance with the requirements of Section 16(a) except that Mr. R. Day's filing on Form 4 reporting his receipt of 16,000 shares in October 2000 was filed in September 2001.

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

ITEM 11. EXECUTIVE COMPENSATION

(a)      SUMMARY COMPENSATION TABLE.

         The following table sets forth information regarding compensation paid to our officers during the three fiscal years ended June 30, 2001. Messrs. Gunn, Woolard, van Mourik and Day were the only executive officers receiving compensation exceeding $100,000 during fiscal 2001, as shown below. Compensation to Mr. Gunn is paid to Gunn Development Pty. Ltd., of which Mr. Gunn is a controlling shareholder. Compensation to Mr. van Mourik is paid to Ahciejay Pty Ltd, a company in which he has a controlling interest.

         We have no plans for the payment or accrual for payment of any amounts to any executive officer in connection with his resignation, retirement, or other termination, or change of control or change in the executive officer's responsibilities.

         We have adopted for our employees a group medical insurance plan that includes dental coverage. This plan also provides a minimum amount of life insurance. We have not adopted any other benefit plan for our employees. Prior to the adoption of that plan, we reimbursed Messrs. Woolard, Gunn, and Day for certain medical expenses and insurance premiums. We currently have no stock ownership, other profit-sharing or pension plans, but may adopt such plans in the future. We have no retirement plans and, therefore, have not made contributions to any such plan on behalf of the named officers.


                                    Annual Compensation                   Long Term Compensation
                             -----------------------------------  ----------------------------------
                                                                          Awards            Payout
                                                                  ----------------------   ----------
                                                                                                         All
                                                                                                        Other
 Name and                                                         Restricted   Options        LTIP      Comp-
 Position            Year     Salary     Bonus        Other         Awards      & SAR's      Payout    ensation
 ------------------ -------  --------  ---------- --------------  -----------  ---------   ---------- ----------
 Bill H. Gunn,
 President and       2001    $150,000        -0-     $14,000(a)        -0-        -0-         -0-        -0-
 Chief Executive     2000    $150,000        -0-     $14,000(a)        -0-        -0-         -0-        -0-
 Officer             1999    $125,000        -0-     $14,000(a)        -0-        -0-         -0-        -0-

 John F.
 Woolard,            2001    $150,000        -0-     $14,000(a,b)      -0-        -0-         -0-        -0-
 Executive Vice      2000    $150,000        -0-     $14,000(a,b)      -0-        -0-         -0-        -0-
 President           1999    $135,000        -0-     $ 9,333(a,b)      -0-        -0-         -0-        -0-

 Robert
 van Mourik,         2001    $133,000        -0-     $14,000(a)        -0-        -0-         -0-        -0-
 Chief Financial     2000    $ 55,000        -0-     $14,000(a)        -0-        -0-         -0-        -0-
 Officer & EVP       1999    $ 55,000        -0-     $14,000(a)        -0-        -0-         -0-        -0-

 Roger L. Day,       2001    $105,000      $20,000        -0-          -0-        -0-         -0-        -0-
 Vice President      2000    $105,000        -0-          -0-          -0-        -0-         -0-        -0-
 Operations          1999    $ 66,667        -0-          -0-          -0-        -0-         -0-        -0-

----------

         Notes:   (a)      Directors fees

                  (b) These fees have not been paid but have been accrued as liabilities.

OPTIONS/SAR GRANTED DURING YEAR ENDED JUNE 30, 2001

         In May 2000, as part of an arrangement to compensate directors for significant services expended on our behalf over an extended period of time, we granted:

         o        Mr. Gunn options to purchase 150,000 shares of Common Stock;

         o        Mr. van Mourik options to purchase 100,000 shares of Common
                  Stock; and

         o Messrs. Cameron and Summerson options to purchase 75,000 shares of Common Stock each.

         Our shareholders approved these options in June 2001. These options expire April 30, 2003. The exercise price was determined based upon the market price of our shares during August 2000.

         In April 2001, the Board of Directors extended this arrangement to include additional options to other directors including:

         o An option to John F. Woolard (who is also an executive vice president) to purchase 100,000 options at $1.09 per share, exercisable through March 31, 2003.

         o Options expiring April 30, 2005 to purchase 75,000 shares at $1.09 per share to each of Samuel A. Stern and Geoffrey C. Murphy, directors at that time who were not executive officers.

         These options can be exercised on December 21, 2001. The exercise price was in excess of market price at the time granted, and is equal to the price of the options granted to the other directors. The shareholders approved each of these grants in June 2001. If a director ceases to be a member of the Board of Directors, the options expire three months after the holder is no longer a director. As a result of his resignation in August 2001, the options granted to Mr. Stern in April 2001 and July 2001 (under the Directors' Incentive Plan, discussed below) expire on November 7, 2001.

         2001 Directors' Incentive Plan: In March 2001, the Board of Directors adopted a plan by which each director (who is not an employee or officer) is granted:

         o An option to purchase 75,000 shares at a current market price when such person joins the Board of Directors; and

         o An option to purchase 37,500 shares if such director is a director at July 1 of each year.

         The exercise price for these options is the average market price of our Common Stock during the month of June preceding each grant date, and the options have a three-year term. All options granted under this plan are exercisable six months after the date of grant.

         Under this plan, we granted 37,500 options (which first become exercisable after six months) to acquire shares of Common Stock at $1.45 per share until June 30, 2004 to each of the following the non-executive directors, on July 1, 2001:

         o        Geoffrey C. Murphy;

         o        Samuel A. Stern;

         o        Neil E. Summerson; and

         o        Robert A. Cameron,

         Samuel A. Stern resigned as a director on August 7, 2001 and, therefore, his options will expire on November 7, 2001.

         2001 Stock Option Plan: In March 2001, the Board of Directors also adopted a stock option plan for its officers, employees, and consultants. The Board of Directors (through its compensation committee) can issue options to acquire up to 1,000,000 shares to officers, employees and consultants to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to our success by offering them an opportunity to participate in our future performance through awards of stock options. In each case, the Board of Directors (through its compensation committee) will determine the price at which options may be issued, the term of the options, and the number of options to be issued. In no case may the exercise price be less than the market value of the underlying shares at the time of grant. Our shareholders approved this plan at the annual meeting of shareholders held in June 2001. At the present time, we have not granted any options under this plan.

         During the fiscal year ended June 30, 1999, AmerAlia granted stock options, as described below, to Roger Day who became an executive officer in April 1999. We have not adopted any other stock option or stock appreciation rights plan.

AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE.

         No officer exercised stock options during the fiscal year ended June 30, 2001, or subsequently. The following table sets forth information regarding the year-end value of options and Stock Appreciation Rights held by the Chief Executive Officer and the other named officers on June 30, 2001. No other Stock Appreciation Rights have been granted, or are held by, any such person.


                                                                                        Value of
                                                                # of unexercised      in-the-money
                                                               options at FY end    options at FY end
                              Shares acquired        Value       (exercisable/       (exercisable/
            Name                on exercise        realized      unexercisable)      unexercisable)
            ----              ---------------      --------    -----------------    -----------------

  Bill H. Gunn                      -0-               -0-             290,000                76,000

  Robert van Mourik                 -0-               -0-             175,000                49,750

  John Woolard                      -0-               -0-             250,000                53,500

  Roger Day                         -0-               -0-              60,000                 3,000



                                                                                          Value of
                                                                 # of unexercised       in-the-money
                                                                  SAR's at FY end       SAR's at FY end
                                Shares acquired       Value         (exercisable/       (exercisable/
              Name                on exercise        realized     unexercisable)        unexercisable)
              ----              ---------------      --------    ----------------       --------------

  Bill H. Gunn                        -0-              -0-            70,000                 3,500



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

COMPENSATION OF DIRECTORS

         STANDARD ARRANGEMENTS.

         Our directors are authorized to receive $14,000 cash compensation per year for their services as directors each year.

         In connection with certain consulting services rendered by them, we paid or accrued liabilities to an affiliate of Robert A. Cameron $382 for services rendered during the fiscal year ended June 30, 2001, and $25,972 for the fiscal year ended June 30, 2000. In addition, we paid Coloney Von Soosten + Associates Inc. a retainer of $2,500 per month for financial and administrative services. Hours in excess of 15 per month were paid to Coloney Von Soosten + Associates Inc. at the rate of $200 per hour. This consulting agreement ended in September 2000. Geoffrey C. Murphy is a principal of Coloney Von Soosten + Associates Inc., and had primary responsibility for the services it provided to us Mr. Murphy became a director in June 1999 following the annual meeting of shareholders.

         For the period November 2, 2000 through August 7, 2001, Samuel A. Stern was one of our directors. In March 2001, we issued 8,210 shares to Mr. Stern who provided legal and other services to us in connection with our efforts to finance our Rock School Project. Mr Stern billed us $8,702.60 for these services. We also issued 8,210 shares to Mr. Stern's law partner for services he performed. In addition, the law firm of Hills & Stern has submitted an invoice to us in the amount of $75,032.50 for services rendered through June 26, 2001. We are disputing that invoice.

         We also reimburse directors for expenses incurred on behalf of AmerAlia on a fully accountable basis. As described above, the Board of Directors has adopted a Directors' Incentive Plan to provide additional incentive to the directors. The shareholders approved this plan in June 2001.

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

         Our only employment contract is with our Vice President, Operations, Roger Day. In April 1999, effective November 1998, we entered into a five year employment agreement with Mr. Day who was employed with the title of Vice President of Operations. As compensation for services rendered under the employment agreement, Mr. Day receives a salary of $100,000 per annum, plus bonuses and salary increases as the Board of Directors may determine in its sole discretion. We also granted Mr. Day options to acquire 100,000 shares of Common Stock for an exercise price of $1.50 per share, exercisable through December 31, 2003. Options to acquire 20,000 shares vested on Board approval of the employment agreement; the remainder vest annually through November 2002. In addition, AmerAlia advanced $25,000 to Mr. Day as a loan, which amount will be forgiven over the period of his employment. In October 2000 AmerAlia granted Mr. Day a stock bonus of 16,000 shares of Common Stock.

REPORT ON REPRICING OF OPTIONS/SARS.

         Not applicable, as no options or SARs were repriced during the fiscal year ended June 30, 2001.

ADDITIONAL INFORMATION WITH RESPECT TO COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

         The Board of Directors held eight formal meetings during the fiscal year ended June 30, 2001. Each director attended all of the formal meetings either in person or by telephone, except that Mr. Cameron was unable to attend one meeting. In addition, regular communications were maintained throughout the year among all our officers and directors. Directors acted by unanimous consent twice during fiscal 2001. We have standing audit and compensation committees. We do not have a standing nomination committee.

         Audit Committee. The audit committee comprises Messrs. Summerson, Murphy and Cameron. Each of the members of the audit committee is independent as that term is defined in Rule 4400(a)(15) of the Nasdaq listing standards. The committee held two formal meetings during the fiscal year ended June 30, 2001. The audit committee fulfilled its responsibilities including the following:

         o reviewed and discussed the audited financial statements with management;

         o        recommended the appointment of independent accountants;

         o reviewed the arrangements and standards for and the scope of the audit by independent accountants;

         o        reviewed the independence of the independent accountants;

         o considered the adequacy of the system of internal accounting controls and reviewing any proposed corrective actions;

         o reviewed and monitoring our policies regarding business ethics and conflicts of interest;

         o reviewed the activities and recommendations of our accounting department;

         o discussed with the independent auditors the matters required to be discussed by SAS 60 (Codification of Statements on Auditing Standards, AU section 380), as may be modified or supplemented; and

         o received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1 (Independence Standards Board Standard No.1, Independence Discussions with Audit Committees), as may be modified or supplemented, and discussed with the independent accountant the accountant's independence.

         Based on those disclosures and discussions, the audit committee advised the board of directors that it was not aware of any relationship between the independent auditors and AmerAlia that affects the objectivity or independence of the independent auditors. Based on the discussions and the audit committee review discussed above, the audit committee recommended to the board of directors that the audited financial statements for fiscal 2001 be included in our 2001 annual report on Form 10-K.

         Compensation Committee. A compensation committee comprising the non-executive directors of the Board of Directors was formed early in 1993 and determined the management fees payable to Messrs. Gunn, van Mourik and Woolard, as set out below. The compensation committee now comprises Mr. Summerson and Mr Murphy, neither has been an officer nor an employee of AmerAlia or any of our subsidiaries during the fiscal year ended June 30, 2001, or subsequently. Neither Mr. Summerson nor Mr. Murphy has any other direct or indirect relationship with AmerAlia requiring disclosure by us pursuant to Item 401 of Regulation S-K. Furthermore, no executive officer of AmerAlia served as a member of the compensation committee (or similar committee) of another entity that dealt with compensation paid to any member of our compensation committee, or with which any other interlocking relationship exists.

         The compensation committee held four meetings (including two meetings by phone) during the fiscal year ended June 30, 2001. The compensation committee has the authority to review and make recommendations to our Board of Directors with respect to the compensation of our executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         At August 30, 2001, we had one class of outstanding voting securities, our "Common Stock". The following table sets forth information as of August 30, 2001 with respect to the ownership of the Common Stock for all directors, individually, all executive officers named in the compensation table, all executive officers and directors as a group, and all beneficial owners of more than five percent of the Common Stock (not including shares held in the name of known depositories, such as CEDE & Co., for the benefit of the underlying beneficial shareholders). At August 30, 2001, we had 12,117,276 shares of Common Stock issued and outstanding. The following shareholders have sole voting and investment power with respect to the shares unless indicated otherwise.


Name & Address                                Amount & Nature                  Percent          Percent
     of                                        of Beneficial                     of            of Voting
Beneficial Owner                                 Ownership                      Class          Securities
----------------                              ---------------                  -------         ----------
Bill H. Gunn                                    474,060(1)                       3.8%             1.0%
Robert van Mourik                               320,384(2)                       2.6%             1.2%
John F. Woolard                                 277,500(3)                       2.2%             0.2%
Geoffrey C. Murphy                              152,500(4)                       1.2%             0.3%
Neil E. Summerson                               187,500(5)                       1.5%             nil
Robert A. Cameron                               187,500(6)                       1.5%             nil
Roger Day                                        76,000(7)                       0.6%             0.1%

OFFICERS & DIRECTORS
AS A GROUP (8 PERSONS)                        1,675,444(8)                      12.5%            2.8%

Jacqueline Badger Mars                        5,397,460(9)                      44.5%           44.5%
at the Jacqueline
Badger Mars Trust dated
Feb. 5, 1975 as amended
6885 Elm St., McLean, VA 22101

Charles D. O'Kieffe                             736,810(10)                      6.1%            5.9%
523 Washington Ave.,
Wilmette, IL 60091

----------

(1) Mr. Gunn: Includes 87,935 shares of Common Stock owned directly by Mr. Gunn and 96,125 shares of Common Stock owned by Gunn Development Pty. Ltd. (of which Mr. Gunn is a controlling shareholder); options to acquire 140,000 shares of Common Stock at $1.50 per share until June 28, 2006; and options to acquire 150,000 shares of Common Stock at $1.09 per share until April 30, 2005. Mr. Gunn has pledged 107,310 shares to another stockholder as security for a loan. Does not include 70,000 Stock Appreciation Rights issued at $1.50 per share expiring June 28, 2006.

(2) Mr. van Mourik: Includes 500 shares of Common Stock owned directly by Mr. van Mourik, 90,759 shares of Common Stock owned by Ahciejay Pty. Ltd. as Trustee for The R.C.J. Trust, and 54,125 shares of Common Stock owned by the R.C.J. Superannuation Fund, as to both of which Mr. van Mourik and his family are beneficiaries. Also includes options to acquire 75,000 shares of Common Stock at $1.50 per share expiring on June 28, 2006 and options to acquire 100,000 shares of Common Stock at $1.09 per share expiring April 30, 2005.

(3) Mr. Woolard: Includes 27,500 shares of Common Stock, options to acquire 100,000 shares of Common stock at $1.09 per share exercisable through March 31, 2003, and options to acquire 150,000 shares of Common Stock at $1.50 per share exercisable through March 31, 2003.

(4) Mr. Murphy: Includes 40,000 shares of common stock. Also includes options to acquire 75,000 shares at $1.09 per share expiring April 30, 2005 and options to acquire 37,500 shares at $1.45 expiring June 30, 2005.

(5) Mr. Summerson: Represents options to acquire 75,000 shares of common stock for $1.50 per share expiring June 28, 2006; options to acquire 75,000 shares of Common Stock at $1.09 per share expiring April 30, 2005 and options to acquire 37,500 shares at $1.45 expiring June 30, 2005. The options are held by Glendower Investments Pty. Ltd. as trustee for a trust of which Mr. Summerson and his family are beneficiaries.

(6) Mr. Cameron: Represents options to acquire 75,000 shares of Common Stock at $1.50 per share expiring on June 28, 2006; options to acquire 75,000 shares of Common Stock at $1.09 per share expiring April 30, 2005 and options to acquire 37,500 shares at $1.45 expiring June 30, 2005. The options are held by Jacinth Pty. Ltd., a company in which Mr. Cameron is a controlling shareholder.

(7) Mr. Day: Represents 16,000 shares and options to purchase 60,000 shares of Common Stock at $1.50 per share until December 31, 2003.

(8) All officers and directors: Includes beneficial ownership of Messrs. Gunn, van Mourik, Woolard, Murphy, Summerson, Cameron, and Day as described in notes 1, 2, 3, 4, 5, 6, and 7, above. Does not include options held by Mr. Day to acquire 40,000 shares of Common Stock at $1.50 per share, which vest through December 31, 2003.

(9) Mars Trust: Includes 5,397,460 shares of Common Stock. See "Certain Relationships and Related Party Transactions", below.

(10) Mr. O'Kieffe: Includes 604,500 shares of common stock owned by Mr. O'Kieffe and 107,310 shares pledged by Mr. Gunn as security for a loan. Also includes options to acquire 25,000 at $1.09 expiring April 30, 2005.

         This table does not include the possible effect of issuance of up to 140,000 shares of Common Stock pursuant to the exercise of options at $1.50 per share until June 28, 2006 and 25,000 options to acquire shares of Common Stock at $1.09 expiring April 30, 2005, held by persons who are neither officers, directors, nor significant shareholders of AmerAlia.

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

         Corporate Loans - Loans to AmerAlia. During the fiscal years ended June 30, 2000 and 2001, certain related parties advanced loans to us as detailed in the Notes to the Financial Statements. This comprised advances to us, as well as accrued but unpaid compensation and directors fees. The following summarises our liabilities to related parties:


                                                              June 30,          June 30,
                  Related Party                                 2001              2000
                                                            ------------      ------------
Ahciejay Pty. Ltd. (an affiliate of Robert van Mourik)      $     82,380      $     51,700
Jacinth Pty. Ltd. (an affiliate of Robert A. Cameron)             29,117            28,729
John F. Woolard                                                   20,071            23,333
Geoffrey C. Murphy                                                28,000            14,000
Samuel A. Stern                                                    9,380                --
Neil E. Summerson                                                 19,000            14,000
                                                            ------------      ------------
    Total:                                                  $    187,948      $    131,762
                                                            ------------      ------------

         In addition, at June 30, 2000 AmerAlia owed John F. Woolard $50,818 for reimbursement of expenses paid on behalf of AmerAlia. This liability was extinguished in July 2000.

         Corporate Loans - Loans from AmerAlia. As detailed in Note 2 to the Financial Statements, we advanced funds to Gunn Development Pty. Ltd., an associate of Mr. Gunn. The following summarizes these advances during the fiscal years ended June 30, 2000 and 2001:


         Balance due from Gunn Development Pty Ltd at June 30, 1999:    $     43,008
         Advances to Gunn Development during year:                            28,063
         Repayments received during year:                                     14,000
         Net interest accrued:                                                   Nil
                                                                        ------------
         Balance due from Gunn Development at June 30, 2000:            $     57,071
                                                                        ------------
         Advances to Gunn Development during year:                            11,649
         Repayments received during year:                                     14,000
         Net interest accrued:                                                   Nil
                                                                        ------------
         Balance due from Gunn Development at June 30, 2001:            $     54,720
                                                                        ------------

         Compensation Arrangements. We entered into an employment agreement with Roger Day, our Vice President of Operations, in November 1998, as described above under "Executive Compensation - Employment contracts, Termination of Employment and Change-In-Control Arrangements". The Board of

Directors approved this agreement in April 1999. Mr. Day is also President of Natural Soda, Inc., our wholly owned subsidiary.

         For the period November 2, 2000 through August 7, 2001, Samuel A. Stern was one of our directors. In March 2001, we issued 8,210 shares to Mr. Stern who provided legal and other services to us in connection with our efforts to finance our Rock School Project. Mr. Stern billed us $8,702.60 for these services. We also issued 8,210 shares to Mr. Stern's law partner for services he performed. In addition, Mr. Stern's law firm, Hills & Stern, has submitted an invoice to us in the amount of $75,032.50 for services rendered through June 26, 2001, which we are disputing.

         Our directors and our other officers are compensated as described above under "Executive Compensation - Compensation of Directors."

         Guaranty Agreement - Mars Trust. We entered into an agreement with the Mars Trust on September 13, 1999 for the purpose of establishing a loan with Bank of America, N.A. We subsequently borrowed $4.2 million from Bank of America for one year. The Mars Trust facilitated the loan by guaranteeing its repayment in a manner satisfactory to the bank. To compensate the Trust, we agreed to pay an amount equal to 10% per year of the amount guaranteed, payable in shares of AmerAlia's restricted Common Stock valued according to a formula based on future market prices of AmerAlia's Common Stock. On January 20, 2000 the Mars Trust facilitated a further loan for $1 million and again, in July 2000, for $2.126 million. Additional guaranty agreements provided for the same level of fees. In September 2000, AmerAlia and the Mars Trust amended the guaranty agreements to aggregate the three guaranties into a single guaranty for a total loan of $7.326 million.

         On December 1, 2000 we renegotiated the Mars Trust Guaranty in order to borrow a further $1.6 million from the Bank of America and to extend the maturity date for the combined loans to December 1, 2001. The total guaranty fee has now increased to $1,350,000 and will be met through the issue of a number of shares to be determined by future events. The fee is not payable until after we announce that we have secured permanent financing or a strategic alliance for the development of the Rock School Project. AmerAlia agreed that if, during the term of the Guaranty, it appeared that arrangements for the development of the Rock School Project are not reasonably forthcoming, the Board will determine whether other actions may be in the best interests of AmerAlia stakeholders. We granted the Trust security over our entire interest in Natural Soda, Inc., a wholly owned subsidiary formed to acquire our entire interest in the Rock School Project and the Rock School Lease, as collateral for the repayment of the entire loan and the Trust's liability under this Guaranty.

         Guaranty Agreement - Messrs. C. O'Kieffe & R. Woolard. We entered into an agreement with a five percent shareholder, Mr. Charles O'Kieffe and another shareholder, Mr. Robert C. Woolard, on June 6, 2001 for the purpose of establishing a loan with Harris Bank for $500,000 until June 19, 2002. We will satisfy the guaranty fee of $65,000 through the issuance of a number of shares to be determined by future events.

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

         Dividend Payments. During the fiscal year ended June 30, 2001, dividends aggregating $74,650 became payable to the holders of the Series E Preferred Stock. We have since paid these dividends to the holders of the Series E Preferred Stock through the issuance of 74,650 shares of our restricted Common Stock.

Provision has been made for undeclared and unpaid dividends on the remaining shares of Series E Preferred Stock of $6,304 as at June 30, 2001.

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

3.1(b)     Restated Articles of Incorporation

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

10.8(f) First Amendment to Special Warranty Assignment, Royalty Reservation, and Minimum Royalty Payment between AmerAlia and E.E. Kinder Co.

10.9(f)    Consulting Agreement between AmerAlia and E.E. Kinder Co.

10.10(f)   U.S. Government Sodium Lease

10.11(g)   Design/Build Contract with U.S. Filter Corp.

10.12(b)   Amended and Restated Guaranty Agreement with the Jacqueline Badger
           Mars Trust

10.13(i)   Second Amended and Restated Guaranty Agreement with the Jacqueline
           Badger Mars Trust

10.14(c)   AmerAlia, Inc. 2001 Directors' Incentive Plan

10.15(c)   AmerAlia, Inc. 2001 Stock Option Plan

21.1 Subsidiaries of the Registrant: Natural Soda, Inc., a Colorado corporation.

(a) Incorporated by reference from AmerAlia's Form 10 General Registration Statement filed with the Commission on March 5, 1987.

(b) Incorporated by reference from AmerAlia's annual report on Form 10-K for the year ended June 30, 2000..

(c)      Filed herewith.

(d)      Not included.

(e) Incorporated by reference from AmerAlia's Form 10-K for its year ended June 30, 1993.

(f) Incorporated by reference from AmerAlia's Form 10-K for its year ended June 30, 1995.

(g) Incorporated by reference from AmerAlia's Form 10-K for its year ended June 30, 1999.


(b)      REPORTS ON FORM 8-K

         In November 2000, AmerAlia filed a current report on Form 8-K reporting the appointment of Mr. Samuel A. Stern as a director. As stated previously, Mr. Stern resigned from his position of director on August 7, 2001. In June 2001, AmerAlia filed a current report on Form 8-K reporting the results of its shareholders meeting held in June 2001.

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

September 28, 2001

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


  /s/ Bill H. Gunn                               Principal Executive                      Date: 9/28/2001
---------------------------                      Officer and Director                           ---------
Bill H. Gunn


 /s/ Robert van Mourik                           Secretary, Treasurer                     Date: 9/28/2001
---------------------------                      Principal Financial                            ---------
Robert C. J. van Mourik                          and Accounting Officer,
                                                 and Director


 /s/ John F. Woolard                             Director                                 Date: 9/28/2001
-------------------------                                                                       ---------
John F. Woolard


 /s/ Robert A. Cameron                           Director                                 Date: 9/28/2001
---------------------------                                                                    ----------
Robert A. Cameron


 /s/ Neil E. Summerson                           Director                                 Date: 9/28/2001
---------------------------                                                                    ----------
Neil E. Summerson


 /s/ Geoffrey C. Murphy                          Director                                 Date: 9/28/2001
---------------------------                                                                     ---------
Geoffrey C. Murphy

                          AMERALIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000

                                    CONTENTS


Independent Auditors' Report.................................................................................... 3

Consolidated Balance Sheets..................................................................................... 4

Consolidated Statements of Operations........................................................................... 6

Consolidated Statements of Stockholders' Equity................................................................. 7

Consolidated Statements of Cash Flows.......................................................................... 15

Notes to the Consolidated Financial Statements................................................................. 17

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders of
AmerAlia, Inc. and Subsidiary
(A Development Stage Company)
Rifle, Colorado

We have audited the accompanying consolidated balance sheets of AmerAlia, Inc. and Subsidiary (a development stage company) as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2001, 2000 and 1999 and from the beginning of the development stage on July 1, 1992 through June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmerAlia, Inc. and Subsidiary (a development stage company) as of June 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years ended June 30, 2001, 2000 and 1999 and from the beginning of the development stage on July 1, 1992 through June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has suffered recurring losses and has not established a current source of revenue. Together these factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HJ & Associates, LLC
Salt Lake City, Utah
September 20, 2001

                          AMERALIA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                     ASSETS

                                                                        June 30,
                                                         ----------------------------------------
                                                              2001                     2000
                                                         ---------------          ---------------

CURRENT ASSETS

 Cash (Note 1)                                           $       143,215          $         4,980
 Restricted cash (Note 1)                                         42,863                       --
 Related party receivables (Note 2)                               54,720                   57,071
 Prepaid expenses                                                248,667                   30,152
                                                         ---------------          ---------------

    Total Current Assets                                         489,465                   92,203
                                                         ---------------          ---------------

FIXED ASSETS, net (Notes 1 and 4)                                 28,712                   24,524
                                                         ---------------          ---------------

OTHER ASSETS

 Lease acquisition, exploration and development
 costs (Notes 3 and 10)                                        4,310,432                3,565,267
 Plant construction in progress (Note 3)                       8,057,108                6,994,642
 Deferred financing costs (Note 1)                               414,678                  247,523
 Loan guarantee fees, net (Note 1)                               368,707                  144,497
 Note receivable - related party (Note 2)                         15,000                   20,000
 Interest receivable                                               3,879                    2,713
 Deposits and bonds                                              115,650                      650
                                                         ---------------          ---------------

    Total Other Assets                                        13,285,454               10,975,292
                                                         ---------------          ---------------

    TOTAL ASSETS                                         $    13,803,631          $    11,092,019
                                                         ===============          ===============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AMERALIA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  June 30,
                                                                  -----------------------------------------
                                                                        2001                      2000
                                                                  ---------------           ---------------
CURRENT LIABILITIES

 Accounts payable                                                 $       370,208           $       727,812
 Royalties payable (Note 9)                                               429,167                   354,167
 Bank overdraft                                                                --                    38,356
 Guarantee fees payable (Note 11)                                       1,415,000                   520,000
 Accrued expenses (Note 11)                                                28,689                    91,862
 Due to related parties (Note 5)                                          187,948                   131,762
 Notes payable (Note 6)                                                 9,725,583                 5,504,000
 Interest payable                                                          73,170                   110,815
                                                                  ---------------           ---------------

    Total Current Liabilities                                          12,229,765                 7,478,774
                                                                  ---------------           ---------------

COMMITMENTS AND CONTINGENCIES (Note 9)                                         --                        --
                                                                  ---------------           ---------------

STOCKHOLDERS' EQUITY

 Preferred stock, $0.05 par value; 1,000,000 authorized;
  82 and 2,986 issued and outstanding,  respectively                            4                       149
 Common stock, $0.01 par value; 100,000,000 shares
  authorized; 12,042,276 and 8,765,699 issued and
  outstanding, respectively                                               120,423                    87,657
 Additional paid-in capital                                            19,424,422                19,068,338
 Prepaid construction costs (Note 3)                                   (1,223,000)               (1,300,000)
 Accumulated deficit                                                  (16,747,983)              (14,242,899)
                                                                  ---------------           ---------------

     Total Stockholders' Equity                                         1,573,866                 3,613,245
                                                                  ---------------           ---------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $    13,803,631           $    11,092,019
                                                                  ===============           ===============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AMERALIA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Operations


                                                                                                         From the
                                                                                                        Beginning
                                                                                                     of Development
                                                                                                        Stage on
                                                     For the Years Ended June 30,                    July 1, 1992 to
                                      ---------------------------------------------------------          June 30,
                                           2001                 2000                 1999                 2001
                                      ---------------      ---------------      ---------------      ---------------

REVENUES                              $            --      $            --      $            --      $            --

EXPENSES

  General and administrative                1,539,607            1,523,717            1,910,792            9,129,436
  Depreciation and amortization                10,883               11,225                9,056               92,078
                                      ---------------      ---------------      ---------------      ---------------

     Total Expenses                         1,550,490            1,534,942            1,919,848            9,221,514
                                      ---------------      ---------------      ---------------      ---------------

LOSS FROM OPERATIONS                       (1,550,490)          (1,534,942)          (1,919,848)          (9,221,514)
                                      ---------------      ---------------      ---------------      ---------------

OTHER INCOME (EXPENSE)

  Other income                                     --                   --                   --                   29
  Investment income                                --                   --                   --               89,760
  Interest expense                           (186,187)            (357,535)             (18,519)          (1,180,770)
  Other financing costs                      (700,791)            (435,502)                  --           (1,136,293)
  Interest income                              13,334               39,891               36,752              332,741
  Gain on settlement of debt                       --               53,800                   --               53,800
  Foreign currency gain (loss)                     --                   --                   14              (63,572)
                                      ---------------      ---------------      ---------------      ---------------

     Total Other Income (Expense)            (873,644)            (699,346)              18,247           (1,904,305)
                                      ---------------      ---------------      ---------------      ---------------

NET LOSS BEFORE INCOME TAX
 EXPENSE                                   (2,424,134)          (2,234,288)          (1,901,601)         (11,125,819)

  Income tax expense                               --                   --                   --                   --
                                      ---------------      ---------------      ---------------      ---------------

NET LOSS                              $    (2,424,134)     $    (2,234,288)     $    (1,901,601)     $   (11,125,819)
                                      ===============      ===============      ===============      ===============

BASIC NET LOSS PER SHARE              $         (0.22)     $         (0.27)     $         (0.31)
                                      ===============      ===============      ===============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                        10,892,214            8,269,928            6,229,634
                                      ===============      ===============      ===============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AMERALIA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity


                                           Preferred Stock                 Common Stock
                                     ---------------------------   ---------------------------
                                        Shares         Amount         Shares         Amount
                                     ------------   ------------   ------------   ------------

Balance at July 1, 1992
 (beginning of development stage)              --   $         --      1,803,627   $     18,036

Shares issued for cash at $2.99
 per share                                     --             --        421,250          4,213

Shares issued for payment
 of obligations at $2.05 per share             --             --          7,312             73

Change in cumulative
 adjustment account                            --             --             --             --

Net loss for the year ended
 June 30, 1992                                 --             --             --             --
                                     ------------   ------------   ------------   ------------

Balance at  June 30, 1992                      --             --      2,232,189         22,322

Issuance of Series A preferred
 stock for cash at $1.50 per share        666,666         33,333             --             --

Issuance of fractional shares
 on reverse split                              --             --             67             --

Shares issued in acquisition
 of Rock School lease at $3.00
 per share                                     --             --         50,000            500

Change in cumulative
 adjustment account                            --             --             --             --

Net loss for the year ended
 June 30, 1993                                 --             --             --             --
                                     ------------   ------------   ------------   ------------

Balance at June 30, 1993                  666,666   $     33,333      2,282,256   $     22,822
                                     ------------   ------------   ------------   ------------





                                       Additional                                      Other
                                         Paid-in     Subscription   Accumulated    Comprehensive
                                         Capital      Receivable      Deficit          Income
                                      ------------   ------------   ------------   -------------

Balance at July 1, 1992
 (beginning of development stage)     $  4,449,738   $         --   $ (3,797,189)   $     22,211

Shares issued for cash at $2.99
 per share                               1,255,787             --             --              --

Shares issued for payment
 of obligations at $2.05 per share          14,927             --             --              --

Change in cumulative
 adjustment account                             --             --             --         147,000

Net loss for the year ended
 June 30, 1992                                  --             --       (392,712)             --
                                      ------------   ------------   ------------    ------------

Balance at  June 30, 1992                5,720,452             --     (4,189,901)        169,211

Issuance of Series A preferred
 stock for cash at $1.50 per share         966,667             --             --              --

Issuance of fractional shares
 on reverse split                               --             --             --              --

Shares issued in acquisition
 of Rock School lease at $3.00
 per share                                 149,500             --             --              --

Change in cumulative
 adjustment account                             --             --             --          (3,000)

Net loss for the year ended
 June 30, 1993                                  --             --       (524,482)             --
                                      ------------   ------------   ------------    ------------

Balance at June 30, 1993              $  6,836,619   $         --   $ (4,714,383)   $    166,211
                                      ------------   ------------   ------------    ------------










              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AMERALIA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)


                                             Preferred Stock                 Common Stock
                                      -----------------------------   -----------------------------
                                          Shares          Amount          Shares          Amount
                                      -------------   -------------   -------------   -------------


Balance at June 30, 1993                    666,666   $      33,333       2,282,256   $      22,822

Shares issued for payment of
 obligations at $2.18 per share                  --              --          36,250             363

Shares issued in lieu of
 dividends at $1.50 per share                    --              --          60,000             600

Issuance of Series B preferred
 stock for cash at $10.00 per share          51,000           2,550              --              --

Subscriptions receivable on
 Series B stock                                  --              --              --              --

Dividends paid                                   --              --              --              --

Change in cumulative
 adjustment account                              --              --              --              --

Net loss for the year ended
 June 30, 1994                                   --              --              --              --
                                      -------------   -------------   -------------   -------------

Balance at June 30, 1994                    717,666   $      35,883       2,378,506   $      23,785
                                      -------------   -------------   -------------   -------------



                                         Additional                                          Other
                                          Paid-in       Subscription     Accumulated     Comprehensive
                                          Capital        Receivable        Deficit           Income
                                       -------------   -------------    -------------    -------------


Balance at June 30, 1993               $   6,836,619   $          --    $  (4,714,383)   $     166,211

Shares issued for payment of
 obligations at $2.18 per share               78,650              --               --               --

Shares issued in lieu of
 dividends at $1.50 per share                 89,400              --               --               --

Issuance of Series B preferred
 stock for cash at $10.00 per share          507,550              --               --               --

Subscriptions receivable on
 Series B stock                                   --         (77,904)              --               --

Dividends paid                                    --              --          (90,000)              --

Change in cumulative
 adjustment account                               --              --               --          (43,000)

Net loss for the year ended
 June 30, 1994                                    --              --         (568,333)              --
                                       -------------   -------------    -------------    -------------

Balance at June 30, 1994               $   7,512,219   $     (77,904)   $  (5,372,716)   $     123,211
                                       -------------   -------------    -------------    -------------




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AMERALIA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)


                                                  Preferred Stock                  Common Stock
                                           -----------------------------   -----------------------------
                                              Shares          Amount          Shares           Amount
                                           -------------   -------------   -------------   -------------

Balance at June 30, 1994                         717,666   $      35,883       2,378,506   $      23,785

Shares issued for cash and
 extinguishment of debt at $1.64 per
 share                                                --              --         160,000           1,600

Shares issued in lieu of dividends
 at $1.57 per share                                   --              --          71,250             713

Issuance of Series C preferred
 for cash at $80.00 per share                        750              38              --              --

Dividends paid                                        --              --              --              --

Payment received on Series B
 stock subscriptions                                  --              --              --              --

Net loss for the year ended
 June 30, 1995                                        --              --              --              --
                                           -------------   -------------   -------------   -------------

Balance, June 30, 1995                           718,416          35,921       2,609,756          26,098

Shares issued in lieu of dividends
 at $1.00 per share                                   --              --         107,285           1,072

Issuance of series D preferred
 stock for cash at $1,000 per share                1,435              72              --              --

Dividends paid                                        --              --              --              --

Net loss for the year ended
 June 30, 1996                                        --              --              --              --
                                           -------------   -------------   -------------   -------------

Balance, June 30, 1996                           719,851   $      35,993       2,717,041   $      27,170
                                           -------------   -------------   -------------   -------------




                                             Additional                                          Other
                                              Paid-in      Subscription      Accumulated     Comprehensive
                                              Capital       Receivable         Deficit           Income
                                           -------------   -------------    -------------    -------------

Balance at June 30, 1994                   $   7,512,219   $     (77,904)   $  (5,372,716)   $     123,211

Shares issued for cash and
 extinguishment of debt at $1.64 per
 share                                           261,031              --               --               --

Shares issued in lieu of dividends
 at $1.57 per share                              111,287              --               --               --

Issuance of Series C preferred
 for cash at $80.00 per share                     59,963              --               --               --

Dividends paid                                        --              --         (112,000)              --

Payment received on Series B
 stock subscriptions                                  --          77,904               --               --

Net loss for the year ended
 June 30, 1995                                        --              --       (1,009,917)              --
                                           -------------   -------------    -------------    -------------

Balance, June 30, 1995                         7,944,500              --       (6,494,633)         123,211

Shares issued in lieu of dividends
 at $1.00 per share                              106,182              --               --               --

Issuance of series D preferred
 stock for cash at $1,000 per share            1,434,958              --               --               --

Dividends paid                                        --              --         (333,216)              --

Net loss for the year ended
 June 30, 1996                                        --              --         (751,350)              --
                                           -------------   -------------    -------------    -------------

Balance, June 30, 1996                     $   9,485,640   $          --    $  (7,579,199)   $     123,211
                                           -------------   -------------    -------------    -------------





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AMERALIA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)



                                                  Preferred Stock                  Common Stock
                                           -----------------------------   -----------------------------
                                              Shares          Amount          Shares           Amount
                                           -------------   -------------   -------------   -------------

Balance, June 30, 1996                           719,851   $      35,993       2,717,041   $      27,170

Shares issued for cash and
 extinguishment of debt at $1.00
 per share                                            --              --         358,500           3,585

Shares issued in lieu of dividends
 at $1.00 per share                                   --              --         233,790           2,338

Issuance of Series D preferred
 stock for cash at $1,000.00 per share               405              20              --              --

Issuance of Series D preferred
 stock for extinguishment of
 debt at $1,000.00 per share                         100               5              --              --

Dividends paid                                        --              --              --              --

Additional capital contributed                        --              --              --              --

Net loss for the year ended
 June 30, 1997                                        --              --              --              --
                                           -------------   -------------   -------------   -------------

Balance, June 30, 1997                           720,356   $      36,018       3,309,331   $      33,093
                                           -------------   -------------   -------------   -------------






                                              Additional                                          Other
                                               Paid-in      Subscription      Accumulated     Comprehensive
                                               Capital       Receivable         Deficit           Income
                                            -------------   -------------    -------------    -------------

Balance, June 30, 1996                      $   9,485,640   $          --    $  (7,579,199)   $     123,211

Shares issued for cash and
 extinguishment of debt at $1.00
 per share                                        354,915              --               --               --

Shares issued in lieu of dividends
 at $1.00 per share                               231,452              --               --               --

Issuance of Series D preferred
 stock for cash at $1,000.00 per share            404,993              --               --               --

Issuance of Series D preferred
 stock for extinguishment of
 debt at $1,000.00 per share                       99,995              --               --               --

Dividends paid                                         --              --         (233,790)              --

Additional capital contributed                    167,418              --               --               --

Net loss for the year ended
 June 30, 1997                                         --                         (769,185)              --
                                            -------------   -------------    -------------    -------------

Balance, June 30, 1997                      $  10,744,413   $          --    $  (8,582,174)   $     123,211
                                            -------------   -------------    -------------    -------------





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AMERALIA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)


                                                  Preferred Stock                    Common Stock
                                           ------------------------------    -----------------------------
                                              Shares           Amount           Shares           Amount
                                           -------------    -------------    -------------    -------------

Balance, June 30, 1997                           720,356    $      36,018        3,309,331    $      33,093

Issuance of Series D preferred
 stock for cash at $1,000.00 per share               240               12               --               --

Common stock sold for cash
 at $1.00 per share                                   --               --          865,000            8,650

Offering costs                                        --               --               --               --

Foreign currency translation
 adjustment                                           --               --               --               --

Shares issued in lieu of dividends
 at $1.00 per share                                   --               --          356,554            3,566

Conversion of preferred stock                   (718,060)         (35,903)         791,666            7,917

Dividends paid                                        --               --               --               --

Shares canceled                                       --               --           (5,000)             (50)

Additional capital contributed                        --               --               --               --

Net loss for the year ended
 June 30, 1998                                        --               --               --               --
                                           -------------    -------------    -------------    -------------

Balance, June 30, 1998                             2,536    $         127        5,317,551    $      53,176
                                           -------------    -------------    -------------    -------------




                                             Additional                                          Other
                                              Paid-in       Subscription     Accumulated     Comprehensive
                                              Capital        Receivable        Deficit           Income
                                           -------------    -------------   -------------    -------------

Balance, June 30, 1997                     $  10,744,413    $          --   $  (8,582,174)   $     123,211

Issuance of Series D preferred
 stock for cash at $1,000.00 per share           239,988               --              --               --

Common stock sold for cash
 at $1.00 per share                              856,350               --              --               --

Offering costs                                  (240,800)              --              --               --

Foreign currency translation
 adjustment                                           --               --              --         (123,211)

Shares issued in lieu of dividends
 at $1.00 per share                              352,988               --              --               --

Conversion of preferred stock                     63,987               --              --               --

Dividends paid                                        --               --        (392,554)              --

Shares canceled                                   (4,950)              --              --               --

Additional capital contributed                   139,954               --              --               --

Net loss for the year ended
 June 30, 1998                                        --               --        (549,817)              --
                                           -------------    -------------   -------------    -------------

Balance, June 30, 1998                     $  12,151,930    $          --   $  (9,524,545)   $          --
                                           -------------    -------------   -------------    -------------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AMERALIA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)


                                                  Preferred Stock                  Common Stock
                                           -----------------------------   -----------------------------
                                              Shares          Amount          Shares           Amount
                                           -------------   -------------   -------------   -------------

Balance, June 30, 1998                             2,536   $         127       5,317,551   $      53,176

Shares issued for cash and
 extinguishment of debt at $1.00
 per share                                            --              --          72,500             725

Shares issued for cash and
 extinguishment of debt at $1.50
 per share                                            --              --         807,500           8,075

Shares issued in lieu of dividends
 at $1.00 per share                                   --              --         209,215           2,092

Shares issued through exercise
 of warrants at $2.00 per share                       --              --       1,253,000          12,530

Issuance of Series E preferred
 stock through exercise of option
 at $929.66 per share                                450              22              --              --

Dividends declared                                    --              --              --              --

Net loss for the year ended
 June 30, 1999                                        --              --              --              --
                                           -------------   -------------   -------------   -------------

Balance, June 30, 1999                             2,986   $         149       7,659,766   $      76,598
                                           -------------   -------------   -------------   -------------




                                             Additional                                          Other
                                              Paid-in      Subscription      Accumulated     Comprehensive
                                              Capital       Receivable         Deficit           Income
                                           -------------   -------------    -------------    -------------

Balance, June 30, 1998                     $  12,151,930   $          --   $  (9,524,545)   $          --

Shares issued for cash and
 extinguishment of debt at $1.00
 per share                                        71,775              --              --               --

Shares issued for cash and
 extinguishment of debt at $1.50
 per share                                     1,203,175              --              --               --

Shares issued in lieu of dividends
 at $1.00 per share                              207,123              --              --               --

Shares issued through exercise
 of warrants at $2.00 per share                2,493,470              --              --               --

Issuance of Series E preferred
 stock through exercise of option
 at $929.66 per share                            418,324              --              --               --

Dividends declared                                    --              --        (283,865)              --

Net loss for the year ended
 June 30, 1999                                        --              --      (1,901,601)              --
                                           -------------   -------------   -------------    -------------

Balance, June 30, 1999                     $  16,545,797   $          --   $ (11,710,011)   $          --
                                           -------------   -------------   -------------    -------------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AMERALIA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)


                                                  Preferred Stock                  Common Stock
                                           -----------------------------   -----------------------------
                                              Shares          Amount          Shares           Amount
                                           -------------   -------------   -------------   -------------

Balance, June 30, 1999                             2,986   $         149       7,659,766   $      76,598

Shares issued for cash at $2.50
 per share                                            --              --         250,000           2,500

Shares issued in lieu of loan fees
 at $2.50 per share                                   --              --          24,000             240

Shares issued for cash at $2.50
 per share                                            --              --         100,000           1,000

Shares issued as prepaid
 construction costs at $3.00
 per share                                            --              --         433,333           4,333

Shares issued in lieu of dividends
 at $1.00 per share                                   --              --         298,600           2,986

Dividends declared                                    --              --              --              --

Net loss for the year ended
 June 30, 2000                                        --              --              --              --
                                           -------------   -------------   -------------   -------------

Balance, June 30, 2000                             2,986   $         149       8,765,699   $      87,657
                                           -------------   -------------   -------------   -------------




                                            Additional                                         Other
                                             Paid-in      Subscription     Accumulated     Comprehensive
                                             Capital       Receivable        Deficit           Income
                                          -------------   -------------   -------------    -------------

Balance, June 30, 1999                    $  16,545,797   $          --   $ (11,710,011)   $          --

Shares issued for cash at $2.50
 per share                                      622,500              --              --               --

Shares issued in lieu of loan fees
 at $2.50 per share                              59,760              --              --               --

Shares issued for cash at $2.50
 per share                                      249,000              --              --               --

Shares issued as prepaid
 construction costs at $3.00
 per share                                    1,295,667              --              --               --

Shares issued in lieu of dividends
 at $1.00 per share                             295,614              --              --               --

Dividends declared                                   --              --        (298,600)              --

Net loss for the year ended
 June 30, 2000                                       --              --      (2,234,288)              --
                                          -------------   -------------   -------------    -------------

Balance, June 30, 2000                    $  19,068,338   $          --   $ (14,242,899)   $          --
                                          -------------   -------------   -------------    -------------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AMERALIA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)


                                                   Preferred Stock                   Common Stock
                                           ------------------------------    -----------------------------
                                              Shares           Amount           Shares           Amount
                                           -------------    -------------    -------------   -------------

Balance, June 30, 2000                             2,986    $         149        8,765,699   $      87,657

Shares issued in lieu of dividends
 at $1.00 per share                                   --               --          149,300           1,493

Shares issued for financing costs
 at $2.02 per share                                   --               --           22,291             223

Conversion of preferred stock                     (2,904)            (145)       2,904,000          29,040

Shares issued for services at
 $0.75 per share                                      --               --           16,000             160

Shares issued in lieu of loan fees
 at $1.00 per share                                   --               --           30,000             300

Shares issued for services at
 $1.06 per share                                      --               --           16,420             164

Shares issued for financing costs
 at $0.94 per share                                   --               --           63,566             636

Shares issued for cash at
 $1.00 per share                                      --               --           75,000             750

Dividends declared                                    --               --               --              --

Net loss for the year ended
 June 30, 2001                                        --               --               --              --
                                           -------------    -------------    -------------   -------------

Balance, June 30, 2001                                82    $           4       12,042,276   $     120,423
                                           =============    =============    =============   =============




                                              Additional                                         Other
                                               Paid-in       Subscription     Accumulated     Comprehensive
                                               Capital        Receivable        Deficit           Income
                                            -------------    -------------   -------------    -------------

Balance, June 30, 2000                      $  19,068,338    $          --   $ (14,242,899)   $          --

Shares issued in lieu of dividends
 at $1.00 per share                               147,807               --              --               --

Shares issued for financing costs
 at $2.02 per share                                44,777               --              --               --

Conversion of preferred stock                     (28,895)              --              --               --

Shares issued for services at
 $0.75 per share                                   11,840               --              --               --

Shares issued in lieu of loan fees
 at $1.00 per share                                29,700               --              --               --

Shares issued for services at
 $1.06 per share                                   17,241               --              --               --

Shares issued for financing costs
 at $0.94 per share                                59,364               --              --               --

Shares issued for cash at
 $1.00 per share                                   74,250               --              --               --

Dividends declared                                     --               --         (80,950)              --

Net loss for the year ended
 June 30, 2001                                         --               --      (2,424,134)              --
                                            -------------    -------------   -------------    -------------

Balance, June 30, 2001                      $  19,424,422    $          --   $ (16,747,983)   $          --
                                            =============    =============   =============    =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AMERALIA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                                                 From the
                                                                                                                Beginning
                                                                                                             of Development
                                                                                                                 Stage on
                                                                  For the Years Ended June 30,               July 1, 1992 to
                                                         ------------------------------------------------        June 30,
                                                             2001              2000              1999              2001
                                                         ------------      ------------      ------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                               $ (2,424,134)     $ (2,234,288)     $ (1,901,601)     $(11,125,819)
  Adjustments to reconcile net loss to net cash
   (used) by operating activities:
     Bad debt                                                      --                --                --           624,798
     Stock issued for services rendered                        29,405                --                --            94,405
     Depreciation and amortization                             10,883            11,225             9,056           101,656
     Exchange (gain)                                               --                --               (14)         (168,556)
     (Gain) on settlement of debt                                  --           (53,800)               --           (53,800)
  Change in Operating Assets and Liabilities:
    Decrease in prepayments                                        --                --                --            18,000
    Decrease in notes receivable                                   --                --                --         1,300,497
    (Increase) decrease in restricted cash                    (42,863)          991,305          (991,305)          (42,863)
    (Increase) in accounts and interest
      receivable                                               (1,166)           (1,546)           (1,167)           (3,214)
    (Increase) decrease in related party receivables            2,351           (14,063)          (25,334)          (54,720)
    (Increase) in prepaid expenses                           (218,515)              (70)          (30,082)         (248,667)
    (Increase) decrease in deposits and bonds                (115,000)           25,256           (25,906)         (115,650)
    (Increase) decrease in other assets                      (256,365)         (222,020)         (110,000)         (588,385)
    Increase (decrease) in due to related parties              56,186           122,429           (35,354)          106,646
    Increase (decrease) in accounts payable and
      royalties payable                                      (282,604)          624,595           146,173           790,571
    Increase in accrued expenses                                5,177             3,643            19,836            28,656
    Increase in guarantee fees payable                        895,000           520,000                --         1,415,000
    Increase (decrease) in interest payable                   (37,645)          109,525               860           (45,896)
    Increase (decrease) in contingent liabilities                  --          (303,800)          303,800                --
                                                         ------------      ------------      ------------      ------------

          Net Cash (Used) in Operating Activities          (2,379,290)         (421,609)       (2,641,038)       (7,967,341)
                                                         ------------      ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Lease acquisition, exploration and development
    expenditures                                             (745,165)         (541,980)         (255,000)       (3,465,035)
  Plant construction in progress                             (985,466)       (5,744,642)       (1,250,000)       (7,980,108)
  Liquidation of RIT investment                                    --                --           418,346           418,346
  Purchase of property and equipment                          (15,071)          (11,547)          (26,261)         (118,147)
  Cash paid on note receivable related                             --                --           (25,000)          (25,000)
  Cash received from notes receivable                           5,000             5,000                --          (134,853)
                                                         ------------      ------------      ------------      ------------

          Net Cash (Used) in Investing Activities        $ (1,740,702)     $ (6,293,169)     $ (1,137,915)     $(11,304,797)
                                                         ------------      ------------      ------------      ------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AMERALIA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)

                                                                                                            From the
                                                                                                           Beginning
                                                                                                        of Development
                                                                                                            Stage on
                                                               For the Years Ended June 30,             July 1, 1992 to
                                                   -------------------------------------------------        June 30,
                                                       2001              2000              1999              2001
                                                   -------------     -------------     -------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Cash received from issuance of stock             $      75,000     $     875,000     $   3,574,000     $   9,241,596
  Increase (decrease) in bank overdraft                  (38,356)           32,654             1,116                --
  Cash received from notes                             4,221,583         5,500,000           198,217        10,478,805
  Payments on note payable                                    --                --          (389,475)         (612,658)
  Additional capital contributed                              --                --                --           307,372
                                                   -------------     -------------     -------------     -------------

      Net Cash Provided by Financing Activities        4,258,227         6,407,654         3,383,858        19,415,115
                                                   -------------     -------------     -------------     -------------

NET INCREASE (DECREASE) IN CASH                          138,235          (307,124)         (395,095)          142,977

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                         4,980           312,104           707,199               238
                                                   -------------     -------------     -------------     -------------

CASH AND CASH EQUIVALENTS AT
 END OF YEAR                                       $     143,215     $       4,980     $     312,104     $     143,215
                                                   =============     =============     =============     =============

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION

  Income taxes                                     $          --     $          --     $          --     $          --
  Interest                                         $     223,832     $     248,010     $      17,659     $     751,215


NON-CASH FINANCING ACTIVITIES

  Common stock issued for payment of
   obligations                                     $      30,000     $      60,000     $     215,750     $     698,781
  Common stock issued for services rendered        $      29,405     $          --     $          --     $      94,405
  Common stock issued for financing costs          $     105,000     $          --     $          --     $     105,000
  Payment of preferred stock dividends through
   the issuance of additional common and
   preferred stock                                 $     149,300     $     298,600     $     209,215     $   1,592,713
  Common stock issued as prepaid construction
   costs                                           $          --     $   1,300,000     $          --     $   1,300,000




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AMERALIA, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                          (A Development Stage Company)
                             June 30, 2001 and 2000


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

         During October 2000, AmerAlia formed a wholly-owned subsidiary, Natural Soda, Inc. (NSI), to hold AmerAlia's soda assets and conduct its soda business. The consolidated financial statements present the consolidated financial statements of Ameralia, Inc. and its subsidiary, Natural Soda, Inc. Collectively they are referred to herein as the "Company".

         b. Accounting Method

         The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a June 30, year-end.

         c. Cash and Restricted Cash

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         The Company had $42,863 in restricted cash at June 30, 2001 held in a certificate of deposit with a bank to cover costs associated with the water monitoring wells and the restoration of the land.

                          AMERALIA, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                          (A Development Stage Company)
                             June 30, 2001 and 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

         d. Fixed Assets

         Fixed assets are stated at cost, less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years. Expenditures for property additions and betterments are capitalized at cost. Maintenance and repairs are charged to expense when incurred.

         e. Income Taxes

         At June 30, 2001, the Company had net operating loss carryforwards of approximately $11,000,000 that may be offset against future taxable income from the year 2000 through 2021. No tax benefit has been reported in the June 30, 2001 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

         The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                               For the Years Ended
                                                                     June 30,
                                                 ----------------------------------------------
                                                     2001             2000             1999
                                                 ------------     ------------     ------------

         Income tax benefit at statutory rate    $    921,000     $    849,000     $    722,600
         Change in valuation allowance               (921,000)        (849,000)        (722,600)
                                                 ------------     ------------     ------------

                                                 $         --     $         --     $         --
                                                 ============     ============     ============

         Deferred tax assets are comprised of the following:

                                                           June 30,
                                                 ---------------------------
                                                    2001             2000
                                                 -----------     -----------

         Income tax benefit at statutory rate    $ 4,189,000     $ 3,268,000
         Valuation allowance                      (4,189,000)     (3,268,000)
                                                 -----------     -----------

                                                 $        --     $        --
                                                 ===========     ===========

         Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

                          AMERALIA, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                          (A Development Stage Company)
                             June 30, 2001 and 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

         f. Use of Estimates

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         g. Basic Net Loss Per Share

         The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

                                               For the Years Ended
                                                    June 30,
                                 ----------------------------------------------
                                     2001             2000             1999
                                 ------------     ------------     ------------

         Loss (numerator)        $ (2,424,134)    $ (2,234,288)    $ (1,901,601)
         Shares (denominator)      10,892,214        8,269,928        6,229,634
         Per share amount        $      (0.22)    $      (0.27)    $      (0.31)

         The Company's outstanding stock purchase warrants and options have been excluded from the basic net loss per share calculation as they are anti-dilutive.

         h. Concentrations of Risk

         The Company maintains several accounts with financial institutions. The accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's balances occasionally exceed that amount. The Company also maintains a cash account with a brokerage firm. This account is not insured by the Federal Deposit Insurance Corporation.

         Credit losses, if any, have been provided for in the consolidated financial statements and are based on management's expectations. The Company's accounts receivable are subject to potential concentrations of credit risk. The Company does not believe that it is subject to any unusual risks, or significant risks in the normal course of its business.

                          AMERALIA, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                          (A Development Stage Company)
                             June 30, 2001 and 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

         i. Deferred Financing Costs and Loan Guarantee Fees

         The Company has incurred costs of $368,707 and $144,497 as of June 30, 2001 and 2000, respectively, as loan guarantee fees. These costs are being amortized over the remaining term of the loan. In addition, the Company has incurred costs of $414,678 and $247,523 as of June 30, 2001 and 2000, respectively, in connection with establishing a long-term financing package for approximately $32,000,000 for the construction of a plant for the recovery and production of the sodium bicarbonate. This amount will be amortized over the life of the long-term financing agreement once established.

         j. Change in Accounting Principles

         The Company has adopted the provisions of FASB Statement No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133.)" Because the Company had adopted the provisions of FASB Statement No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

         The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

         The Company has adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principle had no material effect on the Company's consolidated financial statements.

                          AMERALIA, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                          (A Development Stage Company)
                             June 30, 2001 and 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

         k. Pronouncements Issued Not Yet Adopted

         In July, 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the Company's accounting for its intangible assets.

         Statement 141:

         o Eliminates the pooling method for accounting for business combinations.

         o Requires that intangible assets that meet certain criteria be reported separately from goodwill.

         o Requires negative goodwill arising from a business combination to be recorded as an extraordinary gain.

         Statement 142:

         o Eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life.

         o Requires, at a minimum, annual impairment tests for goodwill an other intangible assets that are determined to have an indefinite life.

         Upon adoption of these Statements, the Company is required to:

         o Re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangibles assets do not meet the criteria for recognition, they should be reclassified to goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill.

         o Reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly.

         o        Write-off any remaining negative goodwill.

         The Company has not yet completed its full assessment of the effects of these new pronouncements on its financial statements and so is uncertain as to the impact. The standards generally are required to be implemented by the Company in its 2002 consolidated financial statements.

                          AMERALIA, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                          (A Development Stage Company)
                             June 30, 2001 and 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

         l. Principles of Consolidation

         The consolidated financial statements include those of AmerAlia, Inc. and its wholly-owned subsidiary, Natural Soda, Inc.

         All material intercompany accounts and transactions have been eliminated.

         m. Equity Securities

         Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of issuance.

         n. Stock Options

         The Company applies Accounting Principles Board ("APB") 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock option plans. Under APB 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

         FASB Statement 123, "Accounting for Stock-Based Compensation" (SFAS No. 123"), requires the Company to provide proforma information regarding net income (loss) and net income (loss) per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes options pricing model using the following assumptions. The U.S. Treasury rate for the period equal to the expected life of the options was used as the risk-free interest rate. The expected life of the options is one to five years. The volatility used was 1.312% based upon the historical price per share of shares sold. There are no expected dividends.

         Under the accounting provisions of SFAS No. 123, the Company's net loss for the years ended June 30, 2001, 2000 and 1999 would have changed from the reported net loss as follows:

                                    2001              2000               1999
                                -------------     -------------     -------------

         Net loss:
             As reported        $  (2,424,134)    $  (2,234,288)    $  (1,901,601)
             Pro forma             (2,444,936)       (2,234,288)       (1,901,601)

         Net loss per share:
             As reported        $       (0.22)    $       (0.27)    $       (0.31)
             Pro forma                  (0.22)            (0.27)            (0.31)

                          AMERALIA, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                          (A Development Stage Company)
                             June 30, 2001 and 2000

NOTE 2 - RELATED PARTY RECEIVABLES

         The Company occasionally issues advances to related parties who have supported the Company over the years. The balance due from related parties at June 30, 2001 and 2000 totals $54,720 and $57,071, respectively. These advances are non-interest bearing and are due on demand.

         The Company also loaned an officer of the Company $25,000 during the year ended June 30, 1999 as part of his employment agreement. Interest is payable on the loan at 7.0% per annum, payable quarterly. Accrued interest receivable at June 30, 2001 and 2000 was $3,879 and $2,713, respectively. As part of the agreement, the Company will cancel $5,000 of the principal amount each year on the anniversary date of the employment agreement until paid in full. In the event of termination for any reason, the entire unpaid principal is due within 30 days of the termination date. The principal balance outstanding at June 30, 2001 and 2000 was $15,000 and $20,000, respectively.

NOTE 3 - LEASE ACQUISITION, EXPLORATION AND DEVELOPMENT COSTS

         In December 1992, the Company acquired from an unrelated party ("Kinder"), BLM Sodium Lease C-0119985 known as the Rock School Lease, including 1,320 acres, in Rio Blanco County, Colorado, USA. The Company acquired the Rock School Lease for consideration comprising (i) a cash payment of $600,000; (ii) the issuance of 50,000 shares of common stock; and (iii) commencing July 1, 1994, the reservation of a production royalty of $2 per ton which was amended January 1, 1996 to $1.50 per ton for all production, due and payable on the last day of the month following the month of production provided that a minimum annual royalty of $100,000 (which was changed to $75,000 on January 1, 1996) be paid monthly in arrears. A further condition of the lease acquisition agreement with Kinder is that all minimum royalty payments will be credited against any future liability which exceeds the minimum royalty (see Note 9). Kinder assigned all of its rights, title and interest in the federal lease to the Company. Kinder also agreed to provide all documentation, files and records in its possession pertaining to the exploration of and development plans for the Rock School Lease; warranted that it had not assigned to any third party or dealt in any way with its interest in the Rock School Lease and granted the Company an option to acquire its royalty interest. The assignment of the interest in the Rock School Lease from Kinder was approved by the BLM on January 1, 1996.

         The Rock School Lease was renewed July 1, 2001 for a period of ten years and is renewable under terms and conditions prescribed by the Secretary of the Interior. The lease is currently undeveloped, although the adjoining lease has been brought into production. The Company has the permits to construct the mining facilities. The Company is required to provide an approximate $1,400,000 reclamation bond on the site prior to full commencement.

                          AMERALIA, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                          (A Development Stage Company)
                             June 30, 2001 and 2000

NOTE 3 - LEASE ACQUISITION, EXPLORATION AND DEVELOPMENT COSTS (Continued)

         The Company has entered into a construction agreement dated May 14, 1999 with a Delaware corporation doing business as U.S. Filter Corporation and HPD Products (US Filter) to design, manage and construct a sodium bicarbonate solution mining and production plant on the Rock School Lease for an amount not to exceed $33,200,000. As of June 30, 2001 and 2000, the Company had advanced a total of $6,902,803 and $6,384,397, respectively, to U.S. Filter for the construction of the plant. Field construction will begin once long-term financing is available. The Company has also capitalized certain costs related to the construction of the plant totaling $1,154,305 and $610,245 for the years ended June 30, 2001 and 2000, respectively, bringing the total capitalized costs at June 30, 2001 and 2000 to $8,057,108 and $6,994,642, respectively.

         In addition, during the year ended June 30, 2000, the Company issued 433,333 shares of its outstanding common stock valued at $3.00 per share as prepaid construction costs related to the plant construction, for a total value of $1,300,000. These costs are reclassified as plant construction costs as the services are performed. During the year ended June 30, 2001, $77,000 of the costs were reclassified as plant construction costs for services performed on the development of the plant during the year. Since the prepaid amount was the result of a stock issuance, the amount is being shown in the equity section of the accompanying balance sheet at June 30, 2001 and 2000.

         Subject to the Company obtaining satisfactory long-term financing, US Filter will complete the design and construction of the mine and processing plant for the Company, guarantee the plant's performance and advance the costs of construction to Company.

         While the Company has executed a non-binding statement of terms with a major, international financial institution to provide credit support for a $32 million loan facility which would be used to repay US Filter, the proposed financing was subject to the Company meeting certain conditions by June 30, 2001. In order for the proposed financing to become binding, these and other requirements would need to be met before the issue of a commitment letter.

         If the Company is unable to obtain the long-term financing, U.S. Filter has the right to cease any further work on the project and recover damages from the Company. As a result of an amendment to the agreement with U.S. Filter, U.S. Filter holds a security interest in the Company's Rock School Lease.

         The Company is one of three companies holding federal leases which cover a unique, major natural resource of nahcolite (naturally occurring sodium bicarbonate). The Company has performed surface geological investigation of the 1,320 acre lease and has reviewed data assembled by other investigators in the Piceance Creek Basin, including a 1974 report published by the United States Geological Survey entitled "Stratigraphy and Nahcolite Resources of the Saline Facies of the Green River Formation, Rio Blanco County, Colorado." (John R. Dyni, USGS Report 74-56). This report analyzed the results of a detailed study of ten core holes from the saline zone, including a core hole known as Dunn 20-1 which is approximately 800 feet to the east of the Company's proposed initial mine site on the Rock School lease.

                          AMERALIA, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                          (A Development Stage Company)
                             June 30, 2001 and 2000

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

         The Company has capitalized costs associated with the acquisition of the lease site and certain other costs associated with the development of the resource. The Company has installed five water monitoring wells and have collected base line data required by the Division of Minerals and Geology. The last data was collected in February 2001, completing the regulatory requirements necessary to begin solution mining activities. Total costs capitalized as of June 30, 2001 and 2000 were $4,310,432 and $3,565,267, respectively. All other costs incurred in developing the resource are expensed as period costs.

NOTE 4 - FIXED ASSETS

         Fixed assets at June 30, 2001 and 2000 are as follows:

                                                     June 30,
                                          -----------------------------
                                              2001             2000
                                          ------------     ------------

         Vehicle                          $         --     $     31,960
         Equipment                              52,838           61,916
         Less accumulated depreciation         (24,126)         (69,352)
                                          ------------     ------------

                                          $     28,712     $     24,524
                                          ============     ============

         Depreciation expense for the years ended June 30, 2001, 2000 and 1999 was $10,883, $11,225 and $9,056, respectively.

NOTE 5 - DUE TO RELATED PARTIES

         The Company owed $187,948 and $131,762 to affiliates of the Company at June 30, 2001 and 2000, respectively. This liability is comprised of advances to the Company, accrued compensation and unpaid directors fees.

                          AMERALIA, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                          (A Development Stage Company)
                             June 30, 2001 and 2000


NOTE 6 - NOTES PAYABLE

                                                                                      June 30,
                                                                              ------------------------
                                                                                 2001          2000
                                                                              ----------    ----------
         Notes payable consist of the following amounts:

         Note payable to investor; unsecured, due on demand;
          at 10% interest                                                     $    4,000    $    4,000

         Note payable to an individual; unsecured, due on July 1, 2001;
          interest at the prime rate (8.50% at June 30, 2001)                    300,000       300,000

         Note payable to a financial institution, principal and interest due June 19, 2002, interest at prime plus 1% (floating), secured
          by related party guarantee agreements                                  500,000            --

         Note payable to financial institution; principal and interest due
          December 1, 2001; interest at 6.75% at June 30, 2001; secured by
          a related party guarantee agreement                                  8,921,583     5,200,000
                                                                              ----------    ----------

              Total Notes Payable                                             $9,725,583    $5,504,000
                                                                              ==========    ==========

NOTE 7 - OFFICER COMPENSATION

         The Company paid $150,000 and $150,000 to Gunn Development Pty. Ltd. and has paid or accrued $133,000 and $55,000 to Ahciejay Pty. for management fees during the years ended June 30, 2001 and 2000, respectively. These companies are affiliates of Mr. Bill H. Gunn, Chairman and President of AmerAlia, and Mr. Robert van Mourik, Executive Vice President, Chief Financial Officer, Secretary & Treasurer. On June 1, 1998, the Company appointed Mr. John Woolard as an Executive Vice President. Previously, Mr. Woolard had been employed as a consultant under a consulting agreement. The Company paid $150,000 and $150,000 in total compensation to Mr. Woolard during the years ended June 30, 2001 and 2000, respectively. Additional fees totaling $382 and $25,972 have been paid to Jacinth Pty. Ltd., an affiliate of Robert Cameron, a director of the Company for the years ended June 30, 2001 and 2000, respectively. In addition, directors earned fees of $14,000 each. The liabilities to related parties include these fees (See Note 5).

         In June 1996, the Company agreed to grant 70,000 Stock Appreciation Rights ("SAR's") to Mr. Bill Gunn. At any time after the share price has sustained an average bid price of more than $3.50 for a six month period before June 28, 2006, a holder of SAR's may require the Company to exchange its SAR's, in whole or in part at the holder's option, for an issuance of restricted common stock at $1.50 per share on a one-for-one basis. If a holder of a SAR ceases to be a director or employee of the Company prior to the conversion of all its SAR's, then the remaining SAR's are canceled.

                          AMERALIA, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                          (A Development Stage Company)
                             June 30, 2001 and 2000

NOTE 8 - OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS

         During the year ended June 30, 2001, the Board of Directors of the Company approved the 2001 Stock Option Plan, under which employees, consultants, officers and directors may be granted stock options. The total number of shares of common stock as to which options may be granted under the plan is 1,000,000. The Company has not granted any options under this plan.

         The Board of Directors also approved the 2001 Directors' Incentive Plan whereby each director (who is not an employee or officer) is granted an option to purchase 75,000 shares at a current market price when a person joins the Board of Directors. In addition, options to purchase 37,500 shares are granted to each such director sitting at July 1 of each year. The exercise price for these options is the average market price during the month of June preceding each grant date, and the options have a three-year term. All options under this plan are exercisable six months after the date of grant.

         A summary of the status of the Company's stock options and warrants as of June 30, 2001 and changes during the year ended June 30, 2001 are presented below:

                                                          Weighted         Weighted
                                          Options,         Average          Average
                                          Warrants        Exercise        Grant Date
                                         and SAR's         Price          Fair Value
                                       ------------     ------------    ------------

         Outstanding, June 30, 2000       1,307,000     $       2.98    $       0.00
             Granted                        720,000             1.10            0.06
             Expired/Canceled              (542,000)            5.08            0.00
             Exercised                           --               --              --
                                       ------------     ------------    ------------

         Outstanding, June 30, 2001       1,485,000     $       1.31    $       0.03
                                       ============     ============    ============

         Exercisable, June 30, 2001       1,485,000     $       1.31    $       0.03
                                       ============     ============    ============

         The following summarizes the exercise price per share and expiration date of the Company's outstanding options and warrants to purchase preferred and common stock at June 30, 2001:

                  Expiration Date                    Price                Number
                --------------------------         ---------            ---------

                March 31, 2002                        $1.09               100,000
                March 31, 2003                        $1.50               150,000
                December 31, 2003                     $1.50                60,000     (See Note 9)
                April 30, 2005                        $1.09               550,000
                April 30, 2006                        $1.09                12,500
                April 30, 2007                        $1.09                12,500
                April 30, 2008                        $1.09                25,000
                June 28, 2006                         $1.50               505,000
                June 28, 2006 (SAR's)                 $1.50                70,000     (See Note 7)
                                                                        ---------
                                                                        1,485,000
                                                                        =========

                          AMERALIA, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                          (A Development Stage Company)
                             June 30, 2001 and 2000


NOTE 8 - OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS (Continued)

         During the year ended June 30, 2001, 720,000 options were granted pursuant to the 2001 Directors' Incentive Plan, no options were exercised and 542,000 expired.

         During the year ended June 30, 2000, no options or warrants were exercised or expired.

         During the year ended June 30, 1999, 363,333 options and warrants expired and options for 1,253,000 common shares were exercised.

NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES

         The Company is a party to certain claims and lawsuits arising from its business activities.

         In 1993, the Company entered into an engineering contract with Raytheon Engineering (Raytheon) for the design and construction of a processing plant for the Rock School Lease. The Company rescinded the contract claiming that Raytheon was late in providing engineering plans and testing and that their work was substandard. Raytheon had an outstanding invoice due them for approximately $303,800. During the year ended June 30, 2000, the amount was settled for $250,000 and the claim was dropped, resulting in a gain on settlement of debt of $53,800 for the year ended June 30, 2000.

         Marvin Hudson, a former officer and employee of the Company has alleged that the Company breached an employment agreement. The Company claims that the agreement was fraudulent and void and intends on vigorously contesting the claim. The litigation is scheduled for trial in April 2002 and the Company believes it has a valid defense and intends to defend its case vigorously. The outcome or potential loss cannot currently be reasonably determined.

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

         2. Starting January 1, 1996, the establishment of a consulting arrangement between Kinder and the Company providing for an annual consulting fee of $25,000 payable monthly in arrears.

                  Minimum amounts due are as follows:

                        2002                  $         100,000
                        2003                            100,000
                                              -----------------

                             Total            $         200,000
                                              =================

                          AMERALIA, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                          (A Development Stage Company)
                             June 30, 2001 and 2000

NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

         These payments will continue while the Company holds the Rock School Lease. Royalties payable as of June 30, 2001 and 2000 were $429,167 and $354,167, respectively.

         As discussed in Note 3, the payment of the minimum annual royalties accrues credits which the Company can offset against future royalty liabilities if they exceed the minimum annual royalty due. The total of these credits at June 30, 2001 was $562,500.

         In April 1999 (effective November 1998), the Company entered into an employment contract with its Vice-President of Operations for a period of five years. Pursuant to the employment agreement, the officer will receive a salary of $100,000 per annum, plus bonuses and salary increases. The Company also granted the officer options to acquire 100,000 shares of common stock at an exercise price of $1.50 per share, through December 31, 2003. 20,000 of those options vested upon signing the agreement and the remaining options vest annually through November 2002.

NOTE 10 - RECOVERABILITY OF LEASE ACQUISITION AND EXPLORATION COSTS

         The recoverability of this investment is dependent upon the Company developing mining operations on the lease so that the profitability of mining operations, or prospective mining operations, is sufficient to enable the Company to be able to sell its investment and recover the lease acquisition and exploration costs, as well as any subsequent capitalized expenditures.

NOTE 11 - ACCRUED EXPENSES

         Accrued expenses consist of the following at June 30, 2001 and 2000, respectively:

                                                            2001                  2000
                                                      -----------------     -----------------

         Accrued dividends                            $           6,304     $          74,650
         Payroll taxes                                           22,385                12,495
         Other                                                       --                 4,717
                                                      -----------------     -----------------

             Total                                    $          28,689     $          91,862
                                                      =================     =================

         The Company entered into an agreement with the Mars Trust on September 13, 1999 for the purpose of establishing a loan with Bank of America, N.A. (Note 6). The Company subsequently borrowed $4.2 million from Bank of America for one year. The Mars Trust facilitated the loan by guaranteeing its repayment in a manner satisfactory to the bank. To compensate the Trust, the Company agreed to pay an amount equal to 10% per year of the amount guaranteed, payable in shares of the Company's restricted common stock valued according to a formula based on future market prices of the Company's common stock. On January 20, 2000, the Mars Trust facilitated a further loan for $1 million and again, in July 2000, for $2.126 million. Additional guaranty agreements provided for the same level of fees. In September 2000, the Company and the Mars Trust amended the guaranty agreements to aggregate the three guaranties into a single guaranty for a total loan of $7.326 million.

                          AMERALIA, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                          (A Development Stage Company)
                             June 30, 2001 and 2000


NOTE 11 - ACCRUED EXPENSES (Continued)

         On December 1, 2000, the Company renegotiated the Mars Trust Guaranty in order to borrow a further $1.6 million from the Bank of America and to extend the maturity date for the combined loans to December 1, 2001. The total guaranty fee has now increased to $1,350,000 and will be met through the issue of a number of shares to be determined by future events. The fee is not payable until after the Company announces its permanent financing or a strategic alliance for the development of the Rock School Project. The Company agreed that if, during the term of the Guaranty, it appeared that arrangements for the development of the Rock School Project are not reasonably forthcoming, the Board will determine whether other actions may be in the best interest of the Company's shareholders. The Company granted the Trust security over the Company's entire interest in Natural Soda, Inc., a wholly-owned subsidiary formed to acquire the Company's entire interest in the Rock School Project and the Rock School Lease, as collateral for the repayment of the entire loan and the Trust's liability under this Guaranty.

         The Company also entered into a Guarantee Agreement on June 6, 2001 with two individuals to guarantee the repayment of the $500,000 note payable with Harris Bank (Note 6) in the event of default. The Company has agreed to pay the individuals a guarantee fee equal to 13% of the loan proceeds ($65,000), payable in restricted shares of common stock with the number of shares determined by future market prices but not to exceed $2.50 per share.

NOTE 12 - PREFERRED STOCK

         There are 82 shares of Series E preferred stock outstanding at June 30, 2001 which carry a 10% dividend payable quarterly when declared by the directors of the Company. Each share of the preferred stock was convertible into 1,000 shares of common stock until October 31, 2000. After October 31, 2000, the 82 shares are no longer convertible into common stock and have no voting rights.

NOTE 13 - GOING CONCERN

         The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to generate revenue through the manufacture and sales of its sodium bicarbonate products. However, the Company cannot begin mining the product until long-term financing for the construction of the plant is obtained and the plant completed.

                          AMERALIA, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                          (A Development Stage Company)
                             June 30, 2001 and 2000


NOTE 14 - SUBSEQUENT EVENTS

         In July 2001, the Company raised $75,000 through the issue of 75,000 shares to an accredited investor. During 2001, the Company entered into negotiations to acquire White River Nahcolite Minerals LLC ("WRNM"), the company that owns and operates the BLM leases adjoining the Rock School Lease. During July 2001, after consulting the prospective financier of the Rock School Lease development, the Company submitted a definitive offer for the purchase and has since been engaged in discussions with senior management of IMC Global, Inc., the company that owns WRNM. However, the Company has not (and may not) concluded an agreement for its purchase nor secured a definitive commitment for finance from its lender. Therefore, the Company cannot offer any assurance that it will be able to complete this transaction. If the Company can acquire WRNM, it proposes to refurbish the WRNM facilities and then expand production capability by utilizing the equipment and engineering already undertaken on the Rock School Lease project.

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER     DESCRIPTION
------     -----------

3.1(b)     Restated Articles of Incorporation

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

10.8(f) First Amendment to Special Warranty Assignment, Royalty Reservation, and Minimum Royalty Payment between AmerAlia and E.E. Kinder Co.

10.9(f)    Consulting Agreement between AmerAlia and E.E. Kinder Co.

10.10(f)   U.S. Government Sodium Lease

10.11(g)   Design/Build Contract with U.S. Filter Corp.

10.12(b)   Amended and Restated Guaranty Agreement with the Jacqueline Badger
           Mars Trust

10.13(i)   Second Amended and Restated Guaranty Agreement with the Jacqueline
           Badger Mars Trust

10.14(c)   AmerAlia, Inc. 2001 Directors' Incentive Plan

10.15(c)   AmerAlia, Inc. 2001 Stock Option Plan

21.1 Subsidiaries of the Registrant: Natural Soda, Inc., a Colorado corporation.

(a)      Incorporated by reference from AmerAlia's Form 10 General Registration
         Statement filed with the Commission on March 5, 1987.

(b) Incorporated by reference from AmerAlia's annual report on Form 10-K for the year ended June 30, 2000.

(c)      Filed herewith.

(d)      Not included.

(e)      Incorporated by reference from AmerAlia's Form 10-K for its year ended
         June 30, 1993.

(f)      Incorporated by reference from AmerAlia's Form 10-K for its year ended
         June 30, 1995.

(g)      Incorporated by reference from AmerAlia's Form 10-K for its year ended
         June 30, 1999.