Form 10-Q
period 2001-09-30
AMERALIA INC
filed 2001-11-19
CIK 811419

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from _______________ to _______________


                          Commission File No. 0-15474


                                 AMERALIA, INC.
               ---------------------------------------------------
               (Exact name of Company as specified in its charter)

                               A Utah Corporation
                  I.R.S. Employer Identification No. 87-0403973


                     818 TAUGHENBAUGH BLVD., RIFLE, CO 81650
                  --------------------------------------------
                    (Address of Principal Executive Offices)

                                 (970) 625 9134
                       ----------------------------------
                (Company's telephone number, including area code)



Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

The number of shares outstanding of the Company's $.01 par value common stock as of November 1, 2001 was 12,117,276. Shares of preference stock, $0.05 par value, outstanding as of November 1, 2001 was 82.

                                 AMERALIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                               INDEX TO FORM 10-Q



                                                                                                   Page
                                                                                                   ----
PART I:           FINANCIAL INFORMATION


Item 1:           Financial Statements

                  Balance Sheets - September 30, 2001
                  and June 30, 2001                                                                 1

                  Statements of Operations for the Quarters
                  ending September 30, 2001 & 2000 and from
                  the Beginning of Development Stage on
                  July 1, 1992 to September 30, 2001                                                3

                  Statements of Cash Flows for the Quarters
                  ending September 30, 2001 & 2000 and from
                  the Beginning of Development Stage on
                  July 1, 1992 to September 30, 2001                                                4

                  Note to Consolidated Financial Statements                                         6

Item 2:           Management's Discussion and Analysis of
                  Financial Condition and Results
                  of Operations.                                                                    7

PART II:          OTHER INFORMATION

Item 2:           Changes in Securities                                                             9

SIGNATURE                                                                                           9

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS


                                                                                                  Sept 30          June 30
                                                                                                   2001             2001
                                                                                               ------------     ------------
                                                                                               (unaudited)
CURRENT ASSETS

    Cash                                                                                       $      4,987     $    143,215
    Restricted cash                                                                                  42,863           42,863
    Related party receivables                                                                        54,720           54,720
    Prepaid expenses                                                                                235,000          248,667
                                                                                               ------------     ------------

    Total Current Assets                                                                            337,570          489,465
                                                                                               ------------     ------------


FIXED ASSETS                                                                                         24,947           28,712
                                                                                               ------------     ------------


OTHER ASSETS

    Lease acquisition, exploration and development costs                                          4,442,931        4,310,432
    Plant construction in progress                                                                8,106,093        8,057,108
    Deferred financing costs                                                                        425,235          414,678
    Loan guarantee fees, net                                                                        169,057          368,707
    Note receivable - related party                                                                  15,000           15,000
    Interest receivable                                                                               4,142            3,879
    Deposits and bonds                                                                              119,914          115,650
                                                                                               ------------     ------------

    Total Other Assets                                                                           13,282,372       13,285,454
                                                                                               ------------     ------------


TOTAL ASSETS                                                                                   $ 13,644,889     $ 13,803,631
                                                                                               ------------     ------------




                              (Continued over page)

                                  AMERALIA INC
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS




                                                                 Sept 30           June 30
                                                                   2001              2001
                                                               ------------      ------------
                                                               (unaudited)
CURRENT LIABILITIES

    Accounts payable                                           $    528,097      $    370,208
    Royalties payable                                               447,917           429,167
    Guarantee fees payable                                        1,415,000         1,415,000
    Accrued expenses                                                 31,215            28,689
    Due to related parties                                          267,818           187,948
    Notes payable                                                 9,725,583         9,725,583
    Interest payable                                                124,782            73,170
                                                               ------------      ------------

    Total Current Liabilities                                    12,540,412        12,229,765
                                                               ------------      ------------


STOCKHOLDERS' EQUITY

    Preferred stock, $.05 par value; 1,000,000 authorized;
    82 and 82 issued and outstanding; respectively                        4                 4
    Common stock, $.01 par value; 100,000,000 shares
    authorized; 12,117,276 and 12,042,276 issued and
    outstanding respectively                                        121,173           120,423
    Additional paid in capital                                   19,494,922        19,424,422
    Prepaid construction costs                                   (1,223,000)       (1,223,000)
    Accumulated deficit                                         (17,288,622)      (16,747,983)
                                                               ------------      ------------

    Total Stockholders' Equity                                    1,104,477         1,573,866
                                                               ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 13,644,889      $ 13,803,631
                                                               ------------      ------------

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                                                             From the
                                                                                           Beginning of
                                                                                         Development Stage
                                                                                            on July 1,
                                                  Quarter ending      Quarter ending     1992 to Sept 30,
                                                  Sept 30, 2001       Sept 30, 2000            2001
                                                  --------------      --------------     ----------------

REVENUES                                          $           --      $           --      $           --

EXPENSES

    General & administrative                             281,412             439,223           9,410,848
    Depreciation & amortisation                            3,765               3,500              95,843
                                                  --------------      --------------      --------------

    Total Expenses                                       285,177             442,723           9,506,691
                                                  --------------      --------------      --------------

LOSS FROM OPERATIONS                                    (285,177)           (442,723)         (9,506,691)

OTHER INCOME (EXPENSE)

    Other income                                              --                  --                  29
    Investment income                                         --                  --              89,760
    Other financing costs                               (199,650)           (144,398)         (1,335,943)
    Gain on settlement of debt                                --                  --              53,800
    Interest income                                          656               4,823             333,397
    Interest expense                                     (54,260)            (29,175)         (1,235,030)
    Foreign currency gain (loss)
                                                              --                  --             (63,572)
                                                  --------------      --------------      --------------

    Total Other Income (Expense)                        (253,254)           (168,750)         (2,157,559)
                                                  --------------      --------------      --------------

NET LOSS BEFORE INCOME TAX EXPENSE                      (538,431)           (611,473)        (11,664,250)
                                                  --------------      --------------      --------------

    Income tax expense                                        --                  --                  --

NET LOSS                                          $     (538,431)     $     (611,473)     $  (11,664,250)
                                                  --------------      --------------      --------------

BASIC NET LOSS PER SHARE
                                                  $       (0.045)     $       (0.070)


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING         12,079,776           8,765,699

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)




                                                                                                From the
                                                                                             Beginning of
                                                                                              Development
                                                                                            Stage on July 1,
                                                    Quarter ending      Quarter ending      1992 to Sept 30,
                                                    Sept 30, 2001       Sept 30, 2000           2001
                                                    --------------      --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                          $     (538,431)     $     (611,473)     $  (11,664,250)
  Adjustments to reconcile net loss to net cash
        (Used) in operating activities:
        Bad debt                                                --                  --             624,798
        Stock issued for services rendered                      --                  --              94,405
        Depreciation                                         3,765               3,500             105,421
        Exchange (gain)                                         --                  --            (168,556)
        (Gain) on settlement of debt                            --                  --             (53,800)
(Increase) decrease in:
        Restricted cash                                         --                  --             (42,863)
        Accounts and interest receivable                      (263)                 --              (3,477)
        Deposits & bonds                                    (4,264)                 --            (119,914)
        Notes receivable                                        --                  --           1,300,497
        Related parties receivables                             --              (2,051)            (54,720)
        Prepaid expenses                                    13,667             (74,015)           (217,000)
        Other assets                                       189,093            (479,503)           (399,292)
Increase (decrease) in:
        Bank overdraft                                          --             (38,356)                 --
        Accounts and royalties payable                     176,639            (275,968)            967,210
        Accrued expenses                                       318              (4,878)             28,974
        Due to related parties                              79,870             (47,950)            186,516
        Interest payable                                    51,612             (94,853)              5,716
        Guarantee fees payable                                  --             578,900           1,415,000
                                                    --------------      --------------      --------------
Net Cash (Used) in Operating Activities                    (27,994)         (1,046,647)         (7,995,335)
                                                    --------------      --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Lease exploration & development expenditure             (132,499)           (128,924)         (3,597,534)
  Plant construction in progress                           (48,985)           (650,000)         (8,029,093)
  Purchase of property & equipment                              --              (3,660)           (118,147)
  Liquidation of RIT investment                                 --                  --             418,346
  Cash paid on note receivable related                          --                  --             (25,000)
  Cash received from notes receivable                           --                  --            (134,853)
                                                    --------------      --------------      --------------
Net Cash (Used) in Investing Activities             $     (181,484)     $     (782,584)     $  (11,486,281)
                                                    --------------      --------------      --------------

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (unaudited)



                                                                                                      From the
                                                                                                    Beginning of
                                                                                                    Development
                                                                                                   Stage on July 1,
                                                          Quarter ending       Quarter ending      1992 to Sept 30,
                                                           Sept 30, 2001        Sept 30, 2000           2001
                                                          ---------------      ---------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Cash received from issuance of stock                           71,250                   --           9,312,846
    Additional capital contributed                                     --                   --             307,372
    Cash received from notes                                           --            2,121,583          10,478,805
    Cash payments on notes payable                                     --                   --            (612,658)
                                                          ---------------      ---------------     ---------------
Net Cash provided from Financing Activities                        71,250            2,121,583          19,486,365
                                                          ---------------      ---------------     ---------------

NET INCREASE (DECREASE) IN CASH                                  (138,228)             292,352               4,749

Cash and cash equivalents at beginning of period                  143,215                4,980                 238
                                                          ---------------      ---------------     ---------------

Cash and cash equivalents at end of period                $         4,987      $       297,332     $         4,987
                                                          ---------------      ---------------     ---------------

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

    Income taxes                                          $            --      $            --     $            --
    Interest                                              $         2,648      $            --     $       753,863


NON CASH FINANCING ACTIVITIES

    Common stock issued for payment of obligations        $            --      $            --     $       668,781
    Common stock issued for services rendered             $            --      $            --     $        94,405
    Common stock issued for financing costs               $            --      $            --     $       105,000
    Payment of preferred stock dividends through
      the issuance of additional common and
      preferred stock                                     $            --      $            --     $     1,592,713
    Common stock issued as prepaid construction costs     $            --      $            --     $     1,300,000

                                 AMERALIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTE TO FINANCIAL STATEMENTS

                   As at September 30, 2001 and June 30, 2001
              and for the Periods ended September 30, 2001 and 2000


NOTE 1. MANAGEMENT ADJUSTMENTS

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with our June 30, 2001 Annual Report on Form 10-K. The results of operations for the periods ended September 30, 2001 and 2000 are not necessarily indicative of operating results for the full years.

         The Financial Statements and other information furnished herein reflect all adjustments which are, in the opinion of our management, necessary for a fair presentation of the results of the interim periods covered by this report.


NOTE 2. GOING CONCERN

         Our consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we do not have significant cash or other material assets, nor do we have an established source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We intend to generate revenue through the manufacture and sale of sodium bicarbonate products. However, we cannot begin production until long-term financing for the construction of our plant is obtained and our plant completed.

                                 AMERALIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         AmerAlia's future conduct depends on a number of factors beyond our control, so we cannot assure anyone we will be able to conduct AmerAlia's operations as we contemplate in this report. This report contains various statements using the terms "may", "expects to", and other terms denoting future possibilities. They are forward-looking statements. We cannot guarantee the accuracy of these statements as they are subject to a variety of risks beyond our ability to predict or control. These risks may cause actual results to differ materially from the projections or estimates contained in this report. These risks include, but are not limited to, the possibility the described operations, reserves, exploration or production activities will not be completed on economic terms. Undertaking exploration, development and mining of mineral properties, significant construction projects, and the manufacture and marketing of chemical products is risky. Many of these risks are described in the Company's filing on Form 10-K for the fiscal year ended June 30, 2001 and it is important that each person reviewing this report understands the significant risks accompanying the establishment of AmerAlia's proposed operations.

Liquidity and Capital Resources

         Our corporate objective is to profitably provide low cost natural sodium bicarbonate (baking soda) products and our ability to ensure our long-term survival is dependent on generating revenues from the production and sale of sodium bicarbonate. This has been our business plan for several years. In order to accomplish this, we must either:


    o Secure funding of up to $50 million to construct our proposed plant to produce sodium bicarbonate from our Rock School Lease, or

    o Conclude negotiations and agreements with other parties to either acquire complementary business activities or develop some form of strategic joint venture that enables us to achieve our business objectives; and to obtain the debt and equity funding necessary to complete these agreements.

         During the September quarter, we continued various negotiations to acquire complementary business activities. However, concluding any agreement requires our meeting numerous conditions including the finalisation of purchase agreements and a significant amount of financing. We reached an agreement with US Filter to provide construction financing for the development of our Rock School Lease, but US Filter's agreement is subject to numerous conditions and US Filter has not yet advanced any funds under that agreement. Our recent activities and shortage of working capital have caused us to defer our plans to build on the Rock School Lease. US Filter has the right to terminate the current contract and, if it did, we would be liable for breakage fees and other costs which could be substantial. Until we receive long-term funding to develop the Rock School Lease and/or develop other strategic alliances, we will continue to be dependent upon equity placements to accredited investors and short-term financing as in the past. We will continue to engage in appropriate cash management techniques. In recent years, we have been able to finance our activities through short-term borrowings and small amounts of equity investment. This situation has aggravated our working capital shortage and imposed high interest payments, while allowing us to meet our more pressing financial needs and increase our investment in the Rock School Lease.

         We have borrowed approximately $8.9 million from the Bank of America. As discussed in our filing on Form 10-K for the year ended June 30, 2001, this loan is guaranteed by our principal shareholder for a fee of $1,350,000, payable in shares of restricted stock. This loan is due for repayment on December 1, 2001. Similarly, we have borrowed $500,000 from the Harris Bank and we are liable for a guaranty fee of $65,000 also payable in shares of restricted common stock. The number of shares to be issued under these guaranty agreements will be determined by future market prices of our common stock. The total guaranty fee liability is $1,415,000 and is classified in our financial statements as a current liability. If we can finance our Rock School Lease development or complete a strategic alliance, the resulting conversion of the guaranty fees into equity will add $1,415,000 to shareholders' funds.

         During the September quarter, we raised $75,000 through the issue of 75,000 shares of restricted common stock to an accredited investor. We funded our operating loss and invested a further $181,484 in our Rock School Lease project and plant construction activities, largely through increases in accounts and royalties payable ($176,639), accrual of unpaid compensation due to related parties ($79,870) and an increase in interest payable ($51,612).

Results of Operations

         Since we do not generate revenues from operations, any income we receive is generally derived from interest earned on funds on deposit. Interest income this quarter was $656 (last year: $4,823). As a result of our working capital shortages, we have severely curtailed our general and administrative expenses; $281,412 for the quarter (last year: $439,223). Interest expense is higher as a result of the higher level of debt, although falling interest rates have been beneficial, $54,260 (last year: $29,175). As much of the debt has been used to fund capital expenditures, we capitalised a further $132,499 of interest expenditure (last year: $128,924). A significant non-cash expense is the amortization of the guaranty fees which are amortized over the term of the borrowings. This expense was $199,650 for the September quarter, (last year:
$144,398).

         It is likely we will continue to recognize significant operating losses and negative cash flow until after we are able to generate profitable revenues from operations. This is a risky endeavour and we cannot assure anyone we will achieve profitable operations or positive cash flow. Whilst we are progressing negotiations to acquire other businesses in consultation with our prospective lender and various investors, we have not reached definitive agreements. Meanwhile, we must fund our operating losses as we have discussed above.

Impact of Inflation

         We believe the Company's activities are not materially affected by inflation.

PART II: OTHER INFORMATION

Item 2: Changes in Securities

During the quarter ended September 30, 2001:



   o We issued 75,000 shares of restricted Common Stock to an accredited investor for $75,000. We paid a finder's fee of $3,750. We made the offering under the exemptions from registration under sections 4(2) and 4(6) of the Securities Act of 1933, and Rule 506 of Regulation D.

   o We granted options to acquire 112,500 shares of restricted common stock at $1.45 until June 30, 2004 in accordance with the requirements of the Non-Executive Directors Option Plan.



                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized representative.

                                                  AMERALIA, INC.




November 19, 2001                   By:     /s/ Robert van Mourik
                                            ----------------------------------
                                            Robert van Mourik
                                            Executive Vice President,
                                            Chief Financial Officer and
                                            principal financial and accounting
                                            officer.