Form 10-Q/A
period 2001-09-30
AMERALIA INC
filed 2002-02-14
CIK 811419

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q-A


[X]   Quarterly Report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                       OR

[ ]   Transition Report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934
      For the transition period from            to
                                     ----------     ----------------

                           Commission File No. 0-15474


                                 AMERALIA, INC.
               ---------------------------------------------------
               (Exact name of Company as specified in its charter)

                               A Utah Corporation
                  I.R.S. Employer Identification No. 87-0403973


                     818 TAUGHENBAUGH BLVD., RIFLE, CO 81650
               ---------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (970) 625 9134
               ---------------------------------------------------
                (Company's telephone number, including area code)



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


                              INDEX TO FORM 10-Q-A



                                                                                  Page
                                                                                  ----

PART I:           FINANCIAL INFORMATION


Item 1:           Financial Statements

                  Restated Balance Sheets - September 30, 2001
                  and June 30, 2001                                                 1

                  Restated Statements of Operations for the Quarters
                  ending September 30, 2001 & 2000 and from
                  the Beginning of Development Stage on
                  July 1, 1992 to September 30, 2001                                3

                  Restated Statements of Cash Flows for the Quarters
                  ending September 30, 2001 & 2000 and from
                  the Beginning of Development Stage on
                  July 1, 1992 to September 30, 2001                                4

                  Note to Consolidated Financial Statements                         6

Item 2:           Management's Discussion and Analysis of
                  Financial Condition and Results
                  of Operations.                                                    9


PART II:          OTHER INFORMATION


Item 2:           Changes in Securities                                            10



SIGNATURE                                                                          11

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                             RESTATED BALANCE SHEETS


                                                                    Sept 30           June 30
                                                                      2001             2001
                                                                  ------------      ------------
                                                                   (unaudited)        (Audited)

CURRENT ASSETS
    Cash                                                          $      5,010      $    143,215
    Restricted cash                                                     42,863            42,863
    Related party receivables                                           54,720            54,720
    Prepaid expenses                                                   235,000           248,667
                                                                  ------------      ------------

    Total Current Assets                                               337,593           489,465
                                                                  ------------      ------------

FIXED ASSETS                                                            24,947            28,712
                                                                  ------------      ------------

OTHER ASSETS
    Lease acquisition, exploration and development costs             5,668,836         5,536,337
    Plant construction in progress                                   8,106,093         8,057,108
    Deferred financing costs                                           425,235           414,678
    Loan guarantee fees, net                                            63,463           104,723
    Note receivable - related party                                     15,000            15,000
    Interest receivable                                                  4,142             3,879
    Deposits and bonds                                                 119,914           115,650
                                                                  ------------      ------------
    Total Other Assets                                              14,402,683        14,247,375
                                                                  ------------      ------------

TOTAL ASSETS                                                      $ 14,765,223      $ 14,765,552
                                                                  ------------      ------------



                              (Continued over page)

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                             RESTATED BALANCE SHEETS


                                                                               Sept 30            June 30
                                                                                2001               2001
                                                                            ------------       ------------
                                                                             (unaudited)         (Audited)

CURRENT LIABILITIES
    Accounts payable                                                        $    528,097       $    370,208
    Royalties payable                                                            447,917            429,167
    Guarantee fees payable                                                     1,415,000          1,415,000
    Accrued expenses                                                              31,215             28,689
    Due to related parties                                                       267,818            187,948
    Notes payable                                                              9,725,583          9,725,583
    Interest payable                                                             124,782             73,170
                                                                            ------------       ------------

    Total Current Liabilities                                                 12,540,412         12,229,765
                                                                            ------------       ------------

STOCKHOLDERS' EQUITY
    Preferred stock, $.05 par value; 1,000,000 authorized;
    82 and 82 issued and outstanding; respectively                                     4                  4
    Common stock, $.01 par value; 100,000,000 shares
    authorized; 12,117,276 and 12,042,276 issued and
    outstanding respectively                                                     121,173            120,423
    Additional paid in capital                                                19,494,922         19,424,422
    Prepaid construction costs                                                (1,223,000)        (1,223,000)
    Accumulated deficit                                                      (16,168,288)       (15,786,062)
                                                                            ------------       ------------
    Total Stockholders' Equity                                                 2,224,811          2,535,787
                                                                            ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 14,765,223       $ 14,765,552
                                                                            ------------       ------------

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                        RESTATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                                From the
                                                                                              Beginning of
                                                                                               Development
                                                                                             Stage on July 1,
                                                 Quarter ending        Quarter ending        1992 to Sept 30,
                                                  Sept 30, 2001        Sept 30, 2000              2001
                                                 ---------------      ---------------        ----------------

REVENUES                                           $       --         $       --               $       --

EXPENSES

    General & administrative                            281,412            436,992                9,410,848
    Depreciation & amortisation                           3,765              3,500                   95,843
                                                   ------------       ------------             ------------

    Total Expenses                                      285,177            440,492                9,506,691
                                                   ------------       ------------             ------------
LOSS FROM OPERATIONS                                   (285,177)          (440,492)              (9,506,691)
OTHER INCOME (EXPENSE)
    Other income                                           --                 --                         29
    Investment income                                      --                 --                     89,760
    Other financing costs                               (41,260)            (7,931)                (215,632)
    Gain on settlement of debt                             --                 --                     53,800
    Interest income                                         679              4,823                  333,420
    Interest expense                                    (54,260)           (29,175)              (1,235,030)
    Foreign currency gain (loss)                           --                 --                    (63,572)
                                                   ------------       ------------             ------------

    Total Other Income (Expense)                        (94,841)           (32,283)              (1,037,225)
                                                   ------------       ------------             ------------

NET LOSS BEFORE INCOME TAX EXPENSE                     (380,018)          (472,775)             (10,543,916)
                                                   ------------       ------------             ------------

    Income tax expense                                     --                 --                       --

NET LOSS                                           $   (380,018)      $   (472,775)            $(10,543,916)
                                                   ------------       ------------             ------------

BASIC NET LOSS PER SHARE                           $     (0.031)      $     (0.054)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                                          12,079,776          8,765,699

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                        RESTATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                      From the
                                                                                                    Beginning of
                                                                                                    Development
                                                                                                  Stage on July 1,
                                                            Quarter ending      Quarter ending    1992 to Sept 30,
                                                             Sept 30, 2001      Sept 30, 2000          2001
                                                            ---------------    ---------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                 $   (380,018)      $   (472,775)      $ (10,543,916)
    Adjustments to reconcile net loss to net cash
      (Used) in operating activities:
      Bad debt                                                       --                 --               624,798
      Stock issued for services rendered                             --                 --                94,405
      Depreciation                                                  3,765              3,500             105,421
      Exchange (gain)                                                --                 --              (168,556)
      (Gain) on settlement of debt                                   --                 --               (53,800)
(Increase) decrease in:
        Restricted cash                                              --                 --               (42,863)
        Accounts and interest receivable                             (263)              --                (3,477)
        Deposits & bonds                                           (4,264)              --              (119,914)
        Notes receivable                                             --                 --             1,300,497
        Related parties receivables                                  --               (2,051)            (54,720)
        Prepaid expenses                                           13,667            (74,015)           (217,000)
        Other assets                                               30,703           (618,201)           (557,682)
 Increase (decrease) in:
        Bank overdraft                                               --              (38,356)               --
        Accounts and royalties payable                            176,639           (275,968)            967,210
        Accrued expenses                                              318             (4,878)             28,974
        Due to related parties                                     79,870            (47,950)            186,516
        Interest payable                                           51,612            (94,853)              5,716
        Guarantee fees payable                                       --              578,900           1,415,000
                                                             ------------       ------------       -------------

Net Cash (Used) in Operating Activities                           (27,971)        (1,046,647)         (7,033,391)
                                                             ------------       ------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Lease exploration & development expenditure                  (132,499)          (128,924)         (4,559,455)
    Plant construction in progress                                (48,985)          (650,000)         (8,029,093)
    Purchase of property & equipment                                 --               (3,660)           (118,147)
    Liquidation of RIT investment                                    --                 --               418,346
    Cash paid on note receivable related                             --                 --               (25,000)
    Cash received from notes receivable                              --                 --              (134,853)
                                                             ------------       ------------       -------------

Net Cash (Used) in Investing Activities                      $   (181,484)      $   (782,584)      $ (12,448,202)
                                                             ------------       ------------       -------------

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                  RESTATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (unaudited)


                                                                                                          From the
                                                                                                        Beginning of
                                                                                                        Development
                                                                                                      Stage on July 1,
                                                            Quarter ending        Quarter ending       1992 to Sept 30,
                                                             Sept 30, 2001         Sept 30, 2000            2001
                                                            --------------        --------------      -----------------

 CASH FLOWS FROM FINANCING ACTIVITIES
    Cash received from issuance of stock                           71,250                  --              9,312,846
    Additional capital contributed                                   --                    --                307,372
    Cash received from notes                                         --               2,121,583           10,478,805
    Cash payments on notes payable                                   --                    --               (612,658)
                                                             ------------          ------------         ------------

Net Cash provided from Financing Activities                        71,250             2,121,583           19,486,365
                                                             ------------          ------------         ------------

NET INCREASE (DECREASE) IN CASH                                  (138,205)              292,352                4,772

Cash and cash equivalents at beginning of period                  143,215                 4,980                  238
                                                             ------------          ------------         ------------

Cash and cash equivalents at end of period                   $      5,010          $    297,332         $      5,010
                                                             ------------          ------------         ------------

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

    Income taxes                                             $       --            $       --           $       --
    Interest                                                 $      2,648          $       --           $    753,863



NON CASH FINANCING ACTIVITIES
    Common stock issued for payment of obligations           $       --            $       --           $    698,781
    Common stock issued for services rendered                $       --            $       --           $     94,405
    Common stock issued for financing costs                  $       --            $       --           $    105,000
    Payment of preferred stock dividends through
     the issuance of additional common and                   $       --            $       --           $  1,592,713
     preferred stock                                         $       --            $       --           $  1,300,000
   Common stock issued as prepaid construction costs

                                 AMERALIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTE TO RESTATED FINANCIAL STATEMENTS
                   As at September 30, 2001 and June 30, 2001
              and for the Periods ended September 30, 2001 and 2000


NOTE 1.      MANAGEMENT ADJUSTMENTS

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent restated audited financial statements and notes thereto included in its June 30, 2001 Annual Report on Form 10-K as subsequently amended and filed on Form 8K (see below). Operating results for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

         The Company filed on Form 8-K dated February 6, 2002, Restated Consolidated Financial Statements for the years ended June 30, 2001 and 2000, together with the report from its independent certified accountants. As discussed in the notes to the financial statements, certain errors were discovered regarding the capitalization of loan guaranty fees which resulted in understatements of assets and equity, as well as overstating the net loss for the years ended June 30, 2001 and 2000. The combined error totaled $961,921. Consequently, the restated shareholders funds at June 30, 2001 were $2,535,787 compared with the previously reported $1,573,866. The differences represent capitalization of loan guaranty fees paid by the Company during the years ended June 30, 2001 and 2000. These fees were incurred to secure financing for the Rock School Lease project development. Such capitalization is consistent with FASB Statement 34 "Capitalization of Interest Cost". The Company intends to include these financial statements and the report in an amendment to the Company's annual report on Form 10-K for the year ended June 30, 2001, which the Company expects to file on or before March 31, 2002. Consequently, the financial statements for the quarter ended September 30, 2001 have been restated to reflect these corrections.

NOTE 2.      GOING CONCERN.

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

                                 AMERALIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      As at September 30 and June 30, 2001
              and for the Periods ended September 30, 2001 and 2000


NOTE 3.      NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS.

         SFAS No.'s 141 and 142 - In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards SFAS No. 141 that is effective as to any business combination occurring after June 30, 2001. Certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No.142 is applied in its entirety, which was September 30, 2001.

         SFAS No. 141 provides standards for accounting for business combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e. those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations The adoption of this principle had no material effect on the company's consolidated financial statements.

         SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142, the Company will assess whether an impairment loss should be recognized and measured by comparing the fair value of the "reporting unit" to the carrying value, including goodwill. If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill be adjusted to the implied fair value.

         SFAS No. 143 -- On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 143 on the Company's consolidated financial statements, when it becomes effective, will not be significant.

                                 AMERALIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      As at September 30 and June 30, 2001
              and for the Periods ended September 30, 2001 and 2000


NOTE 3.      NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

         SFAS No. 144 -- On October 3, 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and , generally, its provisions are to be applied prospectively. SFAS 144 supercedes SFAS Statement No. 121 (FAS 121). "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business."

         SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates the requirement of APB 30 that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (i) can be distinguished from the rest of the entity and (ii) will be eliminated from the ongoing operations of the entity in disposal transactions.

         While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 144 on the Company's consolidated financial statements, when it becomes effective, will not be significant.

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

         We have borrowed approximately $8.9 million from the Bank of America. As discussed in our filing on Form 10K for the year ended June 30, 2001, this loan is guaranteed by our principal shareholder for a fee of $1,350,000, payable in shares of restricted stock. This loan is due for repayment on December 1, 2001. Similarly, we have borrowed $500,000 from the Harris Bank and we are liable for a guaranty fee of $65,000 also payable in shares of restricted common stock. The number of shares to be issued under these guaranty agreements will be determined by future market prices of our common stock. The total guaranty fee liability is $1,415,000 and is classified in our financial statements as a current liability. If we can finance our Rock School Lease development or complete a strategic alliance, the resulting conversion of the guaranty fees into equity will add $1,415,000 to shareholders' funds.

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

Results of Operations

         Since we do not generate revenues from operations, any income we receive is generally derived from interest earned on funds on deposit. Interest income this quarter was $679 (last year: $4,823). As a result of our working capital shortages, we have severely curtailed our general and administrative expenses; $281,412 for the quarter (last year: $439,223). Interest expense is higher as a result of the higher level of debt, although falling interest rates have been beneficial, $54,260 (last year: $29,175). As much of the debt has been used to fund capital expenditures, we capitalised a further $132,499 of interest expenditure (last year: $128,924).

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

                                     AMERALIA, INC.




February 14, 2002              By:   /s/ Robert van Mourik
                                     -----------------------
                                     Robert van Mourik
                                     Executive Vice President, Chief
                                     Financial Officer and principal
                                     financial and accounting officer.