Form 10-Q
period 2001-12-31
AMERALIA INC
filed 2002-02-14
CIK 811419

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 2001

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




                     818 TAUGHENBAUGH BLVD, RIFLE, CO 81650
                     --------------------------------------
                    (Address of Principal Executive Offices)

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

As of February 11, 2002 the number of shares outstanding of the company's $.01 par value common stock was 13,897,276 and the number of shares of $.05 par value preference stock was 82.

                                 AMERALIA, INC.


                               INDEX TO FORM 10-Q



                                                                              Page
                                                                              ----
PART I:    FINANCIAL INFORMATION


Item 1:    Financial Statements

           Balance Sheets - December 31, 2001 and June 30, 2001                 1

           Statements of Operations for the Quarters and Half Years
           ending December 31, 2001 & 2000 and from the beginning of
           Development Stage on July 1, 1992 to December 31, 2001               3

           Statements of Cash Flows for the Quarters and Half Years ending
           December 31, 2001 & 2000 and from the beginning of Development
           Stage on July 1, 1992 to December 31, 2001                           4

           Notes to Financial Statements                                        6

Item 2:    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                           9


PART II:   OTHER INFORMATION

Item 2:    Changes in Securities                                               11


SIGNATURE                                                                      11

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                   December 31         June 30
                                                      2001               2001
                                                   -----------        -----------
                                                   (Unaudited)         (Audited)
ASSETS

Current Assets:

    Cash at bank                                   $   230,894        $   143,215
    Restricted cash                                    242,863             42,863
    Related party receivables                           54,720             54,720
    Prepaid expenses                                   244,166            248,667
                                                   -----------        -----------

Total Current Assets:                                  772,643            489,465
                                                   -----------        -----------

Fixed Assets                                            21,852             28,712
                                                   -----------        -----------

Other Assets:

    Lease acquisition and development costs          6,081,772          5,536,337
    Plant construction in progress                   8,107,361          8,057,108
    Deferred financing costs                           498,817            414,678
    Loan guarantee fees, net                           146,790            104,723
    Note receivable - related party                     15,000             15,000
    Interest receivable                                  4,142              3,879
    Deposits & bonds                                   115,650            115,650
                                                   -----------        -----------

Total other assets                                 $14,969,532        $14,247,375
                                                   -----------        -----------
Total Assets:                                      $15,764,027        $14,765,552
                                                   ===========        ===========


                              (Continued over page)



                 (The accompanying notes are an integral part of
                    these consolidated financial statements)

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS


                                                 December 31         June 30
                                                     2001              2001
                                                 ------------     ------------
                                                  (Unaudited)       (Audited)
LIABILITIES & SHAREHOLDERS' FUNDS

Current liabilities:

    Accounts payable                             $    433,852     $    370,208
    Royalties payable                                 466,667          429,167
    Guarantee fees payable                          1,845,000        1,415,000
    Accrued expenses                                   33,796           28,689
    Due to related parties                            352,748          187,948
    Notes payable                                  10,825,583        9,725,583
    Interest payable                                   67,916           73,170
                                                 ------------     ------------

    Total current liabilities                      14,025,562       12,229,765
                                                 ------------     ------------

Commitments and contingent liabilities                     --               --


SHAREHOLDERS' EQUITY

    Preferred stock, $0.05 par value; 1,000,000
       authorized; 82 and 82 issued and
       outstanding respectively:                            4                4
    Common stock, $.01 par value; 100,000,000
       shares authorized
       Issued at Dec 31, 2001: 12,117,276 and
         at June 30, 2001: 12,042,276:                121,173          120,423
    Additional paid in capital                     19,494,922       19,424,422
    Prepaid construction costs                     (1,223,000)      (1,223,000)
    Accumulated deficit                           (16,654,634)     (15,786,062)
                                                 ------------     ------------

Total Shareholders' Funds:                          1,738,465        2,535,787
                                                 ------------     ------------

Total Liabilities & Shareholders' Equity:        $ 15,764,027     $ 14,765,552
                                                 ============     ============


                 (The accompanying notes are an integral part of
                    these consolidated financial statements)

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                         From the
                                                                                                                       Beginning of
                                                                                                                       Development
                                        Qtr                  Qtr                Half yr               Half yr           Stage on
                                       ending               ending               ending               ending          Jul 1, 1992 to
                                       Dec 31               Dec 31               Dec 31               Dec 31              Dec 31
                                        2001                 2000                 2001                 2000                2001
                                    ------------         ------------         ------------         ------------       -------------
REVENUES                            $         --         $         --         $         --         $         --       $         --

EXPENSES
    General & administrative             358,420              323,074              639,832              792,436          9,769,268
    Depreciation & amortization            3,095                3,500                6,860                7,000             98,938
                                    ------------         ------------         ------------         ------------       ------------
Total Expenses:                          361,515              326,574              646,692              799,436          9,868,206
                                    ------------         ------------         ------------         ------------       ------------
(LOSS) FROM OPERATIONS                  (361,515)            (326,574)            (646,692)            (799,436)        (9,868,206)
                                    ------------         ------------         ------------         ------------       ------------

OTHER INCOME (EXPENSE)

    Other income                              --                   --                   --                   --                 29
    Investment income                         --                   --                   --                   --             89,760
    Other financing costs                (71,673)             (41,379)            (112,933)             (49,310)          (287,305)
    Gain on settlement of debt                --                   --                   --                   --             53,800
    Interest income                            1                  629                  680               37,822            333,421
    Interest expense                     (50,896)             (41,613)            (105,156)             (70,788)        (1,285,926)
    Foreign currency gain (loss)              --                   --                   --                   --            (63,572)
                                    ------------         ------------         ------------         ------------       ------------
    Total other income (expense)        (122,568)             (82,363)            (217,409)             (82,276)        (1,159,793)
                                    ------------         ------------         ------------         ------------       ------------
NET LOSS BEFORE
INCOME TAX EXPENSE                      (484,083)            (408,937)            (864,101)            (881,712)       (11,027,999)
                                    ------------         ------------         ------------         ------------       ------------
    Income tax expense                        --                   --                   --                   --                 --
                                    ------------         ------------         ------------         ------------       ------------
NET LOSS                            $   (484,083)        $   (408,937)        $   (864,101)        $   (881,712)      $(11,027,999)
                                    ------------         ------------         ------------         ------------       ------------
BASIC NET LOSS PER SHARE            $     (0.040)        $     (0.040)        $     (0.072)        $     (0.090)

WEIGHTED AVERAGE
SHARES OUTSTANDING ('000)                 12,080               10,310               12,080                9,800


                 (The accompanying notes are an integral part of
                    these consolidated financial statements)

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                         From the
                                                                                                                       Beginning of
                                                                                                                        Development
                                                      Qtr                Qtr            Half yr          Half yr         Stage on
                                                     ending            ending           ending           ending       Jul 1, 1992 to
                                                     Dec 31            Dec 31           Dec 31           Dec 31           Dec 31
                                                      2001              2000             2001             2000             2001
                                                  ------------      ------------     ------------     ------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $   (484,083)     $   (408,937)    $   (864,101)    $   (881,712)   $(11,027,999)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Bad debt                                                --                --               --               --         624,798
    Stock issued for services rendered                      --            57,000               --           57,000          94,405
    Depreciation & amortization                          3,095             3,500            6,860            7,000         108,516
    Exchange (gain) loss                                    --                --               --               --        (168,556)
    (Gain) on settlement of debt                            --                --               --               --         (53,800)
Change in Operating Assets and Liabilities:
    (Increase) Decrease in:
      Notes receivable                                      --                --               --               --       1,300,497
      Restricted cash                                 (200,000)               --         (200,000)              --        (242,863)
      Accounts & interest receivable                        --                --             (263)              --          (3,477)
      Related parties receivables                           --              (924)              --           (2,975)        (54,720)
      Prepaid expenses                                  (9,166)           29,500            4,501          (44,515)       (226,166)
      Deposits & bonds                                   4,264           (42,863)              --          (42,863)       (115,650)
      Other assets                                    (156,909)         (356,277)        (126,206)      (1,103,402)       (714,591)
    Increase (decrease) in:
      Bank overdraft                                        --            16,116               --          (22,240)             --
      Due to related parties                            84,930            16,750          164,800          (31,200)        271,446
      Accounts payable and royalties payable           (75,495)         (147,051)         101,144         (423,019)        891,715
      Accrued expenses                                     318             5,604              636              726          29,292
      Guarantee fees payable                           430,000           251,100          430,000          830,000       1,845,000
      Interest payable                                 (56,866)           51,706           (5,254)         (43,147)        (51,150)
                                                  ------------      ------------     ------------     ------------    ------------

Cash flows from operating activities                  (459,912)         (524,776)        (487,883)      (1,700,347)     (7,493,303)

CASH FLOWS FROM INVESTING ACTIVITIES
    Lease exploration & development expenditure       (412,936)          (68,577)        (545,435)         (68,577)     (4,972,391)
    Plant construction                                  (1,268)          (44,560)         (50,253)        (694,560)     (8,030,361)
    Purchase of property & equipment                        --            (5,361)              --           (9,021)       (118,147)
    Cash paid on note receivable - related                  --                --               --               --         (25,000)
    Liquidation of RIT investment                           --                --               --               --         418,346
    Cash received from notes receivable                     --                --               --               --        (134,853)
                                                  ------------      ------------     ------------     ------------    ------------

Cash flows from investing activities              $   (414,204)     $   (118,498)    $   (595,688)    $   (772,158)   $(12,862,406)


                 (The accompanying notes are an integral part of
                    these consolidated financial statements)

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                        From the
                                                                                                                       Beginning of
                                                                                                                       Development
                                                               Qtr            Qtr          Half yr       Half yr          Stage on
                                                             ending         ending         ending         ending      Jul 1, 1992 to
                                                             Dec 31         Dec 31         Dec 31         Dec 31          Dec 31
                                                              2001           2000           2001          2000             2001
                                                          -----------    -----------    -----------    -----------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES

    Cash received from issuance of stock                  $        --    $        --    $    71,250    $        --    $ 9,312,846
    Additional capital contributed                                 --             --             --             --        307,372
    Cash received from notes                                1,100,000        500,000      1,100,000      2,621,583     11,578,805
    Payments on notes                                              --             --             --                      (612,658)
                                                          -----------    -----------    -----------    -----------    -----------

Cash flows from financing activities                        1,100,000        500,000      1,171,250      2,621,583     20,586,365

NET INCREASE (DECREASE) IN CASH                               225,884       (143,274)        87,679        149,078        230,656

Cash and cash equivalents at beginning of period                5,010        297,332        143,215          4,980            238
                                                          -----------    -----------    -----------    -----------    -----------

Cash and cash equivalents at end of period                $   230,894    $   154,058    $   230,894    $   154,058    $   230,894
                                                          ===========    ===========    ===========    ===========    ===========


SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

    Income taxes                                          $        --    $        --    $        --    $        --    $        --
    Interest                                              $   107,762    $   132,565    $   110,410    $    385,517   $   861,625

NON CASH INVESTING & FINANCING ACTIVITIES

    Common stock issued for payment of obligations        $        --    $        --    $        --    $        --    $   698,781
    Common stock issued for services rendered             $        --    $    57,000    $        --    $    57,000    $    94,405
    Payment of preferred stock dividends
      through the issuance of additional
      common and preferred stock                          $        --    $   149,300    $        --    $   149,300    $ 1,592,713
    Common stock issued as prepaid construction cost      $        --    $        --    $        --    $        --    $ 1,300,000
    Common stock issued for financing cost                $        --    $    45,000    $        --    $    45,000    $   105,000


                 (The accompanying notes are an integral part of
                    these consolidated financial statements)

                                 AMERALIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                       As at December 31 and June 30, 2001
              and for the Periods ended December 31, 2001 and 2000

NOTE 1. BASIS OF FINANCIAL STATEMENT PRESENTATION.

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent restated audited financial statements and notes thereto included in its June 30, 2001 Annual Report on Form 10-K as subsequently amended and filed on Form 8K (see below). Operating results for the six months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

         The Company filed on Form 8-K dated February 6, 2002, Restated Consolidated Financial Statements for the years ended June 30, 2001 and 2000, together with the report from its independent certified accountants. As discussed in the notes to the financial statements, certain errors were discovered regarding the capitalization of loan guaranty fees which resulted in understatements of assets and equity, as well as overstating the net loss for the years ended June 30, 2001 and 2000. The combined error totaled $961,921. Consequently, the restated shareholders funds at June 30, 2001 were $2,535,787 compared with the previously reported $1,573,866. The differences represent capitalization of loan guaranty fees paid by the Company during the years ended June 30, 2001 and 2000. These fees were incurred to secure financing for the Rock School Lease project development. Such capitalization is consistent with FASB Statement 34 "Capitalization of Interest Cost". The Company intends to include these financial statements and the report in an amendment to the Company's annual report on Form 10-K for the year ended June 30, 2001, which the Company expects to file on or before March 31, 2002. Consequently, the financial statements for the quarter ended December 31, 2001 have been restated to reflect these corrections.

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

                                 AMERALIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                       As at December 31 and June 30, 2001
              and for the Periods ended December 31, 2001 and 2000

NOTE 3. NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS.

         SFAS No.'s 141 and 142 - In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards SFAS No. 141 that is effective as to any business combination occurring after June 30, 2001. Certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS
No. 142 is applied in its entirety, which was September 30, 2001.

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

                                 AMERALIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                       As at December 31 and June 30, 2001
              and for the Periods ended December 31, 2001 and 2000

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

NOTE 4. SUBSEQUENT EVENTS.

         On February 6, 2002 the Company completed an agreement with a principal shareholder, the Jacqueline Badger Mars Trust, by which the Trust has converted its guaranty fee payable of $1,780,000 into 1,780,000 shares of common stock at $1 per share. Previously, the Company and the Trust had agreed that the guaranty fee liability would be converted into equity following an announcement of permanent financing or a strategic alliance for the development of the Rock School Lease project.

NOTE 5. MATERIAL EVENT.

         As the Company has previously announced, it met with a hearing panel formed by Nasdaq to consider removing AmerAlia common stock from the Nasdaq SmallCap market. The hearing panel requested further information and, to the knowledge of AmerAlia, has not yet reached a decision. AmerAlia has no assurance that the hearing panel will extend AmerAlia's listing on the Nasdaq SmallCap market.

                                 AMERALIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         AmerAlia's future conduct depends on a number of factors beyond our control, so we cannot offer any assurance we will be able to conduct AmerAlia's operations as we contemplate in this report. This report contains various statements using the terms "may", "expects to", and other terms denoting future possibilities. They are forward-looking statements. We cannot guarantee the accuracy of these statements as they are subject to a variety of risks beyond AmerAlia's ability to predict or control. These risks may cause actual results to differ materially from the projections or estimates contained in this report. These risks include, but are not limited to, the possibility the described operations, reserves, exploration or production activities will not be completed on economic terms. Undertaking exploration, development and mining of mineral properties, significant construction projects, and the manufacture and marketing of chemical products is risky. Many of these risks are described in the Company's filing on Form 10-K for the fiscal year ended June 30, 2001 and it is important each person reviewing this report understands the significant risks accompanying the establishment of AmerAlia's proposed operations.

Liquidity and Capital Resources

         Our corporate objective is to profitably provide low cost natural sodium bicarbonate products and our ability to ensure our long-term survival is dependent on generating revenues from the production and sale of sodium bicarbonate. This has been our business plan for several years. In order to accomplish this, we must either:

o Secure funding of up to $50 million to construct our proposed plant of 175,000 tons per year capacity to produce sodium bicarbonate from our Rock School Lease, or

o Conclude negotiations and agreements with other parties to either acquire complementary business activities or develop some form of strategic joint venture that enables us to achieve our business objectives; and to obtain the debt and equity funding necessary to complete these agreements.

         During the December quarter, as discussed further below, we continued various negotiations to acquire complementary business activities. However, concluding any agreement requires our meeting numerous conditions including the finalisation of purchase agreements and a significant amount of financing. We reached an agreement with US Filter to provide construction financing for the development of our Rock School Lease, but US Filter's agreement is subject to numerous conditions and US Filter has not yet advanced any funds under that agreement. Our recent activities and shortage of working capital have caused us to defer our plans to build on the Rock School Lease. US Filter has the right to terminate the current contract and, if it did, we would be liable for breakage fees and other costs which could be substantial. Until we receive long-term funding to develop the Rock School Lease and/or develop other strategic alliances, we will continue to be dependent upon equity placements to accredited investors and short-term financing as in the past. We will continue to engage in appropriate cash management techniques. In recent years, we have been able to finance our activities through short-term borrowings and small amounts of equity investment. This situation has aggravated our working capital shortage and imposed high interest payments, while allowing us to meet our more pressing financial needs and increase our investment in the Rock School Lease.

         In December, we borrowed an additional $1 million from the Bank of America increasing our loan to approximately $9.9 million. This loan is guaranteed by our principal shareholder for a fee of $1,780,000, as discussed in our filing on Form 10K for the year ended June 30, 2001, and subsequently in December 2001 on Form 8K when we negotiated the increase and extension of the loan facility. This loan is due for repayment on March 31, 2002. As discussed below at Item 2. "Changes in Securities", we completed an agreement with the Trust on February 6, 2002 to convert this liability into equity. This added $1,780,000 to the Company's net tangible assets.

         We have also borrowed $500,000 from the Harris Bank and we are liable for a guaranty fee of $65,000 payable in shares of restricted common stock. The number of shares to be issued under the guaranty agreement will be determined by future market prices of our common stock. If we can finance our Rock School Lease development or complete a strategic alliance, the resulting conversion of the remaining guaranty fee into equity will add an additional $65,000 to shareholders' funds. In October, we also borrowed a further $100,000 from a shareholder.

         AmerAlia's agreement with the Trust provides that the Trust must approve any "development arrangements" but that any development arrangement that provides for the repayment of the loan in full by February 28, 2002 will be acceptable. If AmerAlia fails to meet the February 28 deadline, the Trust may call the loan earlier than the March 31, 2002 repayment date. AmerAlia has no assurance that either date will be extended. AmerAlia is currently pursuing a development plan which includes the possible acquisition of a sodium bicarbonate producing plant with debt and equity investment in excess of $30 million that AmerAlia hopes will be provided by third parties. Although AmerAlia has had favorable discussions with the prospective vendor of the assets, a definitive purchase agreement has not been negotiated. Furthermore, although AmerAlia has received positive indications from the prospective lender and equity investors, AmerAlia has not reached any final agreement with any of these parties and there can be no assurance that AmerAlia will be able to obtain the necessary financing, even if it does reach agreement with the entity contemplating selling the assets to AmerAlia. As a result, AmerAlia cannot offer any assurance that we will be able to complete the transactions to provide for the repayment in full of the outstanding debt by either February 28, 2002 or March 31, 2002.

         During the December half year, we raised $75,000 through the issue of 75,000 shares of restricted common stock to an accredited investor and borrowed an additional $1,100,000 as discussed above. We funded our operating loss and invested a further $595,888 in our Rock School Lease project and plant construction activities We obtained additional funding from increases in accounts and royalties payable ($101,144), accrual of unpaid compensation due to related parties ($164,800) and an increase in guaranty fees payable ($430,000).

Results of Operations

         Since we do not generate revenues from operations, any income we receive is generally derived from interest earned on funds on deposit. Interest income this half year was $680 (last year: $37,822). As a result of our working captal shortages, we have severely curtailed our general and administrative expenses; $639,832 for the half year (last year: $792,436). Interest expense is higher as a result of the higher level of debt, although falling interest rates have been beneficial, $105,516 (last year: $70,788). As much of the debt has been used to fund capital expenditures, we capitalised a further $221,970 of interest expenditure (last year: $271,655).

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




PART II: OTHER INFORMATION

Item 2: Changes in Securities

         On February 6, 2002 the Company completed an agreement with a principal shareholder, the Jacqueline Badger Mars Trust, by which the Trust has converted its guaranty fee payable of $1,780,000 into equity. The terms of the subscription agreement provide for the issue of 1,780,000 restricted shares of common stock at $1 per share with the additional provision that if the Company makes an announcement of permanent financing or a strategic alliance before December 31, 2002, then the number of shares to be issued will be recalculated based on the market prices of the Company's stock for the thirty days following an announcement, up to a maximum price of $2.50 per share.

         No underwriters were involved in the transaction, and the Company paid no underwriting discounts or commissions. The Company relied on the exemption from registration provided in the following sections of the Securities Act of 1933: Section 3(a)(9) (for transactions involving an exchange of securities with an existing security holder where no commission or other remuneration is paid);
Section 4(2) (for transactions not involving a public offering); and Section 4(6) (for transactions with accredited investors only).




                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized representative.

                                    AMERALIA, INC.




February   14, 2001                   By:      /s/ Robert van Mourik
                                               -----------------------
                                               Robert van Mourik
                                               Executive Vice President,
                                               Chief Financial Officer and
                                               principal financial and
                                               accounting officer