Form 10-Q
period 2002-03-31
AMERALIA INC
filed 2002-05-09
CIK 811419

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MARCH 31, 2002

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


                  20971 E. SMOKY HILL RD, CENTENNIAL, CO 80015
                  --------------------------------------------
                    (Address of Principal Executive Offices)


                     818 Taughenbaugh Blvd, Rifle, CO 81650
                 -----------------------------------------------
                 (Former Address of Principal Executive Offices)

                                 (720) 876 2373
                -------------------------------------------------
                (Company's telephone number, including area code)


Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

As of April 30, 2002 the number of shares outstanding of the company's $.01 par value common stock was 13,971,276 and the number of shares of $.05 par value preference stock was 82.

                                 AMERALIA, INC.


                               INDEX TO FORM 10-Q


                                                                                                          Page
                                                                                                          ----
PART I:           FINANCIAL INFORMATION


Item 1:           Consolidated Financial Statements

                  Consolidated Balance Sheets - March 31, 2002 and June 30, 2001                             2

                  Consolidated Statements of Operations for the Quarters and Nine
                  Months ending March 31, 2002 & 2001 and from the beginning of
                  Development Stage on July 1, 1992 to March 31, 2002                                        4

                  Consolidated Statements of Cash Flows for the Quarters and Nine
                  Months ending March 31, 2002 & 2001 and from the beginning of
                  Development Stage on July 1, 1992 to March 31, 2002                                        5

                  Notes to Consolidated Financial Statements                                                 7

Item 2:           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.                                                                12


PART II:          OTHER INFORMATION

Item 1:           Legal Proceedings                                                                         15

Item 2:           Changes in Securities                                                                     15

Item 3:           Defaults Upon Senior Securities                                                           15

Item 4:           Submission of Matters to a Vote of Security Holders                                       15

Item 5:           Other Information                                                                         15

Item 6:           Exhibits and Reports on Form 8-K                                                          16

SIGNATURE                                                                                                   16

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                                         March 31         June 30
                                                           2002             2001
                                                       ------------     ------------
                                                        (Unaudited)       (Audited)

ASSETS

Current Assets:

    Cash at bank                                       $    571,915     $    143,215
    Restricted cash                                          89,006           42,863
    Related party receivables                                54,720           54,720
    Prepaid expenses                                        252,480          248,667
                                                       ------------     ------------

Total Current Assets:                                       968,121          489,465
                                                       ------------     ------------

Fixed Assets                                                 20,154           28,712
                                                       ------------     ------------

Other Assets:

    Lease acquisition and development costs               6,152,965        5,536,337
    Plant construction in progress                        8,371,450        8,057,108
    Deferred financing costs                                566,182          414,678
    Loan guarantee fees, net                                 21,400          104,723
    Note receivable - related party                          15,000           15,000
    Interest receivable                                       4,142            3,879
    Deposits & bonds                                        115,650          115,650
                                                       ------------     ------------

Total other assets                                       15,246,789       14,247,375
                                                       ------------     ------------

Total Assets:                                          $ 16,235,064     $ 14,765,552
                                                       ============     ============

                              (Continued over page)


       (The accompanying notes are an integral part of these consolidated financial statements)

                                  AMERALIA INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                       March 31          June 30
                                                                                         2002              2001
                                                                                     ------------      ------------
                                                                                     (Unaudited)         (Audited)
LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:

    Accounts payable                                                                 $    879,350      $    370,208
    Royalties payable                                                                     485,417           429,167
    Guarantee fees payable                                                                 74,000         1,415,000
    Accrued expenses                                                                       35,002            28,689
    Due to related parties                                                                397,513           187,948
    Notes payable                                                                      11,450,583         9,725,583
    Interest payable                                                                       20,371            73,170
                                                                                     ------------      ------------

    Total current liabilities                                                          13,342,236        12,229,765
                                                                                     ------------      ------------

Commitments and contingent liabilities                                                         --                --


SHAREHOLDERS' EQUITY

    Preferred stock, $0.05 par value;  1,000,000 authorized; 82
       and 82 issued and outstanding respectively:                                              4                 4
    Common stock, $.01 par value; 100,000,000 shares authorized
      Issued at March 31, 2002: 13,897,276 and at June 30, 2001: 12,042,276:              138,973           120,423
    Additional paid in capital                                                         21,257,122        19,424,422
    Prepaid construction costs                                                         (1,223,000)       (1,223,000)
    Accumulated deficit                                                               (17,280,271)      (15,786,062)
                                                                                     ------------      ------------

Total Shareholders' Equity:                                                             2,892,828         2,535,787
                                                                                     ------------      ------------

Total Liabilities & Shareholders' Equity:                                            $ 16,235,064      $ 14,765,552
                                                                                     ============      ============

       (The accompanying notes are an integral part of these consolidated financial statements)

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                  From the
                                                                                                                 Beginning of
                                                                                                                 Development
                                             Qtr               Qtr            Nine Mths         Nine Mths         Stage on
                                            ending            ending            ending           ending         Jul 1, 1992 to
                                            Mar 31            Mar 31            Mar 31            Mar 31            Mar 31
                                             2002              2001              2002              2001              2002
                                         ------------      ------------      ------------      ------------     --------------

REVENUES                                 $         --      $         --      $         --      $         --      $         --

EXPENSES
    General & administrative                  415,819           243,184         1,055,651         1,035,620        10,185,087
    Depreciation & amortization                 1,698             3,500             8,558            10,500           100,636
                                         ------------      ------------      ------------      ------------      ------------
Total Expenses                                417,517           246,684         1,064,209         1,046,120        10,285,723
                                         ------------      ------------      ------------      ------------      ------------
(LOSS) FROM OPERATIONS                       (417,517)         (246,684)       (1,064,209)       (1,046,120)      (10,285,723)
                                         ------------      ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE)

    Other income                                   --                --                --                --                29
    Investment income                              --                --                --                --            89,760
    Other financing costs                    (144,390)          (76,552)         (257,323)         (125,862)         (431,695)
    Gain on settlement of debt                     --                --                --                --            53,800
    Interest income                               420             2,409             1,100             7,861           333,841
    Interest expense                          (61,831)          (57,666)         (166,987)         (128,454)       (1,347,757)
    Foreign currency gain (loss)                   --                --                --                --           (63,572)
                                         ------------      ------------      ------------      ------------      ------------
    Total other income (expense)             (205,801)         (131,809)         (423,210)         (246,455)       (1,365,594)
                                         ------------      ------------      ------------      ------------      ------------
NET LOSS BEFORE
INCOME TAX (EXPENSE) BENEFIT                 (623,318)         (378,493)       (1,487,419)       (1,292,575)      (11,651,317)
                                         ------------      ------------      ------------      ------------      ------------
    Income tax (expense) benefit                   --                --                --                --                --
                                         ------------      ------------      ------------      ------------      ------------
NET LOSS                                 $   (623,318)     $   (378,493)     $ (1,487,419)     $ (1,292,575)     $(11,651,317)
                                         ============      ============      ============      ============      ============


BASIC NET LOSS PER SHARE                 $     (0.047)     $     (0.032)     $     (0.120)     $     (0.125)

WEIGHTED AVERAGE
SHARES OUTSTANDING ('000)                      13,165            11,880            12,445            10,335

       (The accompanying notes are an integral part of these consolidated financial statements)

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                         From the
                                                                                                                       Beginning of
                                                                                                                       Development
                                                       Qtr              Qtr           Nine Mths        Nine Mths        Stage on
                                                      ending           ending          ending           ending        Jul 1, 1992 to
                                                      Mar 31           Mar 31          Mar 31           Mar 31           Mar 31
                                                       2002             2001             2002             2001             2002
                                                   ------------     ------------     ------------     ------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                         $   (623,318)    $   (378,493)    $ (1,487,419)    $ (1,292,575)    $(11,651,317)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Bad debt                                                 --               --               --               --          624,798
    Stock issued for services rendered                       --           47,405               --          104,405           94,405
    Depreciation & amortization                           1,698            3,500            8,558           10,500          110,214
    Exchange (gain) loss                                     --               --               --               --         (168,556)
    (Gain) on settlement of debt                             --               --               --               --          (53,800)
  Change in Operating Assets and Liabilities:
    (Increase) Decrease in:
      Notes receivable                                       --               --               --               --        1,300,497
      Restricted cash                                   153,857               --          (46,143)              --          (89,006)
      Accounts & interest receivable                         --             (904)            (263)            (904)          (3,477)
      Related parties receivables                            --            2,975               --               --          (54,720)
      Prepaid expenses                                   (8,314)          20,500           (3,813)         (24,015)        (234,480)
      Deposits & bonds                                       --               --               --          (42,863)        (115,650)
      Other assets                                       58,025          280,688          (68,181)        (822,714)        (656,566)
    Increase (decrease) in:
      Bank overdraft                                         --          (16,116)              --          (38,356)              --
      Due to related parties                             44,765          (55,398)         209,565          (54,228)         316,211
      Accounts payable and royalties payable            464,248          (78,105)         565,392         (501,124)       1,355,963
      Accrued expenses                                   (1,113)         (16,648)            (477)         (15,922)          28,179
      Guarantee fees payable                              9,000               --          439,000          830,000        1,854,000
      Interest payable                                  (47,545)         (39,740)         (52,799)         (82,887)         (98,695)
                                                   ------------     ------------     ------------     ------------     ------------

Cash flows from operating activities                     51,303         (230,336)        (436,580)      (1,930,683)      (7,442,000)

CASH FLOWS FROM INVESTING ACTIVITIES
    Lease exploration & development expenditure         (71,193)         (90,200)        (616,628)        (158,777)      (5,043,584)
    Plant construction                                 (264,089)        (455,295)        (314,342)      (1,149,855)      (8,294,450)
    Purchase of property & equipment                         --           (5,205)              --          (14,226)        (118,147)
    Cash paid on note receivable - related                   --            5,000               --            5,000          (25,000)
    Liquidation of RIT investment                            --               --               --               --          418,346
    Cash received from notes receivable                      --               --               --               --         (134,853)
                                                   ------------     ------------     ------------     ------------     ------------

Cash flows from investing activities               $   (335,282)    $   (545,700)    $   (930,970)    $ (1,317,858)    $(13,197,688)

       (The accompanying notes are an integral part of these consolidated financial statements)

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                                                                         From the
                                                                                                                       Beginning of
                                                                                                                        Development
                                                           Qtr             Qtr          Nine Mths       Nine Mths        Stage on
                                                          ending          ending          ending          ending      Jul 1, 1992 to
                                                          Mar 31          Mar 31          Mar 31          Mar 31          Mar 31
                                                           2002            2001            2002            2001            2002
                                                       ------------    ------------    ------------    ------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES

    Cash received from issuance of stock               $         --    $         --    $     71,250    $         --    $  9,312,846
    Additional capital contributed                               --              --              --              --         307,372
    Cash received from notes                                625,000       1,100,000       1,725,000       3,721,583      12,203,805
    Payments on notes                                            --              --              --              --        (612,658)
                                                       ------------    ------------    ------------    ------------    ------------

Cash flows from financing activities                        625,000       1,100,000       1,796,250       3,721,583      21,211,365

NET INCREASE (DECREASE) IN CASH                             341,021         323,964         428,700         473,042         571,677

Cash and cash equivalents at beginning of period            230,894         154,058         143,215           4,980             238
                                                       ------------    ------------    ------------    ------------    ------------

Cash and cash equivalents at end of period             $    571,915    $    478,022    $    571,915    $    478,022    $    571,915
                                                       ============    ============    ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

    Income taxes                                       $         --    $         --    $         --    $         --    $         --
    Interest                                           $         --    $    232,577    $    110,410    $    618,094    $    861,625

NON CASH INVESTING & FINANCING ACTIVITIES

    Common stock issued for payment of obligations     $         --    $         --    $         --    $         --    $    698,781
    Common stock issued for services rendered          $         --    $     47,405    $         --    $    104,405    $     94,405
    Payment of preferred stock dividends
      through the issuance of additional
      common and preferred stock                       $         --    $         --    $         --    $    149,300    $  1,592,713
    Common stock issued as prepaid construction cost   $         --    $         --    $         --    $         --    $  1,300,000
    Common stock issued for financing cost             $         --    $         --    $         --    $     45,000    $    105,000
    Common stock issued for conversion of guarantee
       fees payable                                    $  1,780,000    $         --    $  1,780,000    $         --    $  1,780,000


       (The accompanying notes are an integral part of these consolidated financial statements)

                                 AMERALIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As at March 31, 2002 and June 30, 2001
                and for the Periods ended March 31, 2002 and 2001

NOTE 1. BASIS OF FINANCIAL STATEMENT PRESENTATION.

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent restated audited financial statements and notes thereto included in its June 30, 2001 Annual Report on Form 10-K as subsequently amended and filed on Form 8K (see below). Operating results for the nine months ended March 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for the years ending June 30, 2002 and 2001.

         The Company filed on Form 8-K dated February 6, 2002, Restated Consolidated Financial Statements for the years ended June 30, 2001 and 2000, together with the report from its independent certified accountants. As discussed in the notes to the financial statements, certain errors were discovered regarding the capitalization of loan guaranty fees which resulted in understatements of assets and equity, as well as overstating the net loss for the years ended June 30, 2001 and 2000. The combined error totalled $961,921. Consequently, the restated shareholders' equity at June 30, 2001 was $2,535,787 compared with the previously reported $1,573,866. The differences represent capitalization of loan guaranty fees paid by the Company during the years ended June 30, 2001 and 2000. These fees were incurred to secure financing for the Rock School Lease project development. Such capitalization is consistent with FASB Statement 34 "Capitalization of Interest Cost". Consequently, the financial statements for the quarter ending March 31, 2001 have been restated to reflect these corrections.

NOTE 2. GOING CONCERN.

         The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we do not have significant cash or other material assets, nor do we have an established source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We intend to generate revenue through the manufacture and sale of sodium bicarbonate products. However, we cannot begin production until long-term financing for the construction of our plant is obtained and our plant completed. The Company depends on the continued support of its guarantors and lenders, however, there is no assurance this support will be maintained or that the Company will be successful in its plans.

                                 AMERALIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As at March 31, 2002 and June 30, 2001
                and for the Periods ended March 31, 2002 and 2001

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

                                 AMERALIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As at March 31, 2002 and June 30, 2001
                and for the Periods ended March 31, 2002 and 2001

NOTE 3. NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

         SFAS No. 144 -- On October 3, 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. SFAS 144 supercedes SFAS Statement No. 121 (FAS 121). "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business."

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

NOTE 4. MATERIAL EVENTS

         As the Company has previously announced, it met with a hearing panel formed by Nasdaq to consider removing AmerAlia common stock from the Nasdaq SmallCap market. As previously reported on Form 8K, AmerAlia has received notification from the Nasdaq Stock Market that it has extended listing on the SmallCap market subject to:

         (a) AmerAlia's Form 10Q for the quarter ending March 31, 2002 must be filed on or before May 15, 2002 and that filing must demonstrate net tangible assets of at least $2,000,000 and/or shareholder's equity of at least $2,500,000; and

         (b) On or before August 14, 2002 AmerAlia must demonstrate a closing bid price of at least $1.00 per share, and immediately thereafter, AmerAlia must evidence a closing bid price of $1.00 per share for a minimum of ten days.

         This filing complies with the first condition. While AmerAlia hopes that its share price will respond to the progress of its business plan, AmerAlia has no control over the market for its common stock.

                                 AMERALIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As at March 31, 2002 and June 30, 2001
                and for the Periods ended March 31, 2002 and 2001

NOTE 4. MATERIAL EVENTS (continued)

         During October 2001, the Company granted 75,000 stock options to a new member of the board of directors of the Company. These options were issued with an exercise price of $0.71 per share. These options vest immediately and expire three years from the date of grant. The Company estimated the fair value of these options at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the options, respectively; dividend yield of zero percent for all years; expected volatility of 1.081%; risk-free rates of 2.770 percent and expected life of 3.0 years. As a result of applying SFAS No. 123 to the stock options granted to the new board member, the Company did not recognize an additional expense for the nine months ended March 31, 2002.

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

         On March 5, 2002 the Company borrowed $25,000 from a shareholder, an accredited investor, for three months, at an annual interest rate of 8% and for a guaranty fee of $10,000 to be satisfied through the issue of 10,000 shares of restricted common stock.

         During March 2002, the Company reached an agreement with its note holder, the Bank of America, NA, to extend the due date of its approximately $10,000,000 loan that was due on March 31, 2002. The due date of the loan has been extended until June 30, 2002 with the consent of the bank and the guarantor of the repayment. As part of the agreement, the Company paid approximately $120,000 in fees and interest in advance for three months.

         On March 29, 2002, the Company entered into an "Additional Guaranty Agreement" with two existing shareholders of the Company for the guaranty of a note from Harris Bank. The Company borrowed an additional $600,000 from Harris Bank, at 6.75% interest per annum, and is due on June 30, 2002. The Company will pay the guarantors an amount equal to 1.0833% of the amount of the aggregate loan per month the loan is outstanding. The guaranty fee is payable in the Company's common stock at a $1.00 per share.

NOTE 5. SUBSEQUENT EVENTS

         On April 1, 2002, the Company entered into a "Fourth Amended and Restated Guaranty Agreement" with the Jacqueline Badger Mars Trust for the guaranty of a note from the Bank of America, NA. The Company will pay the guarantor an amount equal to 1.0833% of the amount of the aggregate loan per month the loan is outstanding. The guaranty fee is payable in the Company's common stock at a minimum of $1.00 per share with the number of shares issued subject to adjustment based on future market prices.

                                 AMERALIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As at March 31, 2002 and June 30, 2001
                and for the Periods ended March 31, 2002 and 2001

NOTE 4. SUBSEQUENT EVENTS (continued)

         During April 2002, the Company repaid an existing obligation of $100,000 due to two existing shareholders of the Company. Also, during April 2002, the Company issued 74,000 shares of its common stock at $1.00 per share in payment of guaranty fees due to two existing shareholders of the Company in satisfaction of guaranty fees payable.

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

         During the March quarter, as discussed further below, we continued various negotiations to acquire complementary business activities. However, concluding any agreement requires our meeting numerous conditions including the finalisation of purchase agreements and a significant amount of financing. We reached an agreement with US Filter to provide construction financing for the development of our Rock School Lease, but US Filter's agreement is subject to numerous conditions and US Filter has not yet advanced any funds under that agreement. Our recent activities and shortage of working capital have caused us to defer our plans to build on the Rock School Lease. US Filter has the right to terminate the current contract and, if it did, we would be liable for breakage fees and other costs which could be substantial. Until we receive long-term funding to develop the Rock School Lease and/or develop other strategic alliances, we will continue to be dependent upon equity placements to accredited investors and short-term financing as in the past. We will continue to engage in appropriate cash management techniques. In recent years, we have been able to finance our activities through short-term borrowings and raising new equity investment. This situation has aggravated our working capital shortage and imposed high interest payments, while allowing us to meet our more pressing financial needs and increase our investment in the Rock School Lease.

         In December, 2001 we borrowed an additional $1 million from the Bank of America increasing our loan to approximately $10 million. This loan is guaranteed by our principal shareholder for a fee of $1,780,000, as discussed in our filing on Form 10K for the year ended June 30, 2001, and subsequently in December 2001 on Form 8K when we negotiated the increase and extension of the loan facility. As discussed below at Item 2. "Changes in Securities", we completed an agreement with the Trust on February 6, 2002 to convert this liability into equity. This added $1,780,000 to the Company's net tangible assets.

         This loan was due for repayment on March 31, 2002 but we renegotiated this term as we discussed in our filing on Form 8K reporting an event of March 29, 2002. AmerAlia paid the Bank of America interest for its existing loan of approximately $10 million and, with the consent of the Trust (a principal shareholder of AmerAlia and guarantor of repayment of the loan), extended the due date to June 30, 2002.

         On March 5, 2002 the Company borrowed $25,000 from a shareholder, an accredited investor, for three months, at an annual interest rate of 8% and for a guaranty fee of $10,000 to be satisfied through the issue of 10,000 shares of restricted common stock.

         We have also borrowed $500,000 from the Harris Bank. We were liable for a guaranty fee of $74,000 for the provision of this facility and in April, 2002 we issued 74,000 shares in satisfaction of this guaranty with the number of shares subject to adjustment based on future market prices of our common stock. In October, 2001 we borrowed a further $100,000 from two shareholders and this was repaid in April 2002 from the proceeds of a new $600,000 loan AmerAlia received from the Harris Bank in March 2002. This loan was possible as a result of a loan guaranty made by these two accredited investors who are existing shareholders of AmerAlia. - Robert C. Woolard and Charles D. O'Kieffe. In addition to the repayment of the $100,000, the funds were used to pay $120,000 for fees and estimated interest in advance for three months on our $10 million loan from the Bank of America. These expenditures resulted in net proceeds to the company of $380,000. We have used a portion of these proceeds to reduce existing obligations including accounts payable, outstanding compensation due to officers and directors and for working capital purposes in connection with the negotiation of our debt facility, equity investment and construction of a plant on our Rock School Lease or the possible acquisition of neighbouring sodium bicarbonate resources.

         AmerAlia entered into guaranty agreements with both of Messrs. Woolard and O'Kieffe on the one hand, and the Trust on the other, by which AmerAlia agreed to pay a fee for guaranteeing the loans in an amount equal to 1.083% of the amount of the loans received per month while the loans are outstanding. This compensation is payable in shares with an issue price determined as follows:

         To the extent the average closing price of AmerAlia's common stock as reported by The Nasdaq Stock Market, Inc. SmallCap Market (or the OTC Bulleting Board or other quotation medium selected by AmerAlia if AmerAlia's common stock is not, at that time quoted on the Nasdaq SmallCap Market) for the 30 days following an announcement by AmerAlia that:

         (a) it has obtained all debt and equity financing necessary for either (i) the construction of a plant of its own on the Rock School Lease, or (ii) an alternative business acquisition or development proposal, including a proposal involving the possible acquisition of a neighbouring property; or

         (b) AmerAlia has made a determination to pursue other arrangements not involving either of those set forth in clauses (a) (i) or
                  (ii).

provided that the issue price will not be less than $1.00 nor greater than $2.50 per share. The payment of the fee in shares will be subject to shareholder approval if required by the rules of The Nasdaq Stock Market and, if not approved by the shareholders, will be payable in cash not later than the date for repayment of the loan. The loans owed to the Harris Bank and the Bank of America are due June 30, 2002 and, at this time, AmerAlia does not have the funds necessary to repay the loans.

         AmerAlia has no assurance that either date will be extended. AmerAlia is currently pursuing a development plan which includes the possible acquisition of a sodium bicarbonate producing plant with debt and equity investment in excess of $30 million that AmerAlia hopes will be provided by third parties. Although AmerAlia has had favourable discussions with the prospective vendor of the assets, a definitive purchase agreement has not been negotiated. Furthermore, although AmerAlia has received positive indications from the prospective lender and equity investors, AmerAlia has not reached any final agreement with any of these parties and there can be no assurance that AmerAlia will be able to obtain the necessary financing, even if it does reach agreement with the entity contemplating selling the assets to AmerAlia. As a result, AmerAlia cannot offer any assurance that we will be able to complete the transactions to provide for the repayment in full of the outstanding debt by June 30, 2002 as required by the lenders and guarantors. If AmerAlia is not able to repay these loans, the banks have the right to call the loans and require payment from the guarantors; the guarantors then have the right to require payment from AmerAlia and to foreclose against AmerAlia's assets which are pledged to collateralize these guarantees.

         During the nine months ended March 31, 2002, we raised $75,000 through the issue of 75,000 shares of restricted common stock to an accredited investor and borrowed an additional $1,725,000 as discussed above. We funded our operating loss and invested a further $930,970 in our Rock School Lease project and plant construction activities We obtained additional funding from increases in accounts and royalties payable $565,392, accrual of unpaid compensation due to related parties $209,565 and an increase in guaranty fees payable $439,000.

Results of Operations

         Since we do not generate revenues from operations, any income we receive is generally derived from interest earned on funds on deposit. Interest income the nine months ended March 31, 2002 was $1,100 (last year: $7,861). As a result of our working capital shortages, we have curtailed our general and administrative expenses; $1,055,651 for the nine months ended March 31, 2002 (last year: $1,035,620). Interest expense is higher as a result of the higher level of debt, although falling interest rates have been beneficial, $166,987 (last year: $128,454). As much of the debt has been used to fund capital expenditures, we capitalised a further $311,830 of interest expenditure (last year: $271,655).

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

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

         In July, 1999, AmerAlia filed a complaint against Mr. Hudson in the Colorado District Court for Arapahoe County, Colorado (civ. act no. 99-CV-2207) (the "State Action"). In December 1999, Mr. Hudson filed an answer with counterclaims in the State Action in which he denied the material allegations of AmerAlia's complaint and made certain representations of fact against AmerAlia which AmerAlia has denied.

Item 2:  Changes in Securities

         On February 6, 2002 the Company completed an agreement with a principal shareholder, the Jacqueline Badger Mars Trust, by which the Trust has converted its guaranty fee payable of $1,780,000 into equity. The terms of the subscription agreement provided for the issue of 1,780,000 restricted shares of common stock at $1 per share with the additional provision that if the Company makes an announcement of permanent financing or a strategic alliance before December 31, 2002, then the number of shares to be issued will be recalculated based on the market prices of the Company's stock for the thirty days following an announcement, up to a maximum price of $2.50 per share.

         On May 6, 2002 the Company completed an agreement with two shareholders, Messrs. Woolard and O'Kieffe by which they have converted their guaranty fee payable of $74,000 into equity. The terms of the subscription agreement provided for the issue of 74,000 restricted shares of common stock at $1 per share with the additional provision that if the Company makes an announcement of permanent financing or a strategic alliance before December 31, 2002, then the number of shares to be issued will be recalculated based on the market prices of the Company's stock for the thirty days following an announcement, up to a maximum price of $2.50 per share.

         No underwriters were involved in these transactions, and the Company paid no underwriting discounts or commissions. The Company relied upon the exemption from registration provided in the following sections of the Securities Act of 1933: Section 3(a)(9) (for transactions involving an exchange of securities with an existing security holder where no commission or other remuneration is paid); Section 4(2) (for transactions not involving a public offering); and Section 4(6) (for transactions with accredited investors only).

         During October 2001, the Company granted 75,000 stock options to a new member of the board of directors of the Company. These options were issued with an exercise price of $0.71 per share. These options vest immediately and have a maturity of three years from the date of grant.

Item 3:  Defaults Upon Senior Securities

         None.

Item 4:  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5:  Other Information

         Not applicable.

Item 6:  Exhibits and Reports on Form 8-K

         There are no exhibits to this Quarterly Report on Form 10Q.

         On April 5, 2002 we filed a current report on Form 8K reporting an event of March 29, 2002 under Item 5 ("Nasdaq Extension", "Loan Extension and New Proceeds"; and "Item 701 Disclosure"; and providing exhibits under Item 7 (the Fourth Amended and Restated Guaranty Agreement with the Mars Trust).

         On February 14, 2002 we filed a current report on Form 8K reporting an event of February 6, 2002 under Item 5 and providing exhibits under Item 7 (which included AmerAlia's restated financial statements for the year ended June 30, 2001).

         On December 26, 2001 we filed a current report on Form 8K reporting an event of December 17, 2001 under Item 5 and providing exhibits under Item 7 (which included the Third Amended and Restated Guaranty Agreement with the Mars Trust and the renewed Rock School Lease).

         On July 5, 2001 we filed a current report on Form 8K reporting an event of June 21, 2001 under Item 5 (summary of the annual meeting of shareholders).


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized representative.

                                 AMERALIA, INC.




May 8, 2002                             By:  /s/ Robert van Mourik
                                             -----------------------------------
                                             Robert van Mourik
                                             Executive Vice President, Chief
                                             Financial Officer and principal
                                             financial and accounting officer.