Form 10KSB
period 2002-06-30
AMERALIA INC
filed 2002-10-15
CIK 811419

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended June 30, 2002
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-15474

                                 AMERALIA, INC.
                               ------------------
               (Exact name of Company as specified in its charter)

             Utah                                                87-0403973
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

              20971 E. Smoky Hill Rd., Centennial, Colorado 80015
              ---------------------------------------------------
                    (Address of Principal Executive Offices)

                 818 Taughenbaugh Blvd., Rifle, Colorado 81650
                 ---------------------------------------------
                 (Address of former Principal Executive Offices)

Company's telephone number, including area code:                (720) 876-2373
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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.                                                           [ ]
Revenues for the fiscal year ending June 30, 2002:                          Nil.

Shares of common stock, $.01 par value, outstanding as of September 1, 2002:
14,538,176. Aggregate market value of the voting stock held by non-affiliates of AmerAlia as of September 1, 2002 was approximately $4,378,000. The estimate is based on the last sale price per share and an estimated 6,253,872 shares held by non-affiliates.

Documents incorporated by reference:  NONE.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

(A)      BUSINESS DEVELOPMENT

         General. AmerAlia, Inc. was incorporated in Utah on June 7, 1983, originally under the name "Computer Learning Software, Inc." We changed our name to AmerAlia, Inc. in January 1984. We acquired various investments in Australia that have long since been sold. Since 1989, we have been a single purpose company engaged in establishing a chemical business in the production of environmentally benign sodium bicarbonate and related products. When we use the term "We" or "AmerAlia" in this annual report, we are referring to AmerAlia, Inc. and its wholly-owned subsidiaries, Natural Soda, Inc. and Natural Soda AALA, Inc.

         In 1989, we purchased an interest in a federal sodium lease, known as the Rock School Lease, in Rio Blanco County, Colorado. In 1992, we acquired the lease and in 2001, the Bureau of Land Management ("BLM") renewed the lease for a further ten years. In October 2000, we created a wholly owned subsidiary, Natural Soda, Inc., to own our sodium bicarbonate assets and to operate our anticipated soda business. We believe that the existence of Natural Soda will simplify long-term debt security placement and enable us ultimately to create a strong marketing identity. As described in more detail below, we are one of three companies holding federal leases granted within the Rio Blanco County, Colorado.

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

         Initially, we planned to produce sodium bicarbonate through building a solution mining and recovery facility on our Rock School Lease. During 2001, we became aware that another sodium bicarbonate producing business was being offered for sale. Since then we have had numerous discussions with representatives of the vendor and prospective financing sources in an effort to purchase the business. We have not yet concluded a definitive purchase agreement nor obtained definitive commitments for the financing. Consequently, we cannot offer any assurance that we shall be able to complete this transaction. The proposed business acquisition would enable us to utilize the equipment and engineering already completed for the Rock School Lease project to expand the existing operations. We believe this would lead to significant cost savings. If we are able to complete the purchase, we believe that this is preferable to developing the Rock School Lease. Consequently, we have deferred our plans to build our facility on the Rock School Lease, although we continue to maintain our flexibility to construct a plant on the Rock School Lease if we are not able to acquire the alternative business.

         We have not been involved in any bankruptcy, receivership, or similar proceedings.

Forward Looking Statements and Risk Factors Statement pursuant to 1933 & 1934 Securities Acts

         Our future conduct depends on a number of factors beyond our control, so we cannot offer any assurance we will be able to conduct our operations as we contemplate in this report. This report contains various statements using the terms "may", "expects to", and other terms denoting future possibilities. They are forward-looking statements. We cannot guarantee the accuracy of these statements as they are subject to a variety of risks beyond our ability to predict or control. These risks may cause actual results to differ from the projections or estimates contained in this report. These risks include, but are not limited to, the possibility the described operations, reserves, exploration or production activities will not be completed on economic terms. Undertaking exploration, development and mining of mineral properties, significant construction projects, and the manufacture and marketing of chemical products is risky. Many of these risks are described in this report and it is important that each person reviewing this report understands the risks accompanying the establishment of our proposed operations. These risks and factors include:

     - The most significant risk we face results from our recent change of focus from developing our own lease to attempting to purchase another business. We have performed a significant amount of study on the economics of our Rock School project and have received reports from R.W. Beck and others which substantiate our view that the Rock School project can be completed economically over approximately an 18 month period of time provided adequate financing is available on reasonable terms. We have recently changed our focus to the possible acquisition of another business yet we may not be able to complete this acquisition.

     - As noted above and throughout this report, we have incurred continuous operating losses and have been required to finance significant cash expenditures through debt and equity investments from accredited investors. We need a significant amount of debt and equity financing to be able to pursue either the completion of the Rock School project or the purchase of another business. Although we have been seeking such financing for more than the past two years and although we have raised limited amounts of financing to complete the work concluded to date, we have been unable to conclude definitive arrangements for the significant financing we require for the proposed acquisition or the Rock School project. For the most part, existing shareholders have provided the interim financing we have used, either through equity investment or by guaranteeing our loans at commercial financial institutions. We currently have significant working capital shortages and have deferred certain salaries and payment of our accounts payable.

     - Until we can generate revenues from operations we must raise further debt and equity capital to fund operating losses. We historically have had, and we continue to have, operating losses and significant working capital shortages. Our stock has been quoted on the Nasdaq SmallCap stock market and has provided accredited investors purchasing equity prospects of liquidity. In August 2002 Nasdaq removed our stock from the Nasdaq SmallCap stock market for failure to meet the minimum bid price requirements although the company complied with all the other conditions for continued listing. Our stock is now listed on the Over-the-Counter Bulletin Board. This may make raising equity capital more difficult to accomplish. See Item 6 - "Management's Discussion and Analysis or Plan of Operation".

     - As a result of the $7.3 million we have advanced to US Filter, engineering and procurement for the Rock School project is nearly complete. We have acquired most critical delivery equipment and materials and (subject to adequate funding) we are ready to begin field construction of the Rock School Project.

               - However, US Filter is not obligated to provide the construction funding under the Design/Build Agreement unless we can establish adequate long-term financing. Consequently, if we cannot obtain this financing we will not be able to achieve our corporate objectives. We will incur significant penalties if the US Filter construction program does not proceed and we will have spent millions of dollars of corporate funds on the preliminary design and construction activities.

               - Furthermore, we have changed our focus from the construction of the Rock School project to the possible acquisition of another business. Although we believe that much of the equipment we have acquired will be useful should we acquire the proposed business, we have not explored these alternatives with US Filter nor completed any engineering analysis to prove whether our assumptions are accurate.

     - We have not negotiated long term employment and compensation arrangements with our officers pending resolution of long-term financing. The loss of the services of any of our officers could have a material adverse effect on our operations.

     - Although we have obtained a significant amount of information about our Rock School Lease and we believe that the mineral resources can be extracted economically, we cannot test this belief until operations commence. Actual operations may differ from our predictions and we may have to spend more to rectify these differences.

     - Mining activities are subject to intensive federal, state, and local government regulation and scrutiny in a number of different areas including worker safety and health and environmental protection.

     - We have limited commitments from prospective purchasers of sodium bicarbonate assuming we are able to commence production.

(B)      BUSINESS OF ISSUER

         We are currently involved in only one industry segment: seeking to finance and construct a solution mining facility and processing plant for the manufacture of sodium bicarbonate and related products.

General Discussion

         The Piceance Creek Basin. We are one of three companies holding federal leases granted within the Piceance Creek Basin in Rio Blanco County, Colorado. The others are White River Nahcolite Minerals Limited Liability Co. and American Soda, LLP. The Piceance Creek Basin covers a unique, major natural resource of nahcolite, a mineral form of naturally occurring sodium bicarbonate. The Piceance Creek Basin is both an elevated structural basin and a topographic basin. The topographic basin is approximately 1,600 square miles ranging from 5,000 ft to 8,500 ft above sea level. The Uinta Formation generally extends from surface to 1,000 feet below the surface. The Uinta is primarily sandstone and siltstone of no known economic interest while the Green River Formation lies below the Uinta. It contains the prospectively valuable oil shale and sodium minerals mostly at depths of 1,000 to 3,000 feet. The saline zone of the Green River Formation contains abundant quantities of the sodium minerals nahcolite, halite and dawsonite. The saline zone contains the largest known deposit of nahcolite in the world. A thick sequence of sedimentary rocks occurs beneath the Green River Formation. These rocks are prospectively valuable for oil, gas and coal, mostly at depths exceeding 3,000 feet. The sodium minerals leases permit the owners only to recover sodium minerals.

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

         We completed a core drilling and evaluation project in 1996. This demonstrated the lateral continuity of this deposit beneath much of the Rock School Lease. We believe this lateral continuity continues under the leases held by the other two companies which hold sodium leases in the Piceance Creek Basin:
White River Nahcolite Minerals Ltd. Liability Co. and American Soda LLP. We believe it is reasonable to assume that the concentrations found in the Dunn 20-1 hole also exist beneath much of the Rock School Lease and the other leases. We conducted the core drilling project to better determine the extent of mineralization and the strength of the rocks in the proposed solution mining area. The project identified a nahcolite mining interval with a vertical height of 510 feet. The concentration within the interval averaged 26.4% nahcolite. We engaged an independent consulting firm, Agapito & Associates, to supervise the core hole drilling and to conduct studies on core assays, mining interval, cavity design, rock strength and geological evaluation.

         Consequently, we believe the nahcolite deposit within the Rock School Lease and the other leases is of significant size. However, not all of this resource can be recovered with existing technology and within existing BLM lease conditions. The economic viability of recovering the sodium bicarbonate cannot be established until the resource is brought into production, or until substantial additional engineering work is completed.

         Our activities in pursuing our operations on the Rock School Lease are set out more fully below. (See "Exploration and Development Work To Date.")

         The Sodium Bicarbonate Market. In 1998, we commissioned Harriman Chemsault Ltd., a London based marketing consultancy specialising in the chlor-alkali sector of the chemical industry, to provide a study of the global market for sodium bicarbonate with special emphasis on the United States. A further marketing study prepared by TvanF Associates in July 1999 and updated for R.W. Beck, Engineers in April 2000 reaffirmed the findings of the initial study. The existing and long established market for sodium bicarbonate is principally for food grade, animal feed and commercial usage with delivered sale prices of $200-400 per ton, depending on grade. A few suppliers producing synthetic sodium bicarbonate from soda ash (sodium carbonate) dominate this market. They sell their product under well-established brand names. Based on publicly available information, we believe the cost of producing synthetic sodium bicarbonate exceeds $150 per ton. The United States and Canadian markets currently absorb about 520,000 tons of sodium bicarbonate annually for the animal feed market, industrial markets, food-grade sodium bicarbonate and for pharmaceutical uses. Based on these marketing studies and other public information, we believe that the animal feed market, with delivered prices of approximately $240 per ton, accounts for approximately 135,000 tons of this usage.

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

         Marketing Arrangements. We are aware that distributors experience constant difficulties securing long-term supplies of animal feed grade sodium bicarbonate. We have non-binding agreements with two long-standing distributors of sodium bicarbonate to the livestock industry. Neither of these distributors has any obligation to purchase sodium bicarbonate from us. If the distributors choose to take production from us when it is available, they will have the opportunity to enter into exclusive arrangements with us to supply the animal feed market. The distributors will also have the opportunity to acquire sodium bicarbonate from us at a wholesale price. The contracts become effective only when the buyers place their first order after we commence production or have it available from an alternative source. At this time, we cannot reliably estimate when we will have product for sale. We have also received a letter of intent from a third distributor indicating a capacity to distribute additional tonnage of sodium bicarbonate. These distributors cover most of the United States and Canada.

         Competition. We anticipate that any nahcolite production from the Rock School Lease or other property will be marketed in traditional sodium bicarbonate markets in competition with large and well-established companies. The animal feed market is subject to competition from other suppliers of sodium bicarbonate and alternative rumen buffers. The resources of those companies far exceed those of AmerAlia.

         Based on preliminary engineering models, we believe that either at the Rock School project (should we build a plant) or through the acquisition of an alternative business (should we complete the purchase), we will have a cost advantage over producers of sodium bicarbonate using soda ash as a raw material. There is a number of synthetic animal feed supplements which compete with sodium bicarbonate. Based on our informal surveys, we believe the animal feed market will prefer to use naturally occurring sodium bicarbonate to a synthetic alternative. If our plans prove to be accurate, our production costs should allow us to have a significant cost advantage in the animal feed market.

         Although the sodium resource in the Piceance Creek Basin is believed to be of substantial size, the AmerAlia, White River, and American Soda leases are the only leases currently issued by the BLM. We do not regard competition in the long term as being significant since we believe the market can absorb the anticipated production and high cost producers will yield market share.

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

         We purchased the Rock School Lease from Kinder on December 10, 1992. We amended the acquisition terms in January 1996. We have certain remaining obligations to pay to Kinder:

         -     a minimum annual royalty of $75,000;
         -     a production royalty equal to $1.50 per ton of production;
         -     an annual consulting fee of $25,000; and
         - if the minimum royalty exceeds the production royalty payable, then a credit is carried forward and allowed against any future production royalties.

         The BLM approved Kinder's assignment of the Rock School Lease effective January 1, 1996.

         Rock School Lease - Terms. The current term of the Rock School Lease is due for renewal in June 2010. As leaseholder, we have a preferential right to renew the lease, but this right is subject to numerous requirements. The most significant requires that we produce sodium bicarbonate from the lease "in paying quantities" before the expiration of the current term. As we have discussed above in Item 1, we believe BLM general practice is that the conduct of our activities proceeding to plant construction will be sufficient to enable a lease renewal. We believe that we will be able to renew the Rock School Lease in perpetuity if we conduct operations on the lease and comply with the terms and conditions of the lease.

         We pay rent to the BLM annually in advance at the rate of $1 per acre. If we succeed in our business plan and produces sodium bicarbonate from the Rock School Lease, we will have to pay the BLM a 5% production royalty.

         Exploration and Development Work To Date. When we acquired the Denison interest in the Rock School Lease in 1989, approximately $493,000 had already been invested in various geological, engineering and marketing studies associated with developing the resource. Since then and through June 30, 2002, we have invested a further $3,317,042 in direct expenditures for further geological and engineering studies including drilling a core hole, legal expenses, technical consultants, and advances to the BLM to advance the project's development. These expenditures, which include the acquisition cost of the lease, have been capitalized in AmerAlia's financial statements.

         We have also capitalised additional expenditures of $11,180,432 paid to US Filter and others through June 30, 2002 to design the operating facility and to commence off-site fabrication of certain components for the plant. In addition to these expenditures, we have incurred additional direct expenditures negotiating with and meeting prospective joint venture partners, investors, financiers, customers and construction contractors. We have considered these costs to be expenses for the purposes of our financial statements.

         Our principal efforts are directed towards meeting the requirements of the permitting agencies and proceeding with our plant construction. Because the Piceance Creek Basin is known to contain a substantial amount of oil shale, the BLM has prohibited mining operations that might adversely affect the underlying oil shale. The federal agency has, however, accepted our proposed solution mining method and has approved a 50,000 tons per year initial mining operation for the Rock School Lease.

         To satisfy certain requirements the BLM imposed on us, we drilled a core hole on the Rock School Lease in early 1996. The drill encountered nahcolite in three separate resource intervals over a depth of 510 feet, averaging 26.4% nahcolite. We engaged Agapito & Associates to supervise the core hole drilling and to conduct studies on core assays, rock strength and geological evaluation. We submitted this report to the BLM and to other regulatory agencies of the federal, state and county administrations. The BLM issued its Decision Record on December 3, 1999 after the BLM produced an environmental assessment and reached a finding that the project would have no significant environmental impact. The BLM did not receive any appeals during the mandatory appeal period. In order to begin construction on the Rock School Lease, when we are able to secure adequate financing, we would have to apply to the BLM to reactivate the current Mine Plan and comply with any new conditions the BLM may impose

(although this has become a secondary plan at this time, pending our ability to acquire the other sodium bicarbonate producing business).

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

         Proposed Development Program. The plan we submitted to the BLM for the development of the Rock School Lease envisages the development of the resource in stages starting with a plant to produce 50,000 tons per year and then expanding the initial facility to 150,000 tons per year. We anticipate producing nahcolite from a 500 foot thick zone at a depth of 2,000 feet to 2,500 feet. Through a solution mining technique, weak liquor will be injected into the nahcolite bearing rock; the nahcolite will dissolve and be brought to the surface in solution where it will be recrystallized and dried prior to despatch. This solution mining technology has been previously tested in the same resource by Shell Oil (1970-1972) and found to be feasible and, based on our economic analysis and information obtained from other operations in the Piceance Creek Basin, economical for the Rock School Lease.

         As discussed above, however, we have deferred our plans to build our facility on the Rock School Lease pending discussions which have continued for more than a year concerning the acquisition of another similar business. In either case (for the construction of our plant on our Rock School Lease or the acquisition of the other business), we will need to obtain a significant amount of debt and equity financing. Although we have had favorable discussions for such financing, we have not finalized any of the necessary agreements.

         If we are not able to obtain outside financing for either of our contemplated projects, or if we are unable to obtain all necessary permits, we may not be able to complete the development of the property and commence production.

Access.

         The Rock School Lease is accessible by existing state and county roads. About 1.3 miles of new road is needed to access the production facility. Marathon Oil has granted an access easement on its land reducing the length of the new facility access road construction needed. These roads will often be covered with snow in the winter.

Employees.

         AmerAlia's day to-day business activities are managed by Mr. Bill H. Gunn, Chairman and President; and Mr. Robert van Mourik, Executive Vice President and Chief Financial Officer. Regretfully, Mr. John F. Woolard, another Executive Vice President of the Company, passed away after a long illness in July 2002. See Item 10. - "Executive Compensation."

ITEM 2.  DESCRIPTION OF PROPERTIES

         AmerAlia is a lessee of United States Sodium Lease No. C-0119985 affecting 1,320 acres in Rio Blanco County, Colorado, USA, and described more fully in Item 1. - "Business", above.

         AmerAlia also leases a 1,000 square-foot office in Rifle, Colorado, from an unaffiliated landlord for $2,200 per month.

ITEM 3.  LEGAL PROCEEDINGS

         In June 2002, the El Paso County, Colorado, District Court entered judgment against AmerAlia in AmerAlia, Inc. v. Marvin H. Hudson (case no. 99-CV-3050) in the amount of $374,100. This case developed from a dispute between AmerAlia and Mr. Hudson regarding the existence of an employment contract and certain of Mr. Hudson's actions taken while an officer of AmerAlia.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         AmerAlia held an annual meeting of its shareholders on June 18, 2002. Messrs. Gunn, Woolard, van Mourik, Summerson, Cameron, Riley and Murphy were elected to the Board of Directors. Votes were cast for the directors as follows:

                                            Votes For             Abstain
                                            ---------             -------
         Bill H. Gunn                       10,061,931            177,350
         Robert C. J. van Mourik             9,798,431            403,850
         Neil E. Summerson                   9,658,931            543,350
         Robert A. Cameron                   9,658,931            543,350
         Geoffrey C. Murphy                 10,024,931            177,350
         James V. Riley                     10,024,931            177,350
         John F. Woolard                    10,164,431             37,850

         On July 3, 2002 Mr. Woolard passed away after a long illness. We note with great regret his loss as a director, Executive Vice President and long time supporter of the company.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A)      MARKET INFORMATION.

         From August 1987 until August 2002, our Common Stock was publicly traded under the symbol "AALA" on the Nasdaq SmallCap Market, operated by the National Association of Securities Dealers, Inc. Since August 20, 2002, AmerAlia has been listed on the OTC Bulletin Board. The average closing prices for AmerAlia's common stock as provided by Nasdaq's online service for the past two fiscal years are provided in the table below. These prices do not include allowance for retail markup or markdown, commissions or other transaction costs.

         ------------------------------------------------------
                                                   Average Last
              For the Quarter Ended                Sale Price
         ------------------------------------------------------
              December 31, 2000                    $0.75
              March 31, 2001                       $1.05
              June 30, 2001                        $1.43
              September 30, 2001                   $1.14
              December 31, 2001                    $0.71
              March 31, 2002                       $0.70
              June 30, 2002                        $0.62
              September 30, 2002                   $0.65
         ----------------------------------------------------

(B) HOLDERS. The number of record holders of our Common Stock on June 30, 2002 was approximately 460. (This does not include an indeterminate number of shareholders whose shares are held by brokers in street name.)

(C)      DIVIDENDS.

AmerAlia has not paid dividends on its Common Stock and has no plans to pay cash dividends in the future.

(D)      SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

         The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of the fiscal year ending June 30, 2002.

---------------------------------------------------------------------------------------------------------
                                EQUITY COMPENSATION PLAN INFORMATION (1)
---------------------------------------------------------------------------------------------------------
PLAN CATEGORY AND       NUMBER OF SECURITIES       WEIGHTED-AVERAGE         NUMBER OF SECURITIES
   DESCRIPTION            TO BE ISSUED UPON       EXERCISE PRICE OF        REMAINING AVAILABLE FOR
                       EXERCISE OF OUTSTANDING   OUTSTANDING OPTIONS,    FUTURE ISSUANCE UNDER EQUITY
                       OPTIONS, WARRANTS, AND    WARRANTS, AND RIGHTS         COMPENSATION PLANS
                               RIGHTS                                   (EXCLUDING SECURITIES REFLECTED
                                                                                 IN COLUMN (A))
                                (A)                       (B)                         (C)
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders                662,500                    $1.11                         1,737,500
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by
security holders                515,000                    $1.50                               -0-
                                -------                                                        ---
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
TOTAL                         1,177,500                    $1.28                         1,737,500
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------

(1) This does not include options held by management and directors that were not granted as compensation. In each case, the disclosure refers to options or warrants unless otherwise specifically stated.


(E)      RECENT SALES OF UNREGISTERED SECURITIES -- ITEM 701 DISCLOSURE.

         The following table and accompanying notes sets forth information regarding sales of unregistered securities within the past three years as required by Item 701 of Regulation S-B. In each case, the issuance refers to AmerAlia's common stock.

----------------------------------------------------------------------------------------------------------------
                NO. OF                                                         RELIANCE ON  CONVERSION
DATE OF ISSUE   SHARES           RECIPIENTS                    CONSIDERATION   EXEMPTIONS     TERMS      NOTES
    (A)          (A)                (B)                             (C)            (D)         (E)
----------------------------------------------------------------------------------------------------------------
Sept 1999      250,000  Five accredited investors              $ 625,000 cash  See Note 1      None
                74,650  Series E Preferred Stockholders        Dividends       See Note 1      None        4
Dec 1999        74,650  Series E Preferred Stockholders        Dividends       See Note 1      None        4

Jan 2000       433,333  An accredited investor                 Services        See Note 1      None        5

Feb 2000       100,000  An accredited investor                 $ 250,000 cash  See Note 1      None
Mar 2000        24,000  An accredited investor                 Loan fee        See Note 1      None        9
Mar 2000        74,650  Series E Preferred Stockholders        Dividends       See Note 1      None        4
Jun 2000        74,650  Series E Preferred Stockholders        Dividends       See Note 1      None        4
Sept 2000       74,650  Series E Preferred Stockholders        Dividends       See Note 1      None        4
                                                               Conversion
Oct 2000     2,904,000  Series E Preferred Stockholders        of P/S          See Note 1      None        6
Oct 2000        22,291  McFarland Dewey Securities             $45,000 fees    See Note 1      None        7
Oct 2000        16,000  President, Natural Soda                $20,000 bonus   See Note 1      None        8
Jan 2001        30,000  An accredited investor                 Loan fee        See Note 1      None        9

                        An accredited investor that provided
Feb 2001        16,420  legal services                         Legal services  See Note 1      None        7
June 2001       63,566  McFarland Dewey Securities             $60,000 fees    See Note 1      None        7

June 2001      150,000  Three accredited investors             $ 150,000 cash  See Note 2      None       10

Feb 2002     1,780,000  Jacqueline Badger Mars Trust           Guaranty fees   See Note 1   See Note 3
Apr 2002        74,000  Two accredited investors               Guaranty fees   See Note 1   See Note 3
June 2002       10,000  An accredited investor                 Loan fee        See Note 1      None

June 2002      322,440  Jacqueline Badger Mars Trust           Guaranty fees   See Note 1   See Note 3
June 2002        9,750  Two accredited investors               Guaranty fees   See Note 1   See Note 3

July 2002      107,480  Jacqueline Badger Mars Trust           Guaranty fees   See Note 1   See Note 3

Aug 2002       107,480  Jacqueline Badger Mars Trust           Guaranty fees   See Note 1   See Note 3
----------------------------------------------------------------------------------------------------------------

NOTES:

     1. No underwriters were involved in the transactions. The issuance of the shares was accomplished pursuant to the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act of 1933. Each of the investors were accredited investors and (with the exception of McFarland Dewey Securities, a New York-based investment banker) is a shareholder of AmerAlia, and has been for more than two years. We did not engage in any public advertising or general solicitation in connection with any of the transactions. We provided the accredited investors with disclosure of all aspects of our business, including providing the accredited investors with our reports filed with the Securities and Exchange Commission, our press releases, access to our auditors, and other financial, business, and corporate information. Based on our investigation, we believe that the accredited investors obtained all information regarding AmerAlia they requested, received answers to all questions they posed, and otherwise understood the risks of accepting our securities in exchange for the license agreement.

     2. As for Note 1 except a finders fee of $3,750 was paid with respect to one accredited investor's investment of $75,000.

     3. AmerAlia paid fees, in our common stock, to two unaffiliated, and one affiliated accredited investors in exchange for guarantying certain loans that commercial banking institutions made to us, and in exchange for making loans to us (see Note 9). In neither case was AmerAlia or its subsidiaries able to obtain debt financing without the assistance of these accredited investors.

         (a) The securities issued as fees for loan guaranties were not sold for cash. The securities were issued to the accredited investors as consideration for their providing and extending certain loan guarantees for the benefit of AmerAlia, as described above.

         (b) There are no conversion rights or exchange rights associated with the shares, although they are subject to reduction in number as described at Item 13. "Certain Relationships and Related Party Transactions".

     4. These shares were issued in fulfillment of obligations to pay dividends on the Series E Preferred Stock.

     5. These shares were issued to a commercial construction contractor, ISI, Inc. in consideration of services to be rendered in fulfillment of construction services.

     6. Under the statement of preferences of the Series E Preferred Stock, the preferred shares were converted into shares of common stock on or before October 31, 2000.

     7.  Fees paid through issuance of shares.

     8.  Stock bonus in addition to compensation.

     9.  Shares issued in consideration for providing loans.

     10. The issue of these shares were accompanied by the grant of options to purchase 50,000 shares at $1.09 until April 30, 2005.



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following information has been derived from AmerAlia's financial statements. The financial statements attached to this annual report on Form 10-KSB were prepared in accordance with Regulation S-B.

------------------------------------------------------------------------------
                             SELECTED FINANCIAL DATA
                         Amounts in Thousands of Dollars
                             (Except Per Share Data)
                               Year ended June 30
                              2002       2001       2000      1999      1998
                              ----       ----       ----      ----      ----
Revenues                         --         --         --        --        --

Net Loss                     (2,765)    (2,424)    (2,234)   (1,902)     (550)
Loss per Share                 (.22)      (.22)      (.27)     (.31)     (.13)
Total Assets                 16,198     13,804     11,092     5,836     3,500
Total Current Assets            336        489         93     1,378       725
Total Current Liabilities    14,118     12,230      7,479       923       819
Long Term Debt                   --         --         --        --        --
Shareholders' Equity          2,080      1,574      3,613     4,913     2,681
Weighted Average
No. of Shares                12,819     10,892      8,270     6,230     4,313
------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

JUNE 30, 2002 AS COMPARED TO JUNE 30, 2001:

         We have sustained our activities during the year ended June 30, 2002 and subsequently, through the continued support of our shareholders, vendors, officers and our directors. Our primary source of support is from our principal shareholder who has guaranteed a loan facility with the Bank of America. During the year we increased these borrowings from $8.9 million to $9.9 million. In addition, two other shareholders have guaranteed a loan from the Harris Bank where we increased our loans by a net $600,000 during the year. Since end June we have borrowed a further $500,000 from the Harris Bank. In August, these shareholders repaid the loan from the bank and we now owe a total of $1.6 million to them. The Bank of America loan has been extended to October 31, 2002; the other shareholder loan is payable on call.

         These loans are guaranteed by the shareholders on the same terms and conditions as explained at Item 12. "Certain Relationships and Related Party Transactions". During the year ended June 30, 2002 we issued 2,102,440 shares of restricted common stock to our principal shareholder in satisfaction of guaranty fees payable. Of this number 1,350,000 were in satisfaction of guaranty fees due as at June 30, 2001, the balance of 752,440 were for guaranty fees for the year ended June 30, 2002. In addition, we issued 65,000 shares due as at June 30, 2001 and 28,500 shares for the year ended June 30, 2002 to the two other shareholders for guarantees provided to the Harris Bank. Since June 30, 2002 we have issued a further 322,440 shares to our principal shareholder for guaranty fees for the period ending September 30, 2002. We are also obliged to issue further shares to the other two shareholders for the period to end September as discussed at Item 12. The numbers of these shares are subject to recalculation based upon future market prices of our Common Stock.

         During the year ended June 30, 2002 we borrowed $25,000 from another shareholder for a fee of 10,000 shares of restricted common stock and we have paid a fee of 50,000 shares of restricted common stock for the further $500,000 borrowed from the two accredited investors as discussed above. In addition, we raised $71,250 through the issue of 75,000 shares of restricted common stock to an accredited investor and we borrowed a further $250,000 from our principal shareholder as discussed at Item 12. "Certain Relationships and Related Party Transactions" under "Loan - Mars Trust". The purpose of this additional loan was to pay for legal fees associated with the preparation of legal documentation necessary for our prospective business acquisition.

         These additional borrowings, the continued accrual of unpaid compensation and directors' fees of $387,571, increases in accounts and royalties payable of $695,903, an increase in accrued expenses of $365,176 and the collection of a related party receivable of $54,720 have funded our operating loss for the year, our continuing investment in our project's development and other working capital requirements. We mainly applied these funds to:

         Operating loss for year                                             $ 2,764,858
         Plant construction in progress                                        1,359,115
         Lease development & exploration expenditures                             37,915
         Deferred financing costs, net of loan guaranty fees                      82,397
         Prepaid expenses                                                         50,993
         Deposits, bonds & restricted cash                                       112,588
         Reduction in interest payable                                            20,089
         Forgiveness of note and interest receivable
         in connection with employment contract renegotiation                     18,879
                                                                             -----------
                                                                             $ 4,427,955

         In summary, total assets increased during the year to $16,198,120 (2001: $14,765,552; 2000: $11,092,021) and stockholders' equity decreased to
$2,079,794 (2001: $1,573,866; 2000: $3,613,247).

         Since end June we paid a preliminary fee of $300,000 when we received a commitment letter by which a major, international financial institution agreed to provide credit support for up to $22,000,000 of financing to one of AmerAlia's subsidiaries, Natural Soda AALA, Inc., for the acquisition of the assets of another business for the production of sodium bicarbonate. The commitment letter is subject to a number of conditions precedent, including the completion by the lender of its due diligence, the negotiation of an agreement with the seller of the assets which is satisfactory to the lender, the final approval of the lender's senior management and board, the completion of definitive loan documentation, receipt of sufficient equity investment to fund the balance of the acquisition costs and the business going forward, and other conditions that are standard for debt transactions of this type. Although this commitment letter expired August 30, 2002, we are continuing negotiations with the prospective lender and other parties to the transaction.

         This situation has aggravated our working capital shortage and imposed high interest payments while allowing us to meet some of our more pressing current financial needs, continue our acquisition negotiations and maintain our investment in our Rock School Lease Project. Consequently, our working capital deficit exceeded $13,700,000 at June 30, 2002. Our ability to ensure our long-term survival as a going concern continues to be dependent upon our generating revenues from the production and sale of sodium bicarbonate or generation of revenues from our prospective business acquisition. This has been our business plan for several years. In order to accomplish this plan, we must either:

     - Secure funding of up to $50 million to construct our proposed plant to produce sodium bicarbonate from our Rock School Lease, or

     - Conclude negotiations to acquire another business and to obtain the debt and equity funding necessary to complete that agreement.

         We have been attempting to pursue the first aspect of this business plan for a significant period of time. Construction of our Rock School Project will not provide any revenues in the near term; we estimate that if everything is completed successfully, our revenue stream would not commence for 18 or more months from the time we commence construction. Although our revenue stream would be generated in a shorter period of time should we acquire another business, both cases require a number of conditions precedent for their success, including appropriate agreements and a significant amount of necessary financing.

         We reached an agreement with US Filter to provide construction financing for the development of the Rock School Lease, but US Filter's agreement is subject to numerous conditions and, to date, US Filter has not advanced any funds under that agreement. While we have sought the other acquisition, our plans to build our facility on the Rock School Lease have been deferred. Whilst we envisage that US Filter would still build our planned facility either on the Rock School Lease or elsewhere and we already have completed project equipment currently in storage, this will require a renegotiation of our current contract with US Filter. US Filter has the right to terminate the existing contract and if it did, then we would be liable for breakage fees and other costs, which could be substantial. We are seeking discussions with US Filter to renegotiate the terms of this contract.

         Until we receive long-term funding to develop the Rock School Lease project and/or acquire another business, we will continue to be dependent on equity placements to accredited investors and short-term debt financing as in the past. We will continue to engage in appropriate cash management techniques.


RESULTS OF OPERATIONS

JUNE 30, 2002 AS COMPARED TO JUNE 30, 2001:

         Since we do not receive revenues from operations, any income we receive is generally derived from interest earned on funds on deposit. Interest income in 2002 was $263 compared with $13,334 in the previous year. General and administrative expenditures were much higher at $2,099,751 over previous years, 2001: $1,539,607 and 2000: $1,523,717. There were two principal reasons for this significant increase. The first is that we have undertaken a higher level of activity in connection with our prospective business acquisition, the second is that the Hudson litigation resulted in a judgment being entered against the company.

         As noted above, we have financed our capital expenditure program and expenditures using debt finance. Consequently, we have a high level of interest payments. However, a significant proportion of the debt was used to fund capital expenditures, hence the interest incurred on that debt has been capitalised. The remainder of the interest expense this year was $242,432 compared with $186,187 in 2001 and $357,535 in 2000. Depreciation expense is not significant and comparable to prior years, 2002: 13,660, 2001: $10,883; 2000: $11,225. While we have invested considerable funds in plant and equipment to be used in the Rock School Lease Project, those items will not be depreciated until the plant is operational.

         A significant expense this year and last year has been other financing costs 2002: $411,303 (2001: $174,372; 2000: Nil). This expense is attributable to the amortization of loan guarantee fees discussed above. These loan guarantee fees are amortized over the term of the debt derived as a result of the guarantee. As the guarantee fees will be met through the issue of shares this substantial expense item remains a non-cash expense.

         It is likely that we will continue to recognize significant operating losses and negative cash flow until after our Rock School Project has been completed and operating profitably or we complete our prospective business acquisition. There is a number of significant contingencies that result in this possibilities being of significant risk, and there can be no assurance that we will ever achieve profitable operations or a positive cash flow. Until we achieve our objective of establishing or acquiring a plant for the recovery and production of sodium bicarbonate, we will not be able to generate operating revenues. Whilst we are progressing negotiations for the acquisition of another business with the vendor, various accredited investors and with our prospective lenders, we have not reached any definitive agreements to enable us to build the proposed facilities or acquire the business. In the meantime, we must fund our operating losses as discussed above.

Impact of Inflation

         We believe our activities are not materially affected by inflation.

ITEM 7.  FINANCIAL STATEMENTS.

         The financial statements are attached to this report following Part IV.

ITEM 8.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

------------------------------------------------------------------------
                                                              First
Name & Age               Position                             Elected or
                                                              Appointed
------------------------------------------------------------------------
Bill H. Gunn             Chairman of the Board,               02/84
  Age 60                 President, & Chief
                         Executive Officer

Robert van Mourik        Director,                            09/90
  Age 49                 Executive Vice President             01/89
                         Chief Financial Officer,
                         Secretary & Treasurer

Neil E. Summerson        Director                             09/90
  Age 54   (1,2)

Robert A. Cameron        Director                             09/90
  Age 64

Geoffrey C. Murphy       Director                             06/99
  Age 61    (1,2)

James V. Riley           Director                             10/01
  Age 65   (1,2)

Roger Day                President, Natural Soda, Inc.        02/99
  Age 52
------------------------------------------------------------------------

                  (1)  Members of the Compensation Committee.
                  (2)  Members of the Audit Committee.

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

         A brief summary of the business experience of each person who is currently an officer or director of AmerAlia, and such person's service with AmerAlia is as follows:

BILL H. GUNN

         Mr. Gunn graduated in Commerce from the University of Queensland, Australia in 1963, achieving his Accounting Certificate from the University of Queensland in the same year. Subsequently, he was admitted as a member of the Australian Society of Certified Practising Accountants and has successfully completed and passed the examinations for admittance as a Certified Public Accountant (CPA) in the USA.

         Since March, 1977, Mr. Gunn has been a self-employed investor, CPA, and a director of several Australian Stock Exchange listed public companies, as well as a number of majority owned private corporations. These companies have been active in the field of retailing, hotels, feed mills, mining exploration, automotive components, securities investment, financing, property development and numerous related fields.

         During his business experience, Mr. Gunn has been exposed to a wide variety of corporate investments and has been involved in major business acquisition and development activities. His principal activity is now acting as Chairman and President of AmerAlia.

ROBERT VAN MOURIK

         Mr. van Mourik graduated in 1974 with a Bachelor of Applied Science (Applied Chemistry) from the Gordon Institute of Technology, Australia and in 1981 with a Masters Degree in Business Administration from the University of Newcastle, Australia. His employment experience includes manufacturing, real estate development and marketing, investment consulting and corporate reconstruction. He has served as Executive Vice President, Chief Financial Officer, Treasurer and Secretary of AmerAlia since 1989 and was elected a director in September 1990.

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

JAMES V. RILEY

         Since 1975, Mr. Riley has served as Founder, President and Chief Executive Officer for transportation Media, Inc., which was sold to Clear Channel Communications in February 1998. The corporation is now known as Clear Channel Airports, which specializes in the operation and sales of out-of-home venues. Mr. Riley is currently the Chairman of Clear Channel Airports.

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

(B)      IDENTIFICATION OF SIGNIFICANT EMPLOYEES.

         AmerAlia does not employ anyone who is not an executive officer who contributes significantly to its business.

(C)      FAMILY RELATIONSHIPS.

         There are no family relationships among the officers or directors.

(D)      INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS:

         During the past five years, no director or executive officer of AmerAlia has:

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

         (D)(3) Been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

         (D)(4) Been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission, or by the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

(E)      COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

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

         Based solely on its review of the copies of the reports it received from persons required to file, AmerAlia believes that during the period from July 1, 2001 through June 30, 2002, all filing requirements applicable to officers, directors, and greater-than-10% shareholders were met in accordance with the requirements of Section 16(a) except it appears that the Jacqueline Badger Mars Trust was obligated to file a Form 4 reporting a transaction in February 2002 which was filed in April 2002.

         Through October 2000, AmerAlia was obligated to pay common stock dividends to the holders of its Series E Preferred Stock as a class. Some of these holders were subject to the reporting obligations of Section 16(a). It is the position of these reporting persons that the dividends were exempt from the reporting requirements by virtue of Rule 16a-9 and, therefore, reports were not required to be filed to report each issuance of dividends.

ITEM 10.          EXECUTIVE COMPENSATION

(A)      GENERAL.

         The following sets forth the compensation information in accordance with the requirements of Item 402 of Regulation S-B.

(B)      SUMMARY COMPENSATION TABLE.

         The following table sets forth information regarding compensation paid to our officers during the three fiscal years ended June 30, 2002. Messrs. Gunn, Woolard, van Mourik and Day were the only executive officers receiving compensation exceeding $100,000 during fiscal 2002, as shown below. None of our officers are subject to employment agreements.

         We have no plans for the payment or accrual for payment of any amounts to any executive officer in connection with his resignation, retirement, or other termination, or change of control or change in the executive officer's responsibilities.

                                     Annual Compensation                  Long Term Compensation
                             -------------------------------------- ---------------------------------
                                                                             Awards          Payout
                                                                    ---------------------- ----------     All
     Name and       Year       Salary       Bonus        Other      Restricted  Options    LTIP          Other
     Position                                                       Awards      & SAR's    Payout        Comp-
                                                                                                        ensation
 ------------------ -------- ------------ ---------- -------------- ---------- ----------- ---------- -----------
 Bill H. Gunn,
 President and       2002    $200,000        -0-     $14,000 (a,b)     -0-        -0-         -0-        -0-
 Chief Executive     2001    $150,000        -0-     $14,000 (a)       -0-        -0-         -0-        -0-
 Officer             2000    $150,000        -0-     $14,000 (a)       -0-        -0-         -0-        -0-

 John F.
 Woolard,            2002    $150,000        -0-     $14,000 (a,b)     -0-        -0-         -0-        -0-
 Executive Vice      2001    $150,000        -0-     $14,000 (a,b)     -0-        -0-         -0-        -0-
 President           2000    $150,000        -0-     $14,000 (a,b)     -0-        -0-         -0-        -0-

 Robert
 van Mourik,         2002    $133,000        -0-     $14,000 (a,b)     -0-        -0-         -0-        -0-
 Chief Financial     2001    $133,000        -0-     $14,000 (a,b)     -0-        -0-         -0-        -0-
 Officer & EVP       2000    $ 55,000        -0-     $14,000 (a,b)     -0-        -0-         -0-        -0-

 Roger L. Day,
 President,          2002    $119,142        -0-          -0-          -0-        -0-         -0-        -0-
 Natural Soda,       2001    $105,000      $20,000        -0-          -0-        -0-         -0-        -0-
 Inc.                2000    $105,000        -0-          -0-          -0-        -0-         -0-        -0-

                  Notes:   (a)      Directors fees
                           (b)      These fees have not been paid but have been
                                    accrued as liabilities.

(C)      OPTIONS/SAR GRANTED DURING YEAR ENDED JUNE 30, 2002

         2001 Directors' Incentive Plan: In March 2001, the Board of Directors adopted a plan by which each director (who is not an employee or officer) is granted:

              - An option to purchase 75,000 shares at a current market price when such person joins the Board of Directors; and

              - An option to purchase 37,500 shares if such director is a director at July 1 of each year.

         The exercise price for these options is the average market price of our Common Stock during the month of June preceding each grant date, and the options have a three-year term. All options granted under this plan are exercisable six months after the date of grant.

         Under this plan on July 1, 2001 (which was during the fiscal year ended June 30, 2002), we granted 37,500 options (which first become exercisable after six months) to acquire shares of Common Stock at $1.45 per share until June 30, 2004 to each of the following the non-executive directors:

              -   Geoffrey C. Murphy;

              -   Neil E. Summerson; and

              -   Robert A. Cameron,

         Under this plan on July 1, 2002 (during the current fiscal year), we also granted 37,500 options (which first become exercisable after six months) to acquire shares of Common Stock at $0.55 per share until June 30, 2005 to each of the following the non-executive directors:

         -  Geoffrey C. Murphy;
         -  Neil E. Summerson;
         -  James V Riley; and
         -  Robert A. Cameron,

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

(D)      AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE
         TABLE.

         No officer exercised stock options during the fiscal year ended June 30, 2002, or subsequently. The following table sets forth information regarding the year-end value of options and Stock Appreciation Rights held by the Chief Executive Officer and the other named officers on June 30, 2002. No other Stock Appreciation Rights have been granted, or are held by, any such person.

                           Shares         Value      # of unexercised SAR's at FY     Value of in-the-money SAR's
         Name             acquired       realized         end (exercisable/             at FY end (exercisable/
                         on exercise                        unexercisable)                  unexercisable)
  -----------------      -----------     --------    ----------------------------     ---------------------------
  Bill H. Gunn               -0-           -0-                 290,000                            -0-

  Robert van Mourik          -0-           -0-                 175,000                            -0-

  Roger Day                  -0-           -0-                  80,000                            -0-



                           Shares         Value      # of unexercised SAR's at FY     Value of in-the-money SAR's
         Name             acquired       realized         end (exercisable/             at FY end (exercisable/
                         on exercise                        unexercisable)                  unexercisable)
  -----------------      -----------     --------    ----------------------------     ---------------------------

  Bill H. Gunn               -0-           -0-                  70,000                            -0-


         We have not included John F. Woolard in the foregoing table. Mr. Woolard was an executive officer of AmerAlia until his death on July 3, 2002.

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

(F)      COMPENSATION OF DIRECTORS

         (F)(1)   STANDARD ARRANGEMENTS.

         Our directors are authorized to receive $14,000 cash compensation per year for their services as directors each year. In addition, the Chairman of the Audit Committee receives $6,000 per year and other Audit Committee members $4,000 per year; the Chairman of the Compensation Committee receives an additional $2,000 per year. These additional arrangements were approved September 10, 2002 as of July 1, 2002.

         In connection with certain consulting services rendered by them, we accrued liabilities to an affiliate of Robert A. Cameron $382 for services rendered during the fiscal year ended June 30, 2001 and no amount during the fiscal year ended June 30, 2002.

       We also reimburse directors for expenses incurred on behalf of AmerAlia on a fully accountable basis.

       (F)(2)     OTHER ARRANGEMENTS.

       Except as described herein, no officer or director of AmerAlia has been or is being paid any cash compensation, or is otherwise subject to any deferred compensation plan, bonus plan or any other arrangement and understanding whereby such person would obtain any cash compensation for his services for and on behalf of AmerAlia.

(G)      EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND
         CHANGE-IN-CONTROL ARRANGEMENTS.

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

         We currently have no employment contracts. Previously, our only employment contract was with Roger Day, currently President of our subsidiary, Natural Soda, Inc. In April 1999, effective November 1998, we had entered into a five-year employment agreement with Mr. Day. As compensation for services rendered under the employment agreement, Mr. Day received (and continues to receive) a salary of $100,000 per annum, plus bonuses and salary increases as the Board of Directors may determine in its sole discretion. We also granted Mr. Day options to acquire 100,000 shares of Common Stock for an exercise price of $1.50 per share, exercisable through December 31, 2003. Options to acquire 20,000 shares vested on Board approval of the employment agreement; the remainder vest annually through November 2002. In addition, AmerAlia advanced $25,000 to Mr. Day as a loan, which amount was to be forgiven over the period of his employment under the contract. In October, 2000 AmerAlia granted Mr. Day a stock bonus of 16,000 shares of Common Stock. In April 2002, we agreed with Mr. Day to terminate his contract and he has since been providing services as President to Natural Soda, Inc. on a month-to-month basis. We agreed that we would forgive the balance of his loan account including outstanding interest due as part of his compensation and that he will continue to receive the outstanding options as they vest.

(H)      REPORT ON REPRICING OF OPTIONS/SARS.

         Not applicable, as no options or SARs were repriced during the fiscal year ended June 30, 2002.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(A) AND (B)       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         At September 1, 2002, we had one class of outstanding voting securities, our "Common Stock". The following table sets forth information as of September 1, 2002 with respect to the ownership of the Common Stock for all directors, individually, all executive officers named in the compensation table, all executive officers and directors as a group, and all beneficial owners of more than five percent of the Common Stock (not including shares held in the name of known depositories, such as CEDE & Co., for the benefit of the underlying beneficial shareholders). At September 1, 2002, we had 14,538,176 shares of Common Stock issued and outstanding. The following shareholders have sole voting and investment power with respect to the shares unless indicated otherwise.

Name & Address                                Amount & Nature                   Percent        Percent
     of                                       of Beneficial                     of             of Voting
Beneficial Owner                                Ownership                       Class          Securities

------------------------------------------------------------------------------------------------------------------

Bill H. Gunn                                     474,060 (1)                      3.2%            0.8%
Robert van Mourik                                320,384 (2)                      2.2%            1.0%
James V. Riley                                   312,500 (3)                      2.1%            1.4%
Geoffrey C. Murphy                               190,000 (4)                      1.3%            0.3%
Neil E. Summerson                                225,000 (5)                      1.5%             nil
Robert A. Cameron                                225,000 (6)                      1.5%             nil
Roger Day                                         80,000 (7)                      0.6%             nil
OFFICERS & DIRECTORS
AS A GROUP (7 PERSONS)                         1,826,944 (8)                     11.5%            3.4%
Jacqueline Badger Mars                         7,714,860 (9)                     53.1%           53.1%
atf the Jacqueline
Badger Mars Trust dated
Feb 5, 1975 as amended
6885 Elm St., McLean, VA 22101

 -------------------------------------------------------------------------------

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

         (3) Mr. Riley: Includes 200,000 shares of Common Stock, options to acquire 75,000 shares of Common stock at $0.71 per share exercisable through October 24, 2004, and options to acquire 37,500 shares of Common Stock at $0.55 per share exercisable through June 30, 2005.

         (4) Mr. Murphy: Includes 40,000 shares of common stock. Also includes options to acquire 75,000 shares at $1.09 per share expiring April 30, 2005, options to acquire 37,500 shares at $1.45 expiring June 30, 2004, and options to acquire 37,500 shares at $0.55 expiring June 30, 2005.

         (5) Mr. Summerson: Represents options to acquire 75,000 shares of common stock for $1.50 per share expiring June 28, 2006; options to acquire 75,000 shares of Common Stock at $1.09 per share expiring April 30, 2005, options to acquire 37,500 shares at $1.45 expiring June 30, 2004 and options to acquire 37,500 shares at $0.55 expiring June 30, 2005. The options are held by Mr. Summerson and by Glendower Investments Pty. Ltd. as trustee for a trust of which Mr. Summerson and his family are beneficiaries.

         (6) Mr. Cameron: Represents options to acquire 75,000 shares of Common Stock at $1.50 per share expiring on June 28, 2006; options to acquire 75,000 shares of Common Stock at $1.09 per share expiring April 30, 2005, options to acquire 37,500 shares at $1.45 expiring June 30, 2004 and options to acquire 37,500 shares at $0.55 expiring June 30, 2005. The options are held by Mr. Cameron and by Jacinth Pty. Ltd., a company in which Mr. Cameron is a controlling shareholder.

         (7) Mr. Day: Represents options to purchase 80,000 shares of Common Stock at $1.50 per share until December 31, 2003.

         (8) All officers and directors: Includes beneficial ownership of Messrs. Gunn, van Mourik, Riley, Murphy, Summerson, Cameron, and Day as described in notes 1, 2, 3, 4, 5, 6, and 7, above. Does not include options held by Mr. Day to acquire 20,000 shares of Common Stock at $1.50 per share, which vest through December 31, 2003.

         (9) Mars Trust: Includes 7,714,860 shares of Common Stock. See "Certain Relationships and Related Party Transactions", below.

         This table does not include the possible effect of issuance of up to 440,000 shares of Common Stock pursuant to the exercise of options to acquire:

         -    140,000 shares at $1.50 per share until June 28, 2006,
         -    50,000 shares at $1.09 expiring April 30, 2005,
         -    150,000 shares at $1.50 expiring March 31, 2003,
         -    100,000 shares At $1.00 until March 31, 2003;

held by persons who are neither officers, directors, nor significant shareholders of AmerAlia.

(C)      CHANGES IN CONTROL.

         AmerAlia knows of no arrangement, the operation of which may, at a subsequent date, result in a change in the control of AmerAlia.

(D)      SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

         The information required by Item 201(d) of Regulation S-B is included in Item 5, above, as required by that Item.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

(A) AND (B)       TRANSACTIONS WITH MANAGEMENT AND OTHERS.

         The following sets out information regarding transactions between officers, directors and significant shareholders of AmerAlia during the most recent two fiscal years and subsequently.

         Corporate Loans - Loans to AmerAlia. During the fiscal years ended June 30, 2001 and 2002, certain related parties advanced loans to us as detailed in the Notes to the Financial Statements. This comprised advances to us, as well as accrued but unpaid compensation and directors fees. The following summarises our liabilities to related parties:

                                                                                 June 30,          June 30,
                  Related Party                                                    2002              2001
              ---------------------------------------------------------------------------------------------
              Ahciejay Pty. Ltd.  (an affiliate of Robert van Mourik)         $    173,237      $    82,380
              John F. Woolard                                                      149,579           20,071
              Bill H. Gunn                                                          96,381              -0-
              Jacinth Pty. Ltd.  (an affiliate of Robert A. Cameron)                43,117           29,117
              Geoffrey C. Murphy                                                    42,000           28,000
              James V. Riley                                                         9,500              -0-
              Neil E. Summerson                                                     45,000           19,000
                                                                              ------------      -----------
                  Total:                                                      $    558,814      $   178,568
                                                                              ------------      -----------



         Corporate Loans - Loans from AmerAlia. As detailed in Note 2 to the Financial Statements, we advanced funds to Gunn Development Pty. Ltd., an associate of Mr. Gunn. The following summarizes these advances during the fiscal years ended June 30, 2001 and 2002:

              Balance due from Gunn Development at June 30, 2000:                               $    57,071
              Advances to Gunn Development during year:                                              11,649
              Repayments received during year:                                                       14,000
              Net interest accrued:                                                                     Nil
                                                                                                -----------
              Balance due from Gunn Development at June 30, 2001:                               $    54,720
              Advances to Gunn Development during year:                                                 Nil
              Repayments received during year:                                                       54,720
              Net interest accrued:                                                                     Nil
                                                                                                -----------
              Balance due from Gunn Development at June 30, 2002:                               $       Nil
                                                                                                -----------

         Compensation Arrangements. See the description of compensation arrangements in Item 10, above.

         For the period November 2, 2000 through August 7, 2001, Samuel A. Stern was one of our directors. In March 2001, we issued 8,210 shares to Mr. Stern who provided legal and other services to us in connection with our efforts to finance our Rock School Project. Mr. Stern billed us $8,702.60 for these services. We also issued 8,210 shares to Mr. Stern's law partner for services he performed. In addition, Mr. Stern's law firm, Hills & Stern, has submitted an invoice to us in the amount of $75,032.50 for services rendered through June 26, 2001. We have not paid this invoice and we are seeking a resolution of this matter with Hills & Stern.

         Guaranty Agreement - Mars Trust. We entered into an agreement with the Mars Trust on September 13, 1999 for the purpose of establishing a loan with Bank of America, N.A. We subsequently borrowed $4.2 million and additional loans from Bank of America until they were aggregated into one loan of approximately $10,000,000 due March 31, 2002. The Mars Trust facilitated the loan by guaranteeing its repayment in a manner satisfactory to the bank. To compensate the Trust, we agreed to pay a guaranty fee and renegotiated this fee with each increment in the borrowings and extension of term until the total guaranty fee due for the facilities until March 31, 2002 was $1,780,000. We granted the Trust security over our entire interest in Natural Soda, Inc., a wholly owned subsidiary formed to acquire our entire interest in the Rock School Project and the Rock School Lease, as collateral for the repayment of the entire loan and the Trust's liability under this Guaranty.

         In February 2002 we reached an agreement with the Trust to issue 1,780,000 shares in satisfaction of the guaranty fee with the number of shares issued subject to recalculation based on market prices of our shares through December 2002.

         To date, we have paid the Bank of America, N.A. interest for its existing loan of approximately $10,000,000, and in March 2002, with the consent of the Mars Trust extended the due date of the loan until September 30, 2002. We entered into a new guaranty agreement the Mars Trust by which we agreed to pay the Mars Trust a fee for guaranteeing the bank loans in an amount equal to 1.083% of the amount of the loans received per month while the loans are outstanding. This compensation is payable in shares of AmerAlia's restricted common stock valued at $1.00 per share, subject to certain readjustments. We issued an additional 322,440 shares to the Mars Trust for its guaranty fee through June 30, 2002, and an additional 322,440 shares to the Mars Trust for its guaranty fee through September 30, 2002.

         Guaranty Agreement - Two Other Shareholders. We entered into an agreement with two less than five percent shareholders (both of whom are accredited investors) on June 6, 2001 for the purpose of establishing a loan with Harris Bank for $500,000 until June 30, 2002. In March 2002, we received approximately $600,000 funds from a new loan from the Harris Bank as a result of this loan guaranty. We have issued 93,500 shares of common stock to them as a guaranty fee with the right to reduce the number of shares issued based on future events. We are obliged to pay a guaranty fee in an amount equal to 1.083% of the amount of the loans received per month while the loans are outstanding. This compensation will be payable in shares of AmerAlia's restricted common stock valued at $1.00 per share, subject to certain readjustments. We have not yet issued these shares pursuant to this obligation for the period since July 1, 2002 through September 30, 2002

         In July 2002 we borrowed a further $500,000 from the Harris Bank for a fee of 50,000 shares of restricted common stock paid to these two shareholders who were obligated to guaranty the loan. In August

2002, the guarantors were obligated to repay the entire amount that AmerAlia borrowed from the Harris bank, and we now owe these funds ($1,600,000) directly to the guarantors.

         Loan - Mars Trust. In June 2002 we borrowed $250,000 from our principal shareholder at 8% per year interest, repayable on demand for the purpose of paying legal fees associated with our acquisition activities.

         Dividend Payments. During the fiscal year ended June 30, 2001, dividends aggregating $74,650 became payable to the holders of the Series E Preferred Stock. We have since paid these dividends to the holders of the Series E Preferred Stock through the issuance of 74,650 shares of our restricted Common Stock.

         No Other Relationships. No nominee or director of AmerAlia is, or has been, a partner or executive officer of any investment banking firm that has performed services for AmerAlia during the last fiscal year or that AmerAlia proposes to have perform services during the current year.

(C)      LIST ALL PARENTS OF THE COMPANY

         Under Rule 405 of Regulation C, the term "parent" when used with respect to AmerAlia means an affiliate controlling AmerAlia directly or indirectly through one or more intermediaries. The only person who has the ability to control AmerAlia (other than its board of directors and shareholders generally) is the Jacqueline Badger Mars Trust through its ownership of 53.1% of our outstanding common stock.

(D)      TRANSACTIONS WITH PROMOTERS:  Not applicable.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)      EXHIBITS.

         (1) The financial statements included as a part of this report are as described on page F-2.

         (2)   No financial statement schedules are included in this report.

         (3) The exhibits required by Item 601 of Regulation S-B are as follows. Certain of the following exhibits are hereby incorporated by reference pursuant to Rule 12b-23 as promulgated under the Securities and Exchange Act of 1934, as amended, from the reports noted below:




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

10.9 (f)          Consulting Agreement between AmerAlia and E.E. Kinder Co.

10.10 (f)         U.S. Government Sodium Lease

10.11 (g)         Design/Build Contract with U.S. Filter Corp.

10.12 (b)         Amended and Restated Guaranty Agreement with the Jacqueline
                  Badger Mars Trust

10.13 (d)         Second Amended and Restated Guaranty Agreement with the
                  Jacqueline Badger Mars Trust

10.14(c)          AmerAlia, Inc. 2001 Directors' Incentive Plan

10.15(c)          AmerAlia, Inc. 2001 Stock Option Plan

10.16(h) Third Amended and Restated Guaranty Agreement with the Jacqueline Badger Mars Trust.

21.1 Subsidiaries of the Registrant: Natural Soda, Inc., a Colorado corporation and Natural Soda AALA, Inc., a Colorado corporation.

(a) Incorporated by reference from AmerAlia's Form 10 General Registration Statement filed with the Commission on March 5, 1987.

(b) Incorporated by reference from AmerAlia's annual report on Form 10-K for the year ended June 30, 2000.

(c) Incorporated by reference from AmerAlia's Form 10-K for its year ended June 30, 2001.

(d) Incorporated by reference from AmerAlia's Form 8-K reporting an event of December 1, 2000.

(e) Incorporated by reference from AmerAlia's Form 10-K for its year ended June 30, 1993.

(f) Incorporated by reference from AmerAlia's Form 10-K for its year ended June 30, 1995.

(g) Incorporated by reference from AmerAlia's Form 10-K for its year ended June 30, 1999.

(h) Incorporated by reference from AmerAlia's Form 8-K reporting an event of December 17, 2001.

(B)      REPORTS ON FORM 8-K

         In July 2001, AmerAlia filed a current report on Form 8-K reporting (under Item 5) the results of the annual meeting of shareholders held in June 2001.

         In December 2001, AmerAlia filed a current report on Form 8-K (under
Item 5) reporting the extension of the Mars Trust guaranty agreement.

         In February 2002, AmerAlia filed a current report on Form 8-K (under
Item 5) reporting the Restated Consolidated Financial Statements and the conversion of the Mars Trust guaranty fee into equity.

         In April 2002, AmerAlia filed a current report on Form 8-K (under Item
5) reporting the terms of Nasdaq's extension of the company's listing on the Nasdaq SmallCap Market.

         In July 2002, AmerAlia filed a current report on Form 8-K (under Item
5) reporting the results of the shareholders meeting held in June 2002 and the outcome of the Hudson litigation.


ITEM 14.          CONTROLS AND PROCEDURES.

(a) Item 307(a) of Regulation S-B is not applicable to AmerAlia pursuant to the transition provisions found in the third sentence of part V of Rel. 34-46427 (August 29, 2002).

(b) Item 307(b) of Regulation S-B is applicable to AmerAlia, but there is no disclosure of significant changes in AmerAlia's internal controls because AmerAlia has not conducted an evaluation of the internal control procedures.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 14, 2002

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


  /s/ Bill H. Gunn                Principal Executive          Date: 10/14/2002
---------------------------       Officer and Director               ---------
Bill H. Gunn



 /s/ Robert van Mourik            Secretary, Treasurer         Date: 10/14/2002
---------------------------       Principal Financial                ---------
Robert C. J. van Mourik           and Accounting Officer,
                                  and Director


 /s/ Robert A. Cameron            Director                     Date: 10/14/2002
---------------------------                                          ---------
Robert A. Cameron


 /s/ Neil E. Summerson            Director                     Date: 10/14/2002
---------------------------                                          ---------
Neil E. Summerson


 /s/ Geoffrey C. Murphy           Director                     Date: 10/14/2002
---------------------------                                          ---------
Geoffrey C. Murphy


/s/ James V. Riley                Director                     Date: 10/14/2002
----------------------                                               ---------
James V. Riley

CERTIFICATIONS - PRINCIPAL EXECUTIVE AND FINANCIAL OFFICERS

I, Bill H. Gunn, Chief Executive Officer of AmerAlia, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of AmerAlia, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 14, 2002

  /s/ Bill H. Gunn
------------------------------
Bill H. Gunn,

Chief Executive Officer
(principal executive officer)

I, Robert C.J. van Mourik, Chief Financial Officer of AmerAlia, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of AmerAlia, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 14, 2002

 /s/ Robert C.J. van Mourik
-----------------------------------
Robert C.J. van Mourik,

Chief Financial Officer
(principal financial officer)

                          AMERALIA, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001

                                    CONTENTS


Independent Auditors' Report.................................................................................... 3

Consolidated Balance Sheets..................................................................................... 4

Consolidated Statements of Operations........................................................................... 6

Consolidated Statements of Stockholders' Equity................................................................. 7

Consolidated Statements of Cash Flows.......................................................................... 16

Notes to the Consolidated Financial Statements................................................................. 18

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders of
AmerAlia, Inc. and Subsidiary
(A Development Stage Company)
Centennial, Colorado

We have audited the accompanying consolidated balance sheets of AmerAlia, Inc. and Subsidiary (a development stage company) as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2002, 2001 and 2000 and from the beginning of the development stage on July 1, 1992 through June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmerAlia, Inc. and Subsidiary (a development stage company) as of June 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years ended June 30, 2002, 2001 and 2000 and from the beginning of the development stage on July 1, 1992 through June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has suffered recurring losses and has not established a current source of revenue. Together these factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HJ & Associates, LLC
Salt Lake City, Utah
August 30, 2002

                          AMERALIA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                     ASSETS

                                                           June 30,
                                                  ---------------------------
                                                      2002           2001
                                                  ------------   ------------
CURRENT ASSETS
 Cash (Note 1)                                    $     11,701   $    143,215
 Restricted cash (Note 1)                               88,836         42,863
 Related party receivables (Note 2)                      8,333         54,720
 Prepaid expenses                                      299,660        248,667
                                                  ------------   ------------

    Total Current Assets                               408,530        489,465
                                                  ------------   ------------

FIXED ASSETS, net (Notes 1 and 4)                       15,052         28,712
                                                  ------------   ------------

OTHER ASSETS

 Lease acquisition, exploration and development
  costs (Notes 3 and 10)                             3,810,042      3,772,128
 Plant construction in progress (Note 3)            11,180,432      9,821,317
 Deferred financing costs (Note 1)                     601,798        414,678
 Loan guaranty fees, net (Note 1)                           --        104,723
 Note receivable - related party (Note 2)                   --         15,000
 Interest receivable                                        --          3,879
 Deposits and bonds                                    182,266        115,650
                                                  ------------   ------------

    Total Other Assets                              15,774,538     14,247,375
                                                  ------------   ------------

    TOTAL ASSETS                                  $ 16,198,120   $ 14,765,552
                                                  ============   ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AMERALIA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     June 30,
                                                           ----------------------------
                                                               2002            2001
                                                           ------------    ------------
CURRENT LIABILITIES

 Accounts payable                                          $    991,111    $    370,208
 Royalties payable (Note 9)                                     504,167         429,167
 Guaranty fees payable (Note 12)                                     --       1,415,000
 Accrued expenses (Note 11)                                     393,865          28,689
 Due to related parties (Note 5)                                825,519         187,948
 Notes payable (Note 6)                                      11,350,583       9,725,583
 Interest payable                                                53,081          73,170
                                                           ------------    ------------

    Total Current Liabilities                                14,118,326      12,229,765
                                                           ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 9)                               --              --

STOCKHOLDERS' EQUITY

 Preferred stock, $0.05 par value; 1,000,000 authorized;
  82 and 82 issued and outstanding, respectively                      4               4
 Common stock, $0.01 par value; 100,000,000 shares
  authorized; 14,323,216 and 12,042,276 issued and
  outstanding, respectively                                     143,232         120,423
 Additional paid-in capital                                  21,710,478      19,424,422
 Prepaid construction costs (Note 3)                         (1,223,000)     (1,223,000)
 Deficit accumulated prior to the development stage          (3,797,189)     (3,797,189)
 Deficit accumulated during the development stage           (14,753,731)    (11,988,873)
                                                           ------------    ------------

     Total Stockholders' Equity                               2,079,794       2,535,787
                                                           ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 16,198,120    $ 14,765,552
                                                           ============    ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AMERALIA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Operations


                                                                                      From the
                                                                                    Beginning of
                                                                                    Development
                                                                                      Stage on
                                            For the Years Ended June 30,            July 1, 1992
                                    --------------------------------------------     to June 30,
                                        2002            2001            2000            2002
                                    ------------    ------------    ------------    ------------
REVENUES                            $         --    $         --    $         --    $         --

EXPENSES

  General and administrative           2,099,751       1,539,607       1,523,717      11,225,186
  Depreciation and amortization           13,660          10,883          11,225         109,739
                                    ------------    ------------    ------------    ------------

     Total Expenses                    2,113,411       1,550,490       1,534,942      11,334,925
                                    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                  (2,113,411)     (1,550,490)     (1,534,942)    (11,334,925)
                                    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)

  Other income                             2,025              --              --           2,054
  Investment income                           --              --              --          89,760
  Interest expense                      (242,432)       (186,187)       (357,535)     (1,423,202)
  Other financing costs                 (411,303)       (174,372)             --        (585,675)
  Interest income                            263          13,334          39,891         333,004
  Gain on settlement of debt                  --              --          53,800          53,800
  Foreign currency gain (loss)                --              --              --         (63,572)
                                    ------------    ------------    ------------    ------------

     Total Other Income (Expense)       (651,447)       (347,225)       (263,844)     (1,593,831)
                                    ------------    ------------    ------------    ------------

NET LOSS BEFORE INCOME TAX
  EXPENSE                             (2,764,858)     (1,897,715)     (1,798,786)    (12,928,756)

  Income tax expense                          --              --              --              --
                                    ------------    ------------    ------------    ------------

NET LOSS                            $ (2,764,858)   $ (1,897,715)   $ (1,798,786)   $(12,928,756)
                                    ============    ============    ============    ============

BASIC LOSS PER SHARE                $      (0.22)   $      (0.17)   $      (0.22)
                                    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                  12,819,479      10,892,214       8,269,928
                                    ============    ============    ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AMERALIA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity


                                    Preferred Stock      Common Stock     Additional                                 Other
                                    ----------------  ------------------   Paid-in    Subscription  Accumulated   Comprehensive
                                    Shares   Amount    Shares    Amount    Capital     Receivable     Deficit        Income
                                    -------  -------  ---------  -------  ----------  ------------  -----------   -------------
Balance at July 1, 1992
 (beginning of development stage)        --  $    --  1,803,627  $18,036  $4,449,738  $         --  $(3,797,189)  $      22,211

Shares issued for cash at $2.99
 per share                               --       --    421,250    4,213   1,255,787            --           --              --

Shares issued for payment
 of obligations at $2.05 per share       --       --      7,312       73      14,927            --           --              --

Change in cumulative
 adjustment account                      --       --         --       --          --            --           --         147,000

Net loss for the year ended
 June 30, 1992                           --       --         --       --          --            --     (392,712)             --
                                    -------  -------  ---------  -------  ----------  ------------  -----------   -------------

Balance at  June 30, 1992                --       --  2,232,189   22,322   5,720,452            --   (4,189,901)        169,211

Issuance of Series A preferred
 stock for cash at $1.50 per share  666,666   33,333         --       --     966,667            --           --              --

Issuance of fractional shares
 on reverse split                        --       --         67       --          --            --           --              --

Shares issued in acquisition
 of Rock School lease at $3.00
 per share                               --       --     50,000      500     149,500            --           --              --

Change in cumulative
 adjustment account                      --       --         --       --          --            --           --          (3,000)

Net loss for the year ended
 June 30, 1993                           --       --         --       --          --            --     (524,482)             --
                                    -------  -------  ---------  -------  ----------  ------------  -----------   -------------

Balance at June 30, 1993            666,666  $33,333  2,282,256  $22,822  $6,836,619  $         --  $(4,714,383)  $     166,211
                                    -------  -------  ---------  -------  ----------  ------------  -----------   -------------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AMERALIA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)


                                     Preferred Stock      Common Stock     Additional                                   Other
                                     ----------------  ------------------   Paid-in    Subscription   Accumulated   Comprehensive
                                     Shares   Amount    Shares    Amount    Capital     Receivable      Deficit        Income
                                     -------  -------  ---------  -------  ----------  ------------   -----------   -------------
Balance at June 30, 1993             666,666  $33,333  2,282,256  $22,822  $6,836,619  $         --   $(4,714,383)  $     166,211

Shares issued for payment of
 obligations at $2.18 per share           --       --     36,250      363      78,650            --            --              --

Shares issued in lieu of
 dividends at $1.50 per share             --       --     60,000      600      89,400            --            --              --

Issuance of Series B preferred
 stock for cash at $10.00 per share   51,000    2,550         --       --     507,550            --            --              --

Subscriptions receivable on
 Series B stock                           --       --         --       --          --       (77,904)           --              --

Dividends paid                            --       --         --       --          --            --       (90,000)             --

Change in cumulative
 adjustment account                       --       --         --       --          --            --            --         (43,000)

Net loss for the year ended
 June 30, 1994                            --       --         --       --          --            --      (568,333)             --
                                     -------  -------  ---------  -------  ----------  ------------   -----------   -------------

Balance at June 30,1994              717,666  $35,883  2,378,506  $23,785  $7,512,219  $    (77,904)  $(5,372,716)  $     123,211
                                     -------  -------  ---------  -------  ----------  ------------   -----------   -------------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AMERALIA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)


                                      Preferred Stock      Common Stock     Additional                                   Other
                                      ----------------  ------------------   Paid-in    Subscription   Accumulated   Comprehensive
                                      Shares   Amount    Shares    Amount    Capital     Receivable      Deficit        Income
                                      -------  -------  ---------  -------  ----------  ------------   -----------   -------------
Balance at June 30,1994               717,666  $35,883  2,378,506  $23,785  $7,512,219  $    (77,904)  $(5,372,716)  $     123,211

Shares issued for cash and
 extinguishment of debt at $1.64 per
 share                                     --       --    160,000    1,600     261,031            --            --              --

Shares issued in lieu of dividends
 at $1.57 per share                        --       --     71,250      713     111,287            --            --              --

Issuance of Series C preferred
 for cash at $80.00 per share             750       38         --       --      59,963            --            --              --

Dividends paid                             --       --         --       --          --            --      (112,000)             --

Payment received on Series B
 stock subscriptions                       --       --         --       --          --        77,904            --              --

Net loss for the year ended
 June 30, 1995                             --       --         --       --          --            --    (1,009,917)             --
                                      -------  -------  ---------  -------  ----------  ------------   -----------   -------------

Balance, June 30, 1995                718,416   35,921  2,609,756   26,098   7,944,500            --    (6,494,633)        123,211

Shares issued in lieu of dividends
 at $1.00 per share                        --       --    107,285    1,072     106,182            --            --              --

Issuance of series D preferred
 stock for cash at $1,000 per share     1,435       72         --       --   1,434,958            --            --              --

Dividends paid                             --       --         --       --          --            --      (333,216)             --

Net loss for the year ended
 June 30, 1996                             --       --         --       --          --            --      (751,350)             --
                                      -------  -------  ---------  -------  ----------  ------------   -----------   -------------

Balance, June 30, 1996                719,851  $35,993  2,717,041  $27,170  $9,485,640  $         --   $(7,579,199)  $     123,211
                                      -------  -------  ---------  -------  ----------  ------------   -----------   -------------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AMERALIA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)


                                        Preferred Stock      Common Stock     Additional                                   Other
                                        ----------------  ------------------    Paid-in    Subscription  Accumulated   Comprehensive
                                        Shares   Amount    Shares    Amount     Capital     Receivable     Deficit        Income
                                        -------  -------  ---------  -------  -----------  ------------  -----------   -------------
Balance, June 30, 1996                  719,851  $35,993  2,717,041  $27,170  $ 9,485,640  $         --  $(7,579,199)  $     123,211

Shares issued for cash and
 extinguishment of debt at $1.00
 per share                                   --       --    358,500    3,585      354,915            --           --              --

Shares issued in lieu of dividends
 at $1.00 per share                          --       --    233,790    2,338      231,452            --           --              --

Issuance of Series D preferred
 stock for cash at $1,000.00 per share      405       20         --       --      404,993            --           --              --

Issuance of Series D preferred
 stock for extinguishment of
 debt at $1,000.00 per share                100        5         --       --       99,995            --           --              --

Dividends paid                               --       --         --       --           --            --     (233,790)             --

Additional capital contributed               --       --         --       --      167,418            --           --              --

Net loss for the year ended
 June 30, 1997                               --       --         --       --           --            --     (769,185)             --
                                        -------  -------  ---------  -------  -----------  ------------  -----------   -------------

Balance, June 30, 1997                  720,356  $36,018  3,309,331  $33,093  $10,744,413  $         --  $(8,582,174)  $     123,211
                                        -------  -------  ---------  -------  -----------  ------------  -----------   -------------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AMERALIA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)


                                 Preferred Stock         Common Stock        Additional                                   Other
                                ------------------   --------------------     Paid-in     Subscription  Accumulated   Comprehensive
                                 Shares    Amount      Shares     Amount      Capital      Receivable     Deficit        Income
                                --------   -------   ----------   -------   ------------  ------------  -----------   -------------
Balance, June 30, 1997           720,356   $36,018    3,309,331   $33,093   $10,744,413   $         --  $(8,582,174)  $     123,211

Issuance of Series D preferred
 stock for cash at $1,000.00
 per share                           240        12           --        --       239,988             --           --              --

Common stock sold for cash
 at $1.00 per share                   --        --      865,000     8,650       856,350             --           --              --

Offering costs                        --        --           --        --      (240,800)            --           --              --

Foreign currency translation
 adjustment                           --        --           --        --            --             --           --        (123,211)

Shares issued in lieu of
 dividends at $1.00 per share         --        --      356,554     3,566       352,988             --           --              --

Conversion of preferred stock   (718,060)  (35,903)     791,666     7,917        63,987             --           --              --

Dividends paid                        --        --           --        --            --             --     (392,554)             --

Shares canceled                       --        --       (5,000)      (50)       (4,950)            --           --              --

Additional capital contributed        --        --           --        --       139,954             --           --              --

Net loss for the year ended
 June 30, 1998                        --        --           --        --            --             --     (549,817)             --
                                --------   -------   ----------   -------   -----------   ------------  -----------   -------------

Balance, June 30, 1998             2,536   $   127    5,317,551   $53,176   $12,151,930   $         --  $(9,524,545)  $          --
                                --------   -------   ----------   -------   -----------   ------------  -----------   -------------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AMERALIA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)


                                    Preferred Stock     Common Stock     Additional                                    Other
                                    ---------------  ------------------    Paid-in    Subscription  Accumulated    Comprehensive
                                    Shares   Amount   Shares    Amount     Capital     Receivable     Deficit         Income
                                    ------   ------  ---------  -------  -----------  ------------  ------------   -------------
Balance, June 30, 1998               2,536   $  127  5,317,551  $53,176  $12,151,930  $         --  $ (9,524,545)  $          --

Shares issued for cash and
 extinguishment of debt at $1.00
 per share                              --       --     72,500      725       71,775            --            --              --

Shares issued for cash and
 extinguishment of debt at $1.50
 per share                              --       --    807,500    8,075    1,203,175            --            --              --

Shares issued in lieu of dividends
 at $1.00 per share                     --       --    209,215    2,092      207,123            --            --              --

Shares issued through exercise
 of warrants at $2.00 per share         --       --  1,253,000   12,530    2,493,470            --            --              --

Issuance of Series E preferred
 stock through exercise of option
 at $929.66 per share                  450       22         --       --      418,324            --            --              --

Dividends declared                      --       --         --       --           --            --      (283,865)             --

Net loss for the year ended
 June 30, 1999                          --       --         --       --           --            --    (1,901,601)             --
                                    ------   ------  ---------  -------  -----------  ------------  ------------   -------------

Balance, June 30, 1999               2,986   $  149  7,659,766  $76,598  $16,545,797  $         --  $(11,710,011)  $          --
                                    ------   ------  ---------  -------  -----------  ------------  ------------   -------------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AMERALIA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)


                                    Preferred Stock     Common Stock      Additional                                   Other
                                    ---------------  ------------------    Paid-in    Subscription  Accumulated    Comprehensive
                                    Shares   Amount   Shares    Amount     Capital     Receivable     Deficit         Income
                                    ------   ------  ---------  -------  -----------  ------------  ------------   -------------
Balance, June 30, 1999               2,986   $  149  7,659,766  $76,598  $16,545,797  $         --  $(11,710,011)  $          --

Shares issued for cash at $2.50
 per share                              --       --    250,000    2,500      622,500            --            --              --

Shares issued in lieu of loan fees
 at $2.50 per share                     --       --     24,000      240       59,760            --            --              --

Shares issued for cash at $2.50
 per share                              --       --    100,000    1,000      249,000            --            --              --

Shares issued as prepaid
 construction costs at $3.00
 per share                              --       --    433,333    4,333    1,295,667            --            --              --

Shares issued in lieu of dividends
 at $1.00 per share                     --       --    298,600    2,986      295,614            --            --              --

Dividends declared                      --       --         --       --           --            --      (298,600)             --

Net loss for the year ended
 June 30, 2000                          --       --         --       --           --            --    (1,798,786)             --
                                    ------   ------  ---------  -------  -----------  ------------  ------------   -------------

Balance, June 30, 2000               2,986   $  149  8,765,699  $87,657  $19,068,338  $         --  $(13,807,397)  $          --
                                    ------   ------  ---------  -------  -----------  ------------  ------------   -------------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AMERALIA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)

                                    Preferred Stock       Common Stock      Additional                                     Other
                                    ---------------   --------------------    Paid-in     Subscription  Accumulated    Comprehensive
                                    Shares   Amount     Shares    Amount      Capital      Receivable     Deficit         Income
                                    ------   ------   ----------  --------  -----------   ------------  ------------   -------------
Balance, June 30, 2000               2,986   $  149    8,765,699  $ 87,657  $19,068,338   $         --  $(13,807,397)  $          --

Shares issued in lieu of dividends
 at $1.00 per share                     --       --      149,300     1,493      147,807             --            --              --

Shares issued for financing costs
 at $2.02 per share                     --       --       22,291       223       44,777             --            --              --

Conversion of preferred stock       (2,904)    (145)   2,904,000    29,040      (28,895)            --            --              --

Shares issued for services at
 $0.75 per share                        --       --       16,000       160       11,840             --            --              --

Shares issued in lieu of loan fees
 at $1.00 per share                     --       --       30,000       300       29,700             --            --              --

Shares issued for services at
 $1.06 per share                        --       --       16,420       164       17,241             --            --              --

Shares issued for financing costs
 at $0.94 per share                     --       --       63,566       636       59,364             --            --              --

Shares issued for cash at
 $1.00 per share                        --       --       75,000       750       74,250             --            --              --

Dividends declared                      --       --           --        --           --             --       (80,950)             --

Net loss for the year ended
 June 30, 2001                          --       --           --        --           --             --    (1,897,715)             --
                                    ------   ------   ----------  --------  -----------   ------------  ------------   -------------

Balance, June 30, 2001                  82        4   12,042,276   120,423   19,424,422             --   (15,786,062)             --

Shares issued for cash at
 $1.00 per share                        --       --       75,000       750       74,250             --            --              --

Offering costs                          --       --           --        --       (3,750)            --            --              --
                                    ------   ------   ----------  --------  -----------   ------------  ------------   -------------

Balance Forward                         82   $    4   12,117,276  $121,173  $19,494,922   $         --  $(15,786,062)  $          --
                                    ------   ------   ----------  --------  -----------   ------------  ------------   -------------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AMERALIA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Continued)


                                 Preferred Stock      Common Stock      Additional                                    Other
                                 ---------------  --------------------    Paid-in    Subscription  Accumulated    Comprehensive
                                 Shares   Amount    Shares     Amount     Capital     Receivable     Deficit         Income
                                 ------   ------  ----------  --------  -----------  ------------  ------------   -------------
Balance Forward                      82   $    4  12,117,276  $121,173  $19,494,922  $         --  $(15,786,062)  $          --

Stock options granted                --       --          --        --       31,675            --            --              --

Shares issued for conversion of
 guaranty fee payable at $1.00
 per share                           --       --   1,780,000    17,800    1,762,200            --            --              --

Shares issued for loan guaranty
 fee payable at $1.00 per share      --       --      74,000       740       73,260            --            --              --

Shares issued for loan guaranty
 fee payable at $1.00 per share      --       --     351,940     3,519      348,421            --            --              --

Net loss for the year ended
 June 30, 2002                       --       --          --        --           --            --    (2,764,858)             --
                                 ------   ------  ----------  --------  -----------  ------------  ------------   -------------

Balance, June 30, 2002               82   $    4  14,323,216  $143,232  $21,710,478  $         --  $(18,550,920)  $          --
                                 ======   ======  ==========  ========  ===========  ============  ============   =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AMERALIA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                                     From the
                                                                                                   Beginning of
                                                                                                    Development
                                                                                                     Stage on
                                                             For the Years Ended June 30,          July 1, 1992
                                                      ------------------------------------------    to June 30,
                                                          2002           2001           2000           2002
                                                      ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                            $ (2,764,858)  $ (1,897,715)  $ (1,798,786)  $(12,928,756)
  Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
     Bad debt                                                   --             --             --        624,798
     Stock options granted                                  31,675             --             --         31,675
     Stock issued for services rendered                         --         29,405             --         94,405
     Depreciation and amortization                          13,660         10,883         11,225        115,316
     Exchange gain                                              --             --             --       (168,556)
     Gain on settlement of debt                                 --             --        (53,800)       (53,800)
  Change in Operating Assets and Liabilities:
    Decrease in prepayments                                     --             --             --         18,000
    Decrease in notes receivable                                --             --             --      1,300,497
    (Increase) decrease in restricted cash                 (45,973)       (42,863)       991,305        (88,836)
    (Increase) decrease in accounts and interest
      receivable                                             3,879         (1,166)        (1,546)           665
    (Increase) decrease in related party receivables        46,387          2,351        (14,063)        (8,333)
    (Increase) decrease in prepaid expenses                (50,993)      (218,515)           (70)      (299,660)
    (Increase) decrease in deposits and bonds              (66,615)      (115,000)        25,256       (182,265)
    Increase in other assets                               (82,397)      (256,365)      (222,020)      (670,782)
    Increase in due to related parties                     387,571         56,186        122,429        485,217
    Increase (decrease) in accounts payable and
      royalties payable                                    695,903       (282,604)       624,595      1,486,474
    Increase in accrued expenses                           365,176          5,177          3,643        393,832
    Increase in guaranty fees payable                      790,940        895,000        520,000      2,205,940
    Increase (decrease) in interest payable                (20,089)       (37,645)       109,525        (65,985)
    Decrease in contingent liabilities                          --             --       (303,800)            --
                                                      ------------   ------------   ------------   ------------

          Net Cash Provided (Used) in
             Operating Activities                         (695,734)    (1,852,871)        13,893     (7,701,154)
                                                      ------------   ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Lease acquisition, exploration and development
    expenditures                                           (37,915)            --             --     (3,660,042)
  Plant construction in progress                        (1,359,115)    (2,257,050)    (6,722,124)   (10,144,052)
  Liquidation of RIT investment                                 --             --             --        418,346
  Purchase of property and equipment                            --        (15,071)       (11,547)      (118,147)
  Cash paid on note receivable related                          --             --             --        (25,000)
  Cash received from notes receivable                           --          5,000          5,000       (134,853)
                                                      ------------   ------------   ------------   ------------

          Net Cash (Used) in Investing Activities     $ (1,397,030)  $ (2,267,121)  $ (6,728,671)  $(13,663,748)
                                                      ------------   ------------   ------------   ------------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AMERALIA, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)

                                                                                                From the
                                                                                              Beginning of
                                                                                               Development
                                                                                                Stage on
                                                        For the Years Ended June 30,          July 1, 1992
                                                 ------------------------------------------    to June 30,
                                                     2002           2001           2000           2002
                                                 ------------   ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Cash received from issuance of stock           $     71,250   $     75,000   $    875,000   $  9,312,846
  Increase (decrease) in bank overdraft                    --        (38,356)        32,654             --
  Cash received on notes receivable (Related)          15,000             --             --         15,000
  Cash received from notes payable                  1,725,000      4,221,583      5,500,000     12,203,805
  Cash received from notes payable (Related)          250,000             --             --        250,000
  Payments on note payable                           (100,000)            --             --       (712,658)
  Additional capital contributed                           --             --             --        307,372
                                                 ------------   ------------   ------------   ------------

      Net Cash Provided by Financing Activities     1,961,250      4,258,227      6,407,654     21,376,365
                                                 ------------   ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH                      (131,514)       138,235       (307,124)        11,463

CASH AT BEGINNING OF YEAR                             143,215          4,980        312,104            238
                                                 ------------   ------------   ------------   ------------

CASH AT END OF YEAR                              $     11,701   $    143,215   $      4,980   $     11,701
                                                 ============   ============   ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION

  Income taxes                                   $         --   $         --   $         --   $         --
  Interest                                       $         --   $    223,832   $    248,010   $    751,215

NON-CASH FINANCING ACTIVITIES

  Common stock issued for payment of
   obligations                                   $         --   $     30,000   $     60,000   $    698,781
  Common stock issued for services rendered      $         --   $     29,405   $         --   $     94,405
  Common stock issued for financing costs        $  2,205,940   $    105,000   $         --   $  2,310,940
  Payment of preferred stock dividends through
   the issuance of additional common and
   preferred stock                               $         --   $    149,300   $    298,600   $  1,592,713
  Common stock issued as prepaid construction
   costs                                         $         --   $         --   $  1,300,000   $  1,300,000



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AMERALIA, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                          (A Development Stage Company)
                          June 30, 2002, 2001 and 2000

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

             On July 1, 1992, the Company reentered the development stage and is considered a development stage company as defined by SFAS No. 7. Since 1989, AmerAlia has been primarily engaged in establishing a chemical business in the manufacture of sodium bicarbonate and related products. AmerAlia purchased an interest in, and subsequently acquired, a federal sodium lease in Colorado, USA. AmerAlia's lease contains a substantial, naturally occurring, rare deposit of sodium bicarbonate, commonly known as baking soda.

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

             During November 2000, AmerAlia formed a wholly-owned subsidiary, Natural Soda, Inc. (NSI), to hold AmerAlia's soda assets and conduct its soda business. During March 2002, AmerAlia formed another subsidiary, Natural Soda AALA, Inc., which is wholly-owned by Natural Soda. The consolidated financial statements present the consolidated financial statements of AmerAlia, Inc., Natural Soda, Inc., and Natural Soda AALA, Inc. Collectively they are referred to herein as the "Company".

             b. Accounting Method

             The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a June 30, year-end.

             c. Cash and Restricted Cash

             The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

             The Company had $88,836 in restricted cash at June 30, 2002, of which $42,863 was held in a certificate of deposit with a bank to cover costs associated with the water monitoring wells and the restoration of the land. Additionally, the Company had on deposit with Bank of America $45,973 which has been set aside to pay monthly interest charges on the note payable to Bank of America.

                          AMERALIA, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                          (A Development Stage Company)
                          June 30, 2002, 2001 and 2000


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

              e. Income Taxes

              Deferred Taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

              Net deferred tax liabilities consist of the following components as of June 30, 2002 and 2001:

                                                 2002            2001
                                             ------------    ------------
Deferred tax liabilities:
  Accrued Compensation                       $    232,539    $     41,172
  Related Party Accruals                          217,722         118,560
                                             ------------    ------------
                                             $    450,261    $    159,732
                                             ============    ============

Deferred tax assets:
  Contribution Carryover                     $         98    $         98
  NOL Carryover                                 4,421,639       3,932,507
  Depreciation                                     (1,080)            358
                                             ------------    ------------
                                             $  4,420,657    $  3,932,963
                                             ============    ============

              The deferred tax amounts mentioned above have been classified in the accompanying balance sheets as of December 31, 2002 and 2001 as follows:

                                                 2002            2001
                                             ------------    ------------
Income tax benefit at statutory rate (39%)   $  3,970,400    $  3,676,600
Valuation allowance                            (3,970,400)     (3,676,600)
                                             ------------    ------------
                                             $         --    $         --
                                             ============    ============


                          AMERALIA, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                          (A Development Stage Company)
                          June 30, 2002, 2001 and 2000

NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              e. Income Taxes (Continued)

              The provision for income taxes charged to operations for the years ended December 31, 2002 and 2001 consists of the following:

                                                2002         2001
                                             ---------    ---------
Income tax benefit at statutory rate (39%)   $ 426,423    $ 636,184
Change in valuation allowance                 (426,423)    (636,184)
                                             ---------    ---------
                                             $      --    $      --
                                             =========    =========

              At June 30, 2002, the Company had net operating loss carry-forwards of approximately $11,337,607 that may be offset against future taxable income from the year 2000 through 2022. No tax benefit has been reported in the June 30, 2002 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

              Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

              f. Use of Estimates

              The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              g. Basic Net Loss Per Share

              The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

                                    For the Years Ended
                                         June 30,
                       --------------------------------------------
                           2002            2001            2000
                       ------------    ------------    ------------
Loss (numerator)       $ (2,764,858)   $ (1,897,715)   $ (1,798,786)
Shares (denominator)     12,819,479      10,892,214       8,269,928
                       ------------    ------------    ------------
Per share amount       $      (0.22)   $      (0.17)   $      (0.22)
                       ============    ============    ============

              The Company's outstanding stock purchase warrants and options have been excluded from the basic net loss per share calculation as they are anti-dilutive.

                          AMERALIA, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                          (A Development Stage Company)
                          June 30, 2002, 2001 and 2000


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

              i. Deferred Financing Costs and Loan Guaranty Fees

              The Company has incurred costs of $2,205,940 and $830,000 as of June 30, 2002 and 2001, respectively, as loan guaranty fees. The portion of the fees associated with the development of the Rock School Lease has been capitalized and is included in the lease development costs. The balance is being amortized over the life of the loan. In addition, the Company has incurred costs of $601,798 and $414,678 as of June 30, 2002 and 2001, respectively, in connection with establishing a long-term financing package for the construction of a plant for the recovery and production of the sodium bicarbonate or an alternative business acquisition. This amount will be amortized over the life of the long-term financing agreement once established.

              j. Reclassification of Prior Year Balances

              The classification of certain balances within the financial statements for the year ended June 30, 2001 have been changed to be consistent with the classification of the financial statements for the year ended June 30, 2002.

              k. Change in Accounting Principles

              SFAS NO.'S 141 AND 142 -- In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards 141. SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No. 142 is applied in its entirety, which was September 30, 2001.

                          AMERALIA, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                          (A Development Stage Company)
                          June 30, 2002, 2001 and 2000


NOTE 1 -     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
             (Continued)

             k. Change in Accounting Principles

             SFAS No. 141 provides standards for accounting for business combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e. those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations The adoption of this principle had no material effect on the company's financial statements.

             SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142, the Company will assess whether an impairment loss should be recognized and measured by comparing the fair value of the "reporting unit" to the carrying value, including goodwill. If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill (as defined in SFAS No.
             142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill is adjusted to the implied fair value.

             l. Newly Issued Accounting Pronouncements (Not Yet Adopted)

             SFAS NO. 143 -- On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

             While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 143 on the Company's financial statements, when it becomes effective, will not be significant.

                          AMERALIA, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                          (A Development Stage Company)
                          June 30, 2002, 2001 and 2000


NOTE 1 -     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
             (Continued)

             l. Newly Issued Accounting Pronouncements (Not Yet Adopted) (Continued)

             SFAS NO. 144 -- On October 3, 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. SFAS 144 supercedes SFAS Statement No. 121 (FAS
             121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business."

             SFAS 144 develops one accounting model (based on the model in SFAS
             121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates the requirement of APB 30 that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

             While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 144 on the Company's consolidated financial statements, when it becomes effective, will not be significant.

                          AMERALIA, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                          (A Development Stage Company)
                          June 30, 2002, 2001 and 2000


NOTE 1 -     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
             (Continued)

             l. Newly Issued Accounting Pronouncements (Not Yet Adopted) (Continued)

             SFAS NO. 145 -- On April 30, 2002, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds both FASB Statement No. 4 (SFAS 4)," Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, "Accounting for
             Leases: Sale-Leaseback Transactions Involving Real Estate," Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases. Generally, FAS 145 is effective for transactions occurring after May 15, 2002. We do not expect that the adoption of SFAS 145 will have a material effect on our financial performance or results of operations.

             SFAS NO. 146 -- In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The Company does not expect that the adoption will have a material effect on its financial performance or results of operations.

                          AMERALIA, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                          (A Development Stage Company)
                          June 30, 2002, 2001 and 2000


NOTE 1 -     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
             (Continued)

             m. Principles of Consolidation

             The consolidated financial statements include those of AmerAlia, Inc. and its wholly-owned subsidiary, Natural Soda, Inc.

             All material inter-company accounts and transactions have been eliminated.

             n. Equity Securities

             Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of issuance.

             o. Stock Options

             The Company applies Accounting Principles Board ("APB") 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock option plans. Under APB 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

             FASB Statement 123, "Accounting for Stock-Based Compensation" (SFAS No. 123"), requires the Company to provide pro-forma information regarding net income (loss) and net income (loss) per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123.

             p. Advertising

             The Company follows the policy of charging the costs of advertising to expense as incurred. There was no advertising expense for the years ended June 30, 2002, 2001 and 2000.

NOTE 2 -     RELATED PARTY RECEIVABLES

             The Company occasionally issues advances to related parties who have supported the Company over the years. The balance due from related parties at June 30, 2002 and 2001 totals $8,333 and $54,720, respectively. These advances are non-interest bearing and are due on demand. Under Section 402 of the Sarbanes-Oxley Act of 2002, the Company is prohibited from making further loans, salary advances to related parties, and may not make any material modification to or any extension of the loans outstanding at July 30, 2002.

                          AMERALIA, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                          (A Development Stage Company)
                          June 30, 2002, 2001 and 2000


NOTE 2 -     RELATED PARTY RECEIVABLES (Continued)

             The Company also loaned an officer of the Company $25,000 during the year ended June 30, 1999 as part of his employment agreement. Interest was payable on the loan at 7.0% per annum, payable quarterly. Accrued interest receivable at June 30, 2002 and 2001 was $-0- and $3,879, respectively. As part of the agreement, the Company would cancel $5,000 of the principal amount each year on the anniversary date of the employment agreement until paid in full. In the event of termination for any reason, the entire unpaid principal was due within 30 days of the termination date. The principal balance outstanding at June 30, 2002 and 2001 was $-0- and $15,000, respectively. During the year ended June 30, 2002, the Company renegotiated the employment agreement. The Company forgave $19,142 of the loan and accrued interest, and the long term portion of the employment agreement was canceled.

             At June 30, 2002 the Company had paid $8,333 as a salary advance.

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

             The Rock School Lease was renewed July 1, 2001 for a period of ten years and is renewable under terms and conditions prescribed by the Secretary of the Interior. The lease is currently undeveloped. The Company has the permits to construct the mining facilities. The Company is required to provide an approximate $1,400,000 reclamation bond on the site prior to full commencement.

                          AMERALIA, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                          (A Development Stage Company)
                          June 30, 2002, 2001 and 2000


NOTE 3 -     LEASE ACQUISITION, EXPLORATION AND DEVELOPMENT COSTS (Continued)

             The Company entered into a construction agreement dated May 14, 1999 with a Delaware corporation doing business as U.S. Filter Corporation and HPD Products (US Filter) to design, manage and construct a sodium bicarbonate solution mining and production plant for an amount not to exceed $33,200,000. As of June 30, 2002 and 2001, the Company had advanced a total of $7,296,639 and $6,902,803, respectively, to U.S. Filter for the construction of a production plant. The Company has also capitalized other costs related to the construction of a production plant totaling $3,955,953 and $2,880,600 as of June 30, 2002 and 2001,
             respectively, bringing the total capitalized costs at June 30, 2002 and 2001 to $11,252,592 and $9,783,403, which include interest of $352,530 and $538,303 capitalized during the years ended June 30, 2002 and 2001, respectively.

             In addition, during the year ended June 30, 2000, the Company issued 433,333 shares of its outstanding common stock valued at $3.00 per share as prepaid construction costs related to the plant construction, for a total value of $1,300,000. These costs are reclassified as plant construction costs as the services are performed. During the year ended June 30, 2001, $77,000 of the costs were reclassified as plant construction costs for services performed on the development of the plant during the year. Since the prepaid amount was the result of a stock issuance, the amount is being shown in the equity section of the accompanying balance sheets at June 30, 2002 and 2001.

             The Company does not expect to complete the construction of the plant pursuant to the US Filter agreement at the present time. Should the Company not complete its current plans of acquiring assets of a neighboring business, the Company will re-evaluate the US Filter agreement and the construction plans contemplated in that agreement.

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

                          AMERALIA, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                          (A Development Stage Company)
                          June 30, 2002, 2001 and 2000


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

             The Company has capitalized costs associated with the acquisition of the lease site and certain other costs associated with the development of the resource. The Company has installed five water monitoring wells and has collected base line data required by the Division of Minerals and Geology. The last data was collected in February 2001, completing the regulatory requirements necessary to begin solution mining activities. Total costs capitalized as of June 30, 2002 and 2001 were $3,810,042 and $3,810,042, all other costs incurred in developing the resource are expensed as period costs.

NOTE 4 -     FIXED ASSETS

             Fixed assets at June 30, 2002 and 2001 are as follows:

                                               June 30,
                                        --------------------
                                          2002        2001
                                        --------    --------
   Equipment                            $ 52,838    $ 52,838
   Less accumulated depreciation         (37,786)    (24,126)
                                        --------    --------

                                        $ 15,052    $ 28,712
                                        ========    ========

              Depreciation expense for the years ended June 30, 2002, 2001 and 2000 was $13,660, $10,883 and $11,225, respectively.

                          AMERALIA, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                          (A Development Stage Company)
                          June 30, 2002, 2001 and 2000


NOTE 5 -     DUE TO RELATED PARTIES

             Due to the related parties consist of the following amounts:

                                                                              June 30,
                                                                    ---------------------------
                                                                        2002             2001
                                                                    ------------     ----------
Accrued directors fee                                               $    146,451   $     76,451

Officer and director compensation                                        421,743        111,497

Note payable to Jacqueline Badger Mars Trust;
 principal and interest due at closing of long-term
 financing or on demand; interest at 8%; secured
 by interest in all of real and personal property                        254,264             --

Note payable to Jacqueline Badger Mars principal and
 Interest due on demand; interest at 8%;
 Unsecured                                                                 3,061             --
                                                                    ------------   ------------
                                                                    $    825,519   $    187,948
                                                                    ============   ============

NOTE 6 -     NOTES PAYABLE

                                                                             June 30,
                                                                    ---------------------------
                                                                        2002           2001
                                                                    ------------   ------------
Notes payable consist of the following amounts:

Note payable to an individual; principal and
 interest due on June 3, 2002; interest at 8%;
 unsecured                                                          $     25,000   $         --

Note payable to investor; unsecured, due on
 demand; at 10% interest                                                   4,000          4,000

Note payable to an individual; unsecured, due
 on one month's call; interest at the prime rate                         300,000        300,000

Note payable to a financial institution, principal and interest due September 30, 2002, interest at prime plus 2% (floating),
 secured by related party guaranty agreements                          1,100,000        500,000

Note payable to financial institution; principal and interest due
 September 30, 2002; interest at 6.75% at June 30, 2002; secured
 by a related  party guaranty agreement                                9,921,583      8,921,583
                                                                    ------------   ------------

Total Notes Payable                                                 $ 11,350,583   $  9,725,583
                                                                    ============   ============

             All amounts are classified as current as of June 30, 2002 and 2001.

                          AMERALIA, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                          (A Development Stage Company)
                          June 30, 2002, 2001 and 2000


NOTE 7 -     OFFICER COMPENSATION

             During the year ended June 30, 2002, Mr. Bill H. Gunn's salary was $200,000 of which $117,620 was paid and $82,380 was accrued. Mr. Robert van Mourik's salary was $133,000 of which $56,143 was paid and $76,857 was accrued. Mr. John Woolard's salary was $150,000 of which $47,603 was paid and $102,397 was accrued.

             During the year ended June 30, 2001, Mr. Gunn's salary was $150,000, of which, $150,000 was paid. Mr. van Mourik's salary was $133,000 of which $116,320 was paid and $16,680 was accrued. Mr. Woolard's salary was $150,000 of which $145,500 was paid and $4,500 was accrued.

             Each of the above individuals also receives $14,000 per year for directors' fees. $14,000 was paid to Mr. Gunn during the year ended June 30, 2001, all other amounts have been accrued.

             Mr. Bill H. Gunn is Chairman and President of AmerAlia, and Mr. Robert van Mourik, Executive Vice President, Chief Financial Officer, Secretary & Treasurer. On June 1, 1998, the Company appointed Mr. John Woolard as an Executive Vice President. Previously, Mr. Woolard had been employed as a consultant under a consulting agreement. Additional fees totaling $382 have been paid to Jacinth Pty. Ltd., an affiliate of Robert Cameron, a director of the Company for the year ended June 30, 2001. The liabilities to related parties include these fees (See Note 5).

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

NOTE 8 -     OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS

             As a result of applying SFAS No. 123 to stock options granted as an inducement to become a new board member, the Company recorded an expense of $31,675 for the year ended June 30, 2002. The expense is included in the selling, general and administrative amount in the statement of operations.

             Under FASB Statement 123, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 108.064%, 109.388%, and 111.958%; risk-free interest rates of 2.77, 2.77, and 6.50 percent and expected lives of 3.0, 3.0, and 5.0 years, for the years ended June 30, 2002, 2001, and 2000, respectively.

                          AMERALIA, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                          (A Development Stage Company)
                          June 30, 2002, 2001 and 2000


NOTE 8 -     OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS (Continued)

             Had compensation cost for the Company's stock options granted to directors and employees been based on the fair value as determined by the Black-Scholes option pricing model at the grant date under the accounting provisions of SFAS No. 123, the Company would have recorded an additional expense of $140,107, $20,802 and $-0- for the years ended June 30, 2002, 2001, and 2000, respectively. Also under these same provisions, the Company's net loss would have been changed by the pro forma amounts indicated below:

                                       June 30,
                        --------------------------------------------
                            2002            2001            2000
                        ------------    ------------    ------------
Net loss:
  As reported           $ (2,764,858)   $ (1,897,715)   $ (1,798,786)
  Pro forma             $ (2,904,965)   $ (1,918,517)   $ (1,798,786)

                                       June 30,
                        --------------------------------------
                           2002          2001          2000
                        ----------    ----------    ----------
Basic loss per share:
As reported             $    (0.22)   $    (0.17)   $    (0.22)
Pro forma               $    (0.23)   $    (0.18)   $    (0.22)

             A summary of the status of the Company's stock options and warrants as of June 30, 2002 and changes during the year ended June 30, 2002 are presented below:

                               Weighted        Weighted
                               Options,         Average       Average
                               Warrants        Exercise      Grant Date
                              and SAR's         Price        Fair Value
                             ------------    ------------   ------------
Outstanding, June 30, 2001      1,485,000    $       1.31   $       1.15
    Granted                       207,500            1.19           1.98
    Expired/Canceled              (75,000)           1.09           1.26
    Exercised                          --              --             --
                             ------------    ------------   ------------

Outstanding, June 30, 2002      1,617,500    $       1.30   $       1.25
                             ============    ============   ============

Exercisable, June 30, 2002      1,617,500    $       1.30   $       1.25
                             ============    ============   ============

                          AMERALIA, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                          (A Development Stage Company)
                          June 30, 2002, 2001 and 2000


NOTE 8 -     OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS (Continued)

             The following summarizes the exercise price per share and expiration date of the Company's outstanding options and warrants to purchase preferred and common stock at June 30, 2002:

Expiration Date                       Price              Number
---------------                       -----             ---------
March 31, 2003                        $1.09               100,000
March 31, 2003                        $1.50               150,000
December 31, 2003                     $1.50                80,000 (See Note 9)
June 30, 2004                         $1.45               112,500
October 24, 2004                      $0.74                75,000
April 30, 2005                        $1.09               475,000
April 30, 2006                        $1.09                12,500
April 30, 2007                        $1.09                12,500
April 30, 2008                        $1.09                25,000
June 28, 2006                         $1.50               505,000
June 28, 2006 (SAR's)                 $1.50                70,000 (See Note 7)
                                                        ---------
                                                        1,617,500
                                                        =========

             During the year ended June 30, 2002, 207,500 options were granted, no options or warrants were exercised and 75,000 expired.

             During the year ended June 30, 2001, the Shareholders of the Company approved the 2001 Stock Option Plan, under which employees, consultants, officers and directors may be granted stock options. The total number of shares of common stock as to which options may be granted under the plan is 1,000,000. The Company has not granted any options under this plan.

             The Shareholders also approved the 2001 Directors' Incentive Plan whereby each director (who is not an employee or officer) is granted an option to purchase 75,000 shares at a current market price when a person joins the Board of Directors. In addition, options to purchase 37,500 shares are granted to each such director sitting at July 1 of each year. The exercise price for these options is the average market price during the month of June preceding each grant date, and the options have a three-year term. All options under this plan are exercisable six months after the date of grant.

             During the year ended June 30, 2001, 720,000 options were granted pursuant to the 2001 Directors' Incentive Plan, no options were exercised and 542,000 expired. During the year ended June 30, 2002, 207,500 options were granted pursuant to the 2001 Directors' Incentive Plan, no options were exercised and 75,000 expired.

                          AMERALIA, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                          (A Development Stage Company)
                          June 30, 2002, 2001 and 2000


NOTE 9 -     COMMITMENTS AND CONTINGENT LIABILITIES

             The Company is a party to certain claims and lawsuits arising from its business activities.

             On December 10, 1992, the Company acquired the Rock School Lease from E.E. Kinder Company (Kinder)(See Note 3); the acquisition terms were amended by Kinder and the Company on January 1, 1996. As amended, the acquisition agreement provides for the following consideration:

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

                   Minimum amounts due are as follows:

                      2003                  $  100,000
                                            ----------
                      Total                 $  100,000
                                            ==========

             These payments will continue while the Company holds the Rock School Lease. Royalties payable as of June 30, 2002 and 2001 were $504,167 and $429,167, respectively.

             As discussed in Note 3, the payment of the minimum annual royalties accrues credits which the Company can offset against future royalty liabilities if they exceed the minimum annual royalty due. The total of these credits at June 30, 2002 was $662,500.

             In April 1999 (effective November 1998), the Company entered into an employment contract with its Vice-President of Operations for a period of five years. Pursuant to the employment agreement, the officer will receive a salary of $100,000 per annum, plus bonuses and salary increases. The Company also granted the officer options to acquire 100,000 shares of common stock at an exercise price of $1.50 per share, through December 31, 2003. 20,000 of those options vested upon signing the agreement and the remaining options vest annually through November 2002. At the request of the officer, this employment agreement was renegotiated in April 2002 to an "at will" agreement and the balance of the note receivable and accrued interest forgiven.

                          AMERALIA, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                          (A Development Stage Company)
                          June 30, 2002, 2001 and 2000


NOTE 9 -     COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

             In July 2001, the Company raised $75,000 through the issue of 75,000 shares to an accredited investor. During 2001, the Company entered into negotiations to acquire another similar business. Since July 2001, after consulting the prospective financier of the Rock School Lease development, the Company has submitted a definitive offer for the purchase and been engaged in discussions with senior management of the vendor company. However, the Company has not concluded (and may not conclude) an agreement for its purchase although it has received a conditional offer of finance from its lender. Therefore, the Company cannot offer any assurance that it will be able to complete this transaction. If the Company can acquire the business, it proposes to refurbish its facilities and then expand production capability utilizing the equipment and engineering already undertaken on the Rock School Lease project.

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

NOTE 11 -    ACCRUED EXPENSES

             Accrued expenses consist of the following at June 30, 2002 and 2001, respectively:

                               2002            2001
                            ----------      ----------
  Accrued dividends         $       --      $    6,304
  Payroll taxes                     --          22,385
  Judgment payable             379,899              --
  Other                         18,966              --
                            ----------      ----------

      Total                 $  393,865      $   28,689
                            ==========      ==========

             On August 16, 2002, the Colorado District Court for Arapahoe County, Colorado (Civil Action No. 99-CV-2207) entered judgment for Marvin Hudson, a former officer and employee of the Company in the amount of $374,100 with 3% interest. The judgment payable of $379,899 is included in accrued expenses as of June 30, 2002.

                          AMERALIA, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                          (A Development Stage Company)
                          June 30, 2002, 2001 and 2000


NOTE 12 -   GUARANTY FEES PAYABLE

            The Company entered into an agreement with the Mars Trust (a related party) on September 13, 1999 for the purpose of establishing a loan with Bank of America, N.A. The Company subsequently borrowed $4.2 million and additional loans from Bank of America until they were aggregated into one loan of approximately $10,000,000 due March 31, 2002. The Mars Trust facilitated the loan by guaranteeing its repayment in a manner satisfactory to the bank. To compensate the Trust, the Company agreed to pay a guaranty fee and renegotiated this fee with each increment in the borrowings and extension of term until the total guaranty fee due for the facilities until March 31, 2002 was $1,780,000. The Company granted the Trust security over its entire interest in Natural Soda, Inc., a wholly owned subsidiary formed to acquire the Company's entire interest in the Rock School Project and the Rock School Lease, as collateral for the repayment of the entire loan and the Trust's liability under this Guaranty.

            In February 2002 the Company reached an agreement with the Trust to issue 1,780,000 shares in satisfaction of the guaranty fee with the number of shares issued subject to recalculation based on market prices of our shares through December 2002.

            To date, the Company has paid the Bank of America, N.A. interest for its existing loan of approximately $10,000,000, and in March 2002, with the consent of the Mars Trust, extended the due date of the loan until June 30, 2002 (subsequently extended until September 30, 2002). The Company then entered into a new guaranty agreement with the Mars Trust agreeing to pay the Mars Trust a fee for guaranteeing the bank loans in an amount equal to 1.083% of the amount of the loans received per month while the loans are outstanding. This compensation will be payable in shares of AmerAlia's restricted common stock valued at $1.00 per share, subject to certain readjustments. The Company issued an additional 322,440 shares as a guaranty fee for the extension through June 30, 2002. The number of these shares is also subject to recalculation based on market prices of our shares through December 2002. See "Note 15-Subsequent Events," below.

            The Company also entered into a Guaranty Agreement on June 6, 2001 with two individuals to guaranty the repayment of a loan with Harris Bank for $500,000 until June 30, 2002. The Company issued 74,000 shares of common stock to the individuals with the right to reduce the number of shares issued based on future events.

            In March 2002, the Company received approximately $600,000 funds from a new loan from the Harris Bank as a result of a loan guaranty. The funds were used to repay an existing obligation of $100,000 due to the individuals, and to pay fees and interest in advance to extend the loan from the Bank of America through June 30, 2002 (approximately $120,000). As a result, AmerAlia received net proceeds of approximately $380,000. The Company used the proceeds to pay certain past-due expenses, and for working capital purposes in connection with the negotiation of its debt facility, equity investment, and the construction of a plant on our Rock School lease or the possible acquisition of neighboring sodium bicarbonate production assets.

                          AMERALIA, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                          (A Development Stage Company)
                          June 30, 2002, 2001 and 2000

NOTE 12 -   GUARANTY FEES PAYABLE (Continued)

            The Company entered into an additional guaranty agreement with the individuals and agreed to pay a fee for guaranteeing the bank loans in an amount equal to 1.083% of the amount of the loans received per month while the loans are outstanding on the same terms as the guaranty agreement with the Mars Trust. In August 2002, the individuals repaid the loan due to the Harris Bank and extended the Company's obligation to repay the loan (now due to them, personally) until September 30, 2002. Although the loans have not yet been extended beyond the September 30, 2002 date, neither of the lenders has called the loan for payment and the Company expects to negotiate terms to extend the loans pending completion of its other announced business activities. In addition to repaying the loan, the Company has agreed to pay a fee for extending the loan based on the same terms as the guaranty fee payable to the Mars Trust. See "Note 15-Subsequent Events," below.

NOTE 13 -   PREFERRED STOCK

            There are 82 shares of Series E preferred stock outstanding at June 30, 2002 which carry a 10% dividend payable quarterly when declared by the directors of the Company. Each share of the preferred stock was convertible into 1,000 shares of common stock until October 31, 2000. After October 31, 2000, the 82 shares were no longer convertible into common stock and have no voting rights.

NOTE 14 -   GOING CONCERN

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

NOTE 15 -   SUBSEQUENT EVENTS

            Subsequent to June 30, 2002, the Company borrowed an additional $500,000 from Harris Bank under a guaranty provided by two individuals. The guaranty fee will be paid through the issuance of 50,000 shares of restricted common stock at $1.00 per share. The total debt due to Harris Bank was repaid by the guarantors during August 2002 and the debt is now due to the guarantors.

            Also, subsequent to June 30, 2002, the Company has issued a total of 214,960 shares to the Jacqueline Badger Mars Trust in satisfaction of the July and August guaranty fee.

                          AMERALIA, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                          (A Development Stage Company)
                          June 30, 2002, 2001 and 2000


NOTE 16 -   FOURTH QUARTER LOSS RECONCILIATION

            Pursuant to APB 28, "Interim Financial Reporting", the following is a reconciliation of the net loss as reported in the Company's March 31, 2002 consolidated financial statements to the net loss as recorded at June 30, 2002.

    Net loss reported March 31, 2000                        $(1,487,418)

    4th quarter accrual for Marvin Hudson judgment             (379,899)

    4th quarter accrual for Director's fees                     (93,500)

    4th quarter accrual for Director's options                  (31,675)

    4th quarter legal fees - Hudson judgment                   (105,000)

    Other 4th quarter adjustments and general loss from
      operations in 4th quarter                                (667,366)
                                                            -----------

    Net loss reported June 30, 2002                         $(2,764,858)
                                                            ===========

                                 EXHIBIT INDEX

Exhibit
Number            Description

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

10.9 (f)          Consulting Agreement between AmerAlia and E.E. Kinder Co.

10.10 (f)         U.S. Government Sodium Lease

10.11 (g)         Design/Build Contract with U.S. Filter Corp.

10.12 (b)         Amended and Restated Guaranty Agreement with the Jacqueline
                  Badger Mars Trust

10.13 (d)         Second Amended and Restated Guaranty Agreement with the
                  Jacqueline Badger Mars Trust

10.14(c)          AmerAlia, Inc. 2001 Directors' Incentive Plan

10.15(c)          AmerAlia, Inc. 2001 Stock Option Plan

10.16(h) Third Amended and Restated Guaranty Agreement with the Jacqueline Badger Mars Trust.

21.1 Subsidiaries of the Registrant: Natural Soda, Inc., a Colorado corporation and Natural Soda AALA, Inc., a Colorado corporation.

(a) Incorporated by reference from AmerAlia's Form 10 General Registration Statement filed with the Commission on March 5, 1987.

(b) Incorporated by reference from AmerAlia's annual report on Form 10-K for the year ended June 30, 2000.

(c) Incorporated by reference from AmerAlia's Form 10-K for its year ended June 30, 2001.

(d) Incorporated by reference from AmerAlia's Form 8-K reporting an event of December 1, 2000.

(e) Incorporated by reference from AmerAlia's Form 10-K for its year ended June 30, 1993.

(f) Incorporated by reference from AmerAlia's Form 10-K for its year ended June 30, 1995.

(g) Incorporated by reference from AmerAlia's Form 10-K for its year ended June 30, 1999.

(h) Incorporated by reference from AmerAlia's Form 8-K reporting an event of December 17, 2001.