Form 10QSB
period 2002-09-30
AMERALIA INC
filed 2002-11-19
CIK 811419

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from      to


                           Commission File No. 0-15474


                                 AMERALIA, INC.
            --------------------------------------------------------
               (Exact name of Company as specified in its charter)

                               A Utah Corporation
                  I.R.S. Employer Identification No. 87-0403973


                  20971 E. SMOKY HILL RD., CENTENNIAL, CO 80015
              -----------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (720) 876 2373
               ---------------------------------------------------
                (Company's telephone number, including area code)



Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

The number of shares outstanding of the Company's $.01 par value common stock as of November 1, 2002 was 14,803,136. Shares of preferred stock, $0.05 par value, outstanding as of November 1, 2002 was 82.

                                 AMERALIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                              INDEX TO FORM 10-QSB



                                                                                                        Page
                                                                                                        ----
PART I:  FINANCIAL INFORMATION

Item 1:  Financial Statements

                  Balance Sheets - September 30, 2002
                  and June 30, 2002                                                                       1

                  Statements of Operations for the Quarters ending September 30,
                  2002 & 2001 and from the Beginning of Development Stage on
                  July 1, 1992 to September 30, 2002                                                      3

                  Statements of Cash Flows for the Quarters ending September 30,
                  2002 & 2001 and from the Beginning of Development Stage on
                  July 1, 1992 to September 30, 2002                                                      4

                  Note to Consolidated Financial Statements                                               6

Item 2:           Management's Discussion and Analysis of
                  Financial Condition and Results
                  of Operations.                                                                          7

Item 3:           Controls and Procedures                                                                 9

PART II: OTHER INFORMATION

Item 1:           Legal Proceedings                                                                       9

Item 2:           Changes in Securities                                                                   9

Item 3:           Defaults Upon Senior Securities                                                        10

Item 4:           Submission of Matters to a Vote of Security Holders                                    10

Item 5:           Other Information                                                                      10

Item 6:           Exhibits and Reports on Form 8-K                                                       10

SIGNATURE                                                                                                10

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS


                                                                  Sept 30             June 30
                                                                    2002               2002
                                                               ---------------   ---------------
                                                                 (Unaudited)

CURRENT ASSETS

    Cash                                                       $         9,140   $        11,701
    Restricted cash                                                    143,335            88,836
    Related party receivables                                               --             8,333
    Prepaid expenses                                                   232,100           299,660
                                                               ---------------   ---------------

    Total Current Assets                                               384,575           408,530
                                                               ---------------   ---------------


FIXED ASSETS                                                            13,438            15,052
                                                               ---------------   ---------------


OTHER ASSETS

    Lease acquisition, exploration and development costs             3,813,164         3,810,042
    Plant construction in progress                                  11,854,519        11,180,432
    Deferred financing costs                                         1,010,135           601,798
    Deposits and bonds                                                  88,643           182,266
                                                               ---------------   ---------------

    Total Other Assets                                              16,766,461        15,774,538
                                                               ---------------   ---------------



TOTAL ASSETS                                                   $    17,164,474   $    16,198,120
                                                               ---------------   ---------------





                              (Continued over page)



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS


                                                                    Sept 30        June 30
                                                                      2002           2002
                                                                 ------------    ------------
                                                                  (Unaudited)



CURRENT LIABILITIES

    Accounts payable                                             $  1,373,942    $    991,111
    Royalties payable                                                 522,917         504,167
    Guarantee fees payable                                             35,748              --
    Accrued expenses                                                  560,892         393,865
    Due to related parties                                            842,821         825,519
    Notes payable                                                  11,850,583      11,350,583
    Interest payable                                                   82,137          53,081
                                                                 ------------    ------------

    Total Current Liabilities                                      15,269,040      14,118,326
                                                                 ------------    ------------


STOCKHOLDERS' EQUITY

    Preferred stock, $.05 par value; 1,000,000 authorized;
    82 and 82 issued and outstanding; respectively                          4               4
    Common stock, $.01 par value; 100,000,000 shares
    authorized; 14,695,656 and 14,323,216 issued and
    outstanding respectively                                          146,957         143,232
    Additional paid in capital                                     22,079,191      21,710,478
    Prepaid construction costs                                     (1,223,000)     (1,223,000)
    Deficit accumulated prior to development stage                 (3,797,189)     (3,797,189)
    Deficit accumulated during the development stage              (15,310,529)    (14,753,731)
                                                                 ------------    ------------



    Total Stockholders' Equity                                      1,895,434       2,079,794
                                                                 ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 17,164,474    $ 16,198,120
                                                                 ------------    ------------


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                From the
                                                                                              Beginning of
                                                                                             Development Stage
                                                                                             on July 1, 1992
                                                       Quarter ending     Quarter ending        to Sept 30,
                                                       Sept 30, 2002      Sept 30, 2001            2002
                                                     ----------------    ----------------    ----------------
                                                                            (Restated)

REVENUES                                             $             --    $             --    $             --
                                                     ----------------    ----------------    ----------------

EXPENSES

    General & administrative                                  308,671             281,412          11,533,857
    Depreciation & amortisation                                 1,614               3,765             111,353
                                                     ----------------    ----------------    ----------------
    Total Expenses                                            310,285             285,177          11,645,210
                                                     ----------------    ----------------    ----------------
LOSS FROM OPERATIONS                                         (310,285)           (285,177)        (11,645,210)

OTHER INCOME (EXPENSE)

    Other income                                                   --                  --               2,054
    Investment income                                              --                  --              89,760
    Other financing costs                                    (168,588)            (41,260)           (754,263)
    Gain on settlement of debt                                     --                  --              53,800
    Interest income                                                46                 679             333,050
    Interest expense                                          (77,971)            (54,260)         (1,501,173)
    Foreign currency gain (loss)                                   --                  --             (63,572)
                                                     ----------------    ----------------    ----------------

    Total Other Income (Expense)                             (246,513)            (94,841)         (1,840,344)
                                                     ----------------    ----------------    ----------------

NET LOSS BEFORE INCOME TAX EXPENSE                           (556,798)           (380,018)        (13,485,554)
                                                     ----------------    ----------------    ----------------
    Income tax expense                                             --                  --                  --

NET LOSS                                             $       (556,798)   $       (380,018)   $    (13,485,554)
                                                     ----------------    ----------------    ----------------
BASIC NET LOSS PER SHARE                             $         (0.038)   $         (0.031)


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING              14,509,436          12,079,776

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                                   From the
                                                                                                 Beginning of
                                                                                               Development Stage
                                                                                                on July 1, 1992
                                                             Quarter ending    Quarter ending     to Sept 30,
                                                              Sept 30, 2002    Sept 30, 2001          2002
                                                             --------------    --------------    --------------
                                                                                 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                 $     (556,798)   $     (380,018)   $  (13,485,554)
    Adjustments to reconcile net loss to net cash
      Provided (used) in operating activities:
        Bad debt                                                                                        624,798
        Stock options granted                                            --                --            31,675
        Stock issued for services rendered                               --                --            94,405
        Depreciation & amortization                                   1,614             3,765           116,930
        Exchange (gain)                                                  --                --          (168,556)
        (Gain) on settlement of debt                                     --                --           (53,800)
    Change in Operating Assets and Liabilities:
        Decrease in prepayments                                          --                --            18,000
        (Increase) in restricted cash                               (54,499)               --          (143,335)
        (Increase) in accounts and interest receivable                   --              (263)              665
        (Increase) decrease in deposits & bonds                      93,623            (4,264)          (88,642)
        Decrease in notes receivable                                     --                --         1,300,497
        Decrease in related parties receivables                       8,333                --                --
        (Increase) decrease in prepaid expenses                      67,560            13,667          (232,100)
        (Increase) decrease in other assets                        (408,337)           30,703        (1,079,119)
        Increase in accounts and royalties payable                  401,581           176,639         1,888,055
        Increase in accrued expenses                                167,027               318           560,859
        Increase in due to related parties                           17,302            79,870           511,519
        Increase in interest payable                                 29,056            51,612           (36,929)
        Increase in guarantee fees payable                          408,186                --         2,614,126
                                                             --------------    --------------    --------------

Net Cash Provided (Used) in Operating Activities                    174,648           (27,971)       (7,526,506)
                                                             --------------    --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Lease exploration & development expenditure                      (3,122)          (18,229)       (3,663,164)
    Plant construction in progress                                 (674,087)         (163,255)      (10,818,139)
    Purchase of property & equipment                                     --                --          (118,147)
    Liquidation of RIT investment                                        --                --           418,346
    Cash paid on note receivable related                                 --                --           (25,000)
    Cash received from notes receivable                                  --                --          (134,853)
                                                             --------------    --------------    --------------
Net Cash Used in Investing Activities                        $     (677,209)   $     (181,484)   $  (14,340,957)
                                                             --------------    --------------    --------------


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                  AMERALIA INC
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)


                                                                                                  From the
                                                                                                 Beginning of
                                                                                               Development Stage
                                                                                                on July 1, 1992
                                                             Quarter ending    Quarter ending     to Sept 30,
                                                              Sept 30, 2002     Sept 30, 2001        2002
                                                             --------------    --------------    --------------
                                                                                 (Restated)

 CASH FLOWS FROM FINANCING ACTIVITIES
    Cash received from issuance of stock                                               71,250         9,312,846
    Additional capital contributed                                       --                --           307,372
    Cash received on notes receivable (related)                          --                --            15,000
    Cash received from notes payable                                500,000                --        12,703,805
    Cash received from notes payable (related)                           --                --           250,000
    Cash payments on notes payable                                       --                --          (712,658)
                                                             --------------    --------------    --------------


Net Cash provided from Financing Activities                         500,000            71,250        21,876,365
                                                             --------------    --------------    --------------
NET INCREASE (DECREASE) IN CASH                                      (2,561)         (138,205)            8,902

Cash and cash equivalents at beginning of period                     11,701           143,215               238
                                                             --------------    --------------    --------------
Cash and cash equivalents at end of period                   $        9,140    $        5,010    $        9,140
                                                             --------------    --------------    --------------


SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

    Income taxes                                             $           --    $           --    $           --
    Interest                                                 $       48,915    $        2,648    $      800,130

NON CASH FINANCING ACTIVITIES

    Common stock issued for payment of obligations           $           --    $           --    $      698,781
    Common stock issued for services rendered                $           --    $           --    $       94,405
    Common stock issued for financing costs                  $      372,438    $           --    $    2,683,378
    Payment of preferred stock dividends through
     the issuance of additional common and
     preferred stock                                         $           --    $           --    $    1,592,713
   Common stock issued as prepaid construction costs         $           --    $           --    $    1,300,000


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 AMERALIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTE TO RESTATED FINANCIAL STATEMENTS
                   As at September 30, 2002 and June 30, 2002
              and for the Periods ended September 30, 2002 and 2001

NOTE 1.  MANAGEMENT ADJUSTMENTS

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent restated audited financial statements and notes thereto included in its June 30, 2002 Annual Report on Form 10-KSB. Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003.

NOTE 2.  GOING CONCERN

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

NOTE 3.   OPTIONS GRANTED

         On July 1, 2002 we granted options to acquire 150,000 shares of restricted common stock at $0.55 until June 30, 2005 in accordance with the requirements of the Non-Executive Directors Option Plan which was approved by the shareholders of the company in 2001. These options vest January 1, 2003.

         In September 2002, the compensation committee granted each of three non-employee directors options to acquire 20,000 shares of AmerAlia's common stock for $1.00 per share, exercisable through September 9, 2005. These options vest upon completion of the pending business acquisition and will be forfeited if AmerAlia is not able to complete the transaction by December 31, 2002.

NOTE 4.   SUBSEQUENT EVENT

         During the quarter ending December 31, 2002 the Company has elected to expense a $300,000 preliminary commitment fee paid to a financial institution due to the withdrawal of an offer of a credit support facility.

                                 AMERALIA, INC.
                          (A DEVELOPMENT STAGE COMPANY)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         AmerAlia's future conduct depends on a number of factors beyond our control, so we cannot assure anyone we will be able to conduct AmerAlia's operations as we contemplate in this report. This report contains various statements using the terms "may", "expects to", and other terms denoting future possibilities. They are forward-looking statements. We cannot guarantee the accuracy of these statements as they are subject to a variety of risks beyond our ability to predict or control. These risks may cause actual results to differ materially from the projections or estimates contained in this report. These risks include, but are not limited to, the possibility the described operations, reserves, exploration or production activities will not be completed on economic terms. Undertaking exploration, development and mining of mineral properties, significant construction projects, and the manufacture and marketing of chemical products is risky. Many of these risks are described in the Company's filing on Form 10-KSB for the fiscal year ended June 30, 2002 and it is important that each person reviewing this report understands the significant risks accompanying the establishment of AmerAlia's proposed operations.

Liquidity and Capital Resources

         We have continued to sustain our activities during the quarter ended September 30, 2002 and subsequently through the continued support of our shareholders, vendors, officers and our directors. Our primary source of support is from our principal shareholder who has guaranteed a loan facility with the Bank of America, currently $9.9 million. In addition, two other shareholders have loaned us a total of $1.9 million. We received $500,000 of these loans during the quarter ended September 30.

         This financial support has enabled us to pursue our objective to establish AmerAlia in the production and sales of natural sodium bicarbonate products. As discussed below, we are seeking to achieve this objective either through the development of our Rock School Lease, or alternatively, the acquisition of another business. We have been negotiating with the vendor of a prospective suitable business and we have held discussions with a number of prospective equity and debt providers. At this time, we have not finalised agreements with any of them. One financial institution which had made a preliminary offer of credit support has now advised us that the offer has been withdrawn. As we had been aware of this possibility we have continued our negotiations with other funding sources and we shall seek to complete a profitable and worthwhile acquisition.

         These loans are guaranteed by the shareholders on the same terms and conditions as explained at Item 12. "Certain Relationships and Related Party Transactions". During the quarter ended September 30, 2002 we issued 322,440 shares of restricted common stock to our principal shareholder in satisfaction of guaranty fees payable and we are required to issue 35,748 shares for the September quarter to the shareholders who have provided the other loans. The numbers of these shares are subject to recalculation based upon future market prices of our Common Stock.

         These additional borrowings, increases in accounts and royalties payable of $401,581, an increase in accrued expenses of $167,027 and reductions in deposits and prepaid expenses totaling $161,183 and net increases in interest payable and liabilities due to related parties of $46,358 have funded our operating loss for the quarter, our continuing investment in our project's development and other working capital requirements, in particular, the payment of a commitment fee to a lender and extensive due diligence expenses and associated legal fees. During the quarter we have invested a total of approximately $680,000 in pursuing these objectives, in addition to incurring our operating loss of approximately $557,000.

         This situation has aggravated our working capital shortage and imposed high interest payments while allowing us to continue our acquisition negotiations, meet some of our more pressing current financial needs, and maintain our investment in our Rock School Lease Project. Consequently, our working capital deficit exceeded $14,880,000 at September 30, 2002. Our ability to ensure our long-term survival as a going concern continues to be dependent upon our generating revenues from the production and sale of sodium bicarbonate or generation of revenues from our prospective business acquisition. This has been our business plan for several years. In order to accomplish this plan, we must either secure funding of up to $50 million to construct our proposed plant to produce sodium bicarbonate from our Rock School Lease, or conclude negotiations to acquire another business and to obtain the debt and equity funding necessary to complete that agreement.

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

Results of Operations

         Since we do not receive revenues from operations, any income we receive is generally derived from interest earned on funds on deposit. This income currently is minimal. General and administrative expenditures were higher at $308,671 over the corresponding previous quarter, 2001: $281,412. Depreciation expense is modest and immaterial.

         As noted above, we have financed our capital expenditure program and expenditures using debt finance. Consequently, we have a high level of interest payments. However, a significant proportion of the debt was used to fund capital expenditures, hence the interest incurred on that debt has been capitalised. The remainder of the interest expense this quarter was $77,971 compared with $54,260 in 2001.

         A significant expense this quarter continued to be other financing costs 2002: $168,588, 2001: $41,260. This expense is attributable to the amortization of loan guarantee fees discussed above. These loan guarantee fees are amortized over the term of the debt derived as a result of the guarantee. As the guarantee fees will be met through the issue of shares this substantial expense item remains a non-cash expense. As discussed in the notes to the financial statements, during the quarter ending December 31, 2002 the Company has elected to expense a $300,000 preliminary commitment fee paid to a financial institution due to the withdrawal of an offer of a credit support facility.

         It is likely that we will continue to recognize significant operating losses and negative cash flow until after our Rock School Project has been completed and operating profitably or we complete our prospective business acquisition. There is a number of significant contingencies that result in these possibilities being of significant risk, and there can be no assurance that we will ever achieve profitable operations or a positive cash flow. Until we achieve our objective of establishing or acquiring a plant for the recovery and production of sodium bicarbonate, we will not be able to generate operating revenues. Whilst we are progressing negotiations for the acquisition of another business with the vendor, various accredited investors and with our prospective lenders, we have not reached any definitive agreements to enable us to build the proposed facilities or acquire the business. In the meantime, we must fund our operating losses as discussed above.

Impact of Inflation

         We believe the Company's activities are not materially affected by inflation.

ITEM 3: CONTROLS AND PROCEDURES

(a) Pursuant to Item 307(a) of Regulation S-B, the Company's chief executive officer and the chief financial officer have evaluated the effectiveness of the company's disclosure controls and procedures (as those terms are defined in Exchange Act Rule 13a-14(c)) within the past 90 days. The Company's chief executive officer has concluded that the disclosure controls and procedures are effective for the Company.

(b) There have been no significant changes in the Company's internal controls and, therefore, there is no disclosure required pursuant to
         Item 307(b) of Regulation S-B,

(c)      Not applicable.

PART II: OTHER INFORMATION

Item 1:  Legal Proceedings

         None.

Item 2:  Changes in Securities

         On July 1, 2002 we granted options to acquire 150,000 shares of restricted common stock at $0.55 until June 30, 2005 in accordance with the requirements of the Non-Executive Directors Option Plan which was approved by the shareholders of the company in 2001. These options vest January 1, 2003.

         In September 2002, the compensation committee granted each of three non-employee directors options to acquire 20,000 shares of AmerAlia's common stock for $1.00 per share, exercisable through September 9, 2005. These options vest upon completion of the pending business acquisition and will be forfeited if AmerAlia is not able to complete the transaction by December 31, 2002.

         During the quarter ended September 30, 2002 we issued 322,440 shares of restricted common stock to the Jacqueline Badger Mars Trust at the monthly rate of 107,480 shares for payment of guaranty fees. Subsequently on October 31, 2002 we issued a further 107,480 shares of restricted common stock as payment for guaranty fees. There are no conversion rights or exchange rights associated with these shares, although they are subject to reduction in number as described at
Item 12. "Certain Relationships and Related Party Transactions" in our filing of Form 10-KSB for the year ended June 30, 2002. We also issued 50,000 shares to three accredited investors in payment of loan fees on September 30, 2002. There are no conversion or exchange rights associated with these shares.

         No underwriters were involved in these transactions. The issuance of the shares was accomplished pursuant to the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act of 1933. All of the investors were accredited investors and shareholders of AmerAlia, and have been for more than two years. We did not engage in any public advertising or general solicitation in connection with any of the transactions. We provided the accredited investors with disclosure of all aspects of our business, including providing the accredited investors with our reports filed with the Securities and Exchange Commission, our press releases, access to our auditors, and other financial, business, and corporate information. Based on our investigation, we believe that the accredited investors obtained all information regarding AmerAlia they requested, received answers to all questions they posed, and otherwise understood the risks of accepting our securities in exchange for the consideration tendered.


Item 3:  Defaults Upon Senior Securities

         None.

Item 4:  Submission of Matters to a Vote of Security Holders

         None.

Item 5:  Other Information

         None.

Item 6:  Exhibits and Reports on Form 8-K

         None.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized representatives.

                                 AMERALIA, INC.



  November 18, 2002              By:  /s/ Robert van Mourik
                                      -----------------------
                                      Robert van Mourik
                                      Executive Vice President, Chief Financial
                                      Officer and principal financial and
                                      accounting officer.


  November 18, 2002              By:  /s/ Bill H. Gunn
                                      -----------------------
                                      Bill H. Gunn
                                      Chief Executive Officer

CERTIFICATIONS - PRINCIPAL EXECUTIVE AND FINANCIAL OFFICERS
-----------------------------------------------------------

I, Bill H. Gunn, Chief Executive Officer of AmerAlia, Inc., certify that:

1.      I have reviewed this quarterly report on Form 10-QSB of AmerAlia, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002

/s/ Bill H. Gunn
-------------------------------------
Bill H. Gunn, Chief Executive Officer
(principal executive officer)

I, Robert C.J. van Mourik, Chief Financial Officer of AmerAlia, Inc., certify that:

1.       I have reviewed this annual report on Form 10-QSB of AmerAlia, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: November 18, 2002

/s/ Robert C.J. van Mourik
-----------------------------------------------
Robert C.J. van Mourik, Chief Financial Officer
(principal financial officer)