Form 10QSB
period 2002-12-31
AMERALIA INC
filed 2003-02-21
CIK 811419

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 2002

                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the transition period from      to

                           Commission File No. 0-15474


                                  AMERALIA, INC
                                  -------------
               (Exact name of Company as specified in its charter)

                               A Utah Corporation
                  I.R.S. Employer Identification No. 87-0403973


                  20971 E. SMOKY HILL RD, CENTENNIAL, CO 80015
                  --------------------------------------------
                    (Address of Principal Executive Offices)

                                 (720) 876 2373
                                 --------------
                (Company's telephone number, including area code)


Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

As of February 11, 2003, the number of shares outstanding of the company's $.01 par value common stock was 14,982,112 and the number of shares of $.05 par value preference stock was 82.

                                 AMERALIA, INC.


                              INDEX TO FORM 10-QSB


                                                                                                            Page
                                                                                                            ----
PART I:  FINANCIAL INFORMATION


Item 1:           Financial Statements

                  Consolidated Balance Sheets - December 31, 2001 and June 30, 2002                          1

                  Consolidated Statements of Operations for the Quarters and Half Years
                  ending December 31, 2002 & 2001 and from the beginning of
                  Development Stage on July 1, 1992 to December 31, 2002                                     3

                  Consolidated Statements of Cash Flows for the Quarters and Half Years ending
                  December 31, 2002 & 2001 and from the beginning of Development
                  Stage on July 1, 1992 to December 31, 2002                                                 4

                  Notes to Consolidated Financial Statements                                                 6

Item 2:           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.                                                                11

Item 3:           Controls and Procedures                                                                   13

PART II: OTHER INFORMATION

Item 1:           Legal Proceedings                                                                         14

Item 2:           Changes in Securities                                                                     14

Item 3:           Defaults Upon Senior Securities                                                           15

Item 4:           Submission of Matters to a Vote of Securities Holders                                     15

Item 5:           Other Information                                                                         15

Item 6:           Exhibits and Reports on Form 8-K                                                          15

SIGNATURE                                                                                                   15

                         AMERALIA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                     ASSETS

                                                                   December 31,        June 30,
                                                                       2002              2002
                                                                   -------------     -------------
                                                                    (Unaudited)

CURRENT ASSETS

   Cash                                                            $       1,498     $      11,701
   Restricted cash                                                        75,631            88,836
   Related party receivables                                                  --             8,333
   Prepaid expenses                                                      232,100           299,660
                                                                   -------------     -------------

     Total Current Assets                                                309,229           408,530
                                                                   -------------     -------------

FIXED ASSETS, NET                                                         10,590            15,052
                                                                   -------------     -------------

OTHER ASSETS

   Lease acquisition, exploration and development costs                3,816,367         3,810,042
   Plant construction in progress                                     12,415,533        11,180,432
   Deferred financing costs                                              720,135           601,798
   Deposits and bonds                                                     34,744           182,266
                                                                   -------------     -------------

     Total Other Assets                                               16,986,779        15,774,538
                                                                   -------------     -------------

     TOTAL ASSETS                                                  $  17,306,598     $  16,198,120
                                                                   =============     =============

        The accompanying notes are an integral part of these consolidated financial statements.

                         AMERALIA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        December 31,          June 30,
                                                                            2002                2002
                                                                      ---------------      ---------------
                                                                        (Unaudited)

CURRENT LIABILITIES

   Accounts payable                                                   $     1,799,288      $       991,111
   Royalties payable                                                          541,667              504,167
   Accrued expenses                                                           578,708              393,865
   Due to related parties                                                   1,071,158              825,519
   Notes payable                                                           11,858,378           11,350,583
   Interest payable                                                            94,758               53,081
                                                                      ---------------      ---------------

     Total Current Liabilities                                             15,943,957           14,118,326
                                                                      ---------------      ---------------

     Total Liabilities                                                     15,943,957           14,118,326
                                                                      ---------------      ---------------

STOCKHOLDERS' EQUITY

   Preferred stock, $0.05 par value; 1,000,000 shares
    authorized; 82 and 82 issued and outstanding,
    respectively                                                                    4                    4
   Common stock, $0.01 par value; 100,000,000 shares
    authorized; 14,982,112 and 14,323,216 issued and
    outstanding, respectively                                                 149,822              143,232
   Additional paid-in capital                                              22,365,431           21,710,478
   Prepaid construction costs                                              (1,223,000)          (1,223,000)
   Deficit accumulated prior to the development stage                      (3,797,189)          (3,797,189)
   Deficit accumulated during the development stage                       (16,132,427)         (14,753,731)
                                                                      ---------------      ---------------

     Total Stockholders' Equity                                             1,362,641            2,079,794
                                                                      ---------------      ---------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $    17,306,598      $    16,198,120
                                                                      ===============      ===============

        The accompanying notes are an integral part of these consolidated financial statements.

                         AMERALIA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                                                                     From the
                                                                                                                   Beginning of
                                                                                                                   Development
                                         For the Three Months Ended             For the Six Months Ended             Stage on
                                                 December 31,                           December 31,              July 1, 1992 to
                                       --------------------------------      --------------------------------      December 31,
                                           2002               2001                2002               2001              2002
                                       -------------      -------------      -------------      -------------     ---------------
     REVENUES                          $          --      $          --      $          --      $          --      $          --
                                       -------------      -------------      -------------      -------------      -------------

     EXPENSES

       General and administrative            624,018            358,420            932,689            639,832         12,157,875
       Depreciation and amortization           2,848              3,095              4,462              6,860            114,201
                                       -------------      -------------      -------------      -------------      -------------

         Total Expenses                      626,866            361,515            937,151            646,692         12,272,076
                                       -------------      -------------      -------------      -------------      -------------

     LOSS FROM OPERATIONS                   (626,866)          (361,515)          (937,151)          (646,692)       (12,272,076)
                                       -------------      -------------      -------------      -------------      -------------

     OTHER INCOME (EXPENSE)

       Other income                               --                 --                 --                 --              2,054
       Investment income                          --                 --                 --                 --             89,760
       Other financing costs                (110,968)           (71,673)          (279,556)          (112,933)          (865,231)
       Gain on settlement of debt                 --                 --                 --                 --             53,800
       Interest income                            93                  1                139                680            333,143
       Interest expense                      (84,157)           (50,896)          (162,128)          (105,156)        (1,585,330)
       Foreign currency gain (loss)               --                 --                 --                 --            (63,572)
                                       -------------      -------------      -------------      -------------      -------------

         Total Other Income (Expense)       (195,032)          (122,568)          (441,545)          (217,409)        (2,035,376)
                                       -------------      -------------      -------------      -------------      -------------

     NET LOSS BEFORE INCOME TAX
      EXPENSE                               (821,898)          (484,083)        (1,378,696)          (864,101)       (14,307,452)

       Income tax expense                         --                 --                 --                 --                 --
                                       -------------      -------------      -------------      -------------      -------------

     NET LOSS                          $    (821,898)     $    (484,083)     $  (1,378,696)     $    (864,101)     $ (14,307,452)
                                       =============      =============      =============      =============      =============

     BASIC NET LOSS PER SHARE:         $       (0.06)     $       (0.04)     $       (0.09)     $       (0.07)
                                       =============      =============      =============      =============

     WEIGHTED AVERAGE NUMBER OF
      SHARES OUTSTANDING:                 14,803,136         12,117,276         14,616,332         12,092,004
                                       =============      =============      =============      =============

        The accompanying notes are an integral part of these consolidated financial statements.

                         AMERALIA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                        From the
                                                                                                      Beginning of
                                                                                                       Development
                                                                   For the Six Months Ended              Stage on
                                                                         December 31,                July 1, 1992 to
                                                               --------------------------------        December 31,
                                                                   2002               2001                  2002
                                                               -------------      -------------      ---------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                    $  (1,378,696)     $    (864,101)     $ (14,307,452)
   Adjustments to reconcile net loss to net cash used
    by operating activities:
     Bad debt                                                             --                 --            624,798
     Stock options granted                                                --                 --             31,675
     Stock issued for services rendered                                   --                 --             94,405
     Amortization of debt discount                                       442                 --                442
     Depreciation and amortization                                     4,462              6,860            119,778
     Exchange gain                                                        --                 --           (168,556)
     Gain on settlement of debt                                           --                 --            (53,800)
   Changes in operating assets and liabilities:
     (Increase) decrease in:
       Prepayments                                                        --                 --             18,000
       Notes receivable                                                   --                 --          1,300,497
       Restricted cash                                                13,205           (200,000)           (75,631)
       Accounts and interest receivable                                   --               (263)               665
       Related parties receivables                                     8,333                 --                 --
       Prepaid expenses                                               67,560              4,501           (232,100)
       Deposits and bonds                                            147,522                 --            (34,743)
       Other assets                                                 (118,337)          (126,206)          (789,119)
     Increase (decrease) in:
       Due to related parties                                        245,639            164,800            739,856
       Accounts payable and royalties payable                        845,677            101,144          2,332,151
       Accrued expenses                                              184,843                636            578,675
       Guarantee fees payable                                        658,896            430,000          2,864,836
       Interest payable                                               41,677             (5,254)           (24,308)
                                                               -------------      -------------      -------------

Cash flows from operating activities                                 721,223           (487,883)        (6,979,931)
                                                               -------------      -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Lease exploration and development expenditure                    (6,325)          (545,435)        (3,666,367)
     Plant construction                                           (1,235,101)           (50,253)       (11,379,153)
     Purchase of property and equipment                                   --                 --           (118,147)
     Cash paid on note receivable - related                               --                 --            (25,000)
     Liquidation of RIT investment                                        --                 --            418,346
     Cash received from notes receivable                                  --                 --           (134,853)
                                                               -------------      -------------      -------------

Cash flows from investing activities                              (1,241,426)          (595,688)       (14,905,174)
                                                               -------------      -------------      -------------

        The accompanying notes are an integral part of these consolidated financial statements.

                         AMERALIA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                                       From the
                                                                                                      Beginning of
                                                                                                      Development
                                                                     For the Six Months Ended           Stage on
                                                                           December 31,              July 1, 1992 to
                                                                 --------------------------------      December 31,
                                                                     2002               2001              2002
                                                                 -------------      -------------    ---------------

CASH FROM FINANCING ACTIVITIES

   Cash received from issuance of stock                          $          --      $      71,250     $   9,312,846
   Additional capital contributed                                           --                 --           307,372
   Cash received on notes receivable - related                              --                 --            15,000
   Cash received on notes payable - related                                 --                 --           250,000
   Cash received from notes payable                                    510,000          1,100,000        12,713,805
   Payments on notes payable                                                --                 --          (712,658)
                                                                 -------------      -------------     -------------

Cash flows from financing activities                                   510,000          1,171,250        21,886,365
                                                                 -------------      -------------     -------------

NET INCREASE (DECREASE) IN CASH                                        (10,203)            87,679             1,260

Cash at beginning of period                                             11,701            143,215               238
                                                                 -------------      -------------     -------------

Cash at end of period                                            $       1,498      $     230,894     $       1,498
                                                                 =============      =============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION

   Income taxes                                                  $          --      $          --     $          --
   Interest                                                      $     260,026      $     110,410     $   1,011,241

NON-CASH INVESTING AND FINANCING ACTIVITIES

   Common stock issued for payment of obligations                $          --      $          --     $     698,781
   Common stock issued for services rendered                     $          --      $          --     $      94,405
   Payment of preferred stock dividends through the
    Issuance of additional common and preferred stock            $          --      $          --     $   1,592,713
   Common stock issued as prepaid construction cost              $          --      $          --     $   1,300,000
   Common stock issued for financing costs                       $     658,896      $          --     $   2,969,836
   Warrants granted in conjunction with debt instruments         $       2,647      $          --     $       2,647


        The accompanying notes are an integral part of these consolidated financial statements.

                         AMERALIA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       December 31, 2002 and June 30, 2002

NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United Stated of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2002 Annual Report on Form 10-KSB. Operating results for the three and six months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003.

NOTE 2 -      GOING CONCERN

              The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we do not have significant cash or other material assets, nor do we have an established source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We intend to complete our acquisition of the principal assets of White River Nahcolite Minerals, LLC and obtain financing for the acquisition through unaffiliated investors. The Company will then be able to generate revenue through the manufacture and sale of sodium bicarbonate products. And the Company plans to maintain its relationships with individuals and organizations, which may be needed for loan guarantees in order to provide for which any additional financing needs which may arise.

NOTE 3 -      OPTIONS GRANTED

              As a result of applying SFAS No. 123 to stock options granted as an inducement to become a new board member, the Company recorded an expense of $31,675 for the year ended June 30, 2002. The expense is included in the selling, general and administrative amount in the statement of operations.

              Under FASB Statement 123, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 108.064% and 109.388%; risk-free interest rates of 2.77 and 2.77 percent and expected lives of 3.0 and 3.0 years, for the years ended June 30, 2002 and 2001, respectively.

                         AMERALIA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       December 31, 2002 and June 30, 2002


NOTE 3 -      OPTIONS GRANTED (Continued)

              Had compensation cost for the Company's stock options granted to directors and employees been based on the fair value as determined by the Black-Scholes option pricing model at the grant date under the accounting provisions of SFAS No. 123, the Company would have recorded an additional expense of $-0- and $134,061 for the six months ended December 31, 2002 and 2001, respectively. Also under these same provisions, the Company's net loss would have been changed by the pro forma amounts indicated below:

                                                       For the Six Months Ended
                                                             December 31,
                                                   ---------------------------------
                                                        2002                 2001
                                                   --------------     --------------
                                                     (Unaudited)       (Unaudited)
Net loss:
  As reported                                      $ (1,378,696)      $   (864,101)
  Pro forma                                        $ (1,378,696)      $   (998,162)


                                                        For the Six Months Ended
                                                              December 31,
                                                   ---------------------------------
                                                        2002                 2001
                                                   --------------     --------------
                                                    (Unaudited)         (Unaudited)

Basic loss per share:
  As reported                                      $       (0.09)     $       (0.07)
  Pro forma                                        $       (0.09)     $       (0.08)

              A summary of the status of the Company's stock options as of December 31, 2002 and changes during the six months ended December 31, 2002 are presented below:

                                                                       Weighted        Weighted
                                                                        Average         Average
                                                       Options         Exercise        Grant Date
                                                      and SAR's          Price         Fair Value
                                                     -----------      -----------     -----------
              Outstanding, June 30, 2002               1,617,500      $      1.30     $      1.25

                  Granted                                210,000             0.68            0.28
                  Expired/Canceled                       (60,000)            1.00            0.28
                  Exercised                                   --               --              --
                                                     -----------      -----------     -----------

              Outstanding, December 31, 2002
               (Unaudited)                             1,767,500      $      1.24     $      1.17
                                                     ===========      ===========     ===========

              Exercisable, December 31, 2002
               (Unaudited)                             1,617,500      $      1.30     $      1.25
                                                     ===========      ===========     ===========

                         AMERALIA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       December 31, 2002 and June 30, 2002


NOTE 3 -      OPTIONS GRANTED (Continued)

              The following summarizes the exercise price per share and expiration date of the Company's outstanding options to purchase preferred and common stock at December 31, 2002:

                              Expiration Date                 Price              Number
                            ----------------------       --------------      --------------
                            March 31, 2003               $         1.09            100,000
                            March 31, 2003               $         1.50            150,000
                            December 31, 2003            $         1.50             80,000
                            June 30, 2004                $         1.45            112,500
                            October 24, 2004             $         0.74             75,000
                            April 30, 2005               $         1.09            475,000
                            June 30, 2005                $         0.55            150,000
                            April 30, 2006               $         1.09             12,500
                            April 30, 2007               $         1.09             12,500
                            April 30, 2008               $         1.09             25,000
                            June 28, 2006                $         1.50            505,000
                            June 28, 2006 (SAR's)        $         1.50             70,000
                                                                            --------------
                                (Unaudited)                                      1,767,500
                                                                            ==============

              In September 2002, the Company granted each of three non-employee directors options to acquire 20,000 shares of the Company's common stock for $1.00 per share, exercisable through September 9, 2005. These options were to vest upon completion of the pending business acquisition and have been forfeited because the Company was not able to complete the transaction by December 31, 2002.

              On July 1, 2002 the Company granted options to acquire 150,000 shares of restricted common stock at $0.55 until June 30, 2005 in accordance with the requirements of the Non-Executive Directors Option Plan which was approved by the shareholders of the Company in 2001. These options vest January 1, 2003.

              During the year ended June 30, 2002, 207,500 options were granted, no options were exercised and 75,000 expired.

              During the year ended June 30, 2001, the Shareholders of the Company approved the 2001 Stock Option Plan, under which employees, consultants, officers and directors may be granted stock options. The total number of shares of common stock as to which options may be granted under the plan is 1,000,000. The Company has not granted any options under this plan.

                         AMERALIA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       December 31, 2002 and June 30, 2002


NOTE 3 -      OPTIONS GRANTED (Continued)

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

NOTE 4 -      PROMISSORY NOTE WITH ATTACHED WARRANTS

              On October 31, 2002, the Company entered into a promissory note with an unaffiliated party in the amount of $10,000 bearing interest at 8% per annum and is unsecured. The note is due and payable on or before October 31, 2003.

              As additional consideration for the $10,000 non-convertible notes payable, the Company granted 10,000 warrants with an exercise price of $1.00 per share with an expiration date of October 31, 2003, one year from the date of grant. The warrants were valued at $0.36 per share ($3,600 in total) pursuant to the Black-Scholes pricing model. The proceeds were allocated between debt and additional paid-in capital in proportion to the relative fair value of the debt and equity (warrants) elements of the transaction. The portion allocated to equity was $2,647, and the remaining balance of $7,353 has been recorded as debt, net of discount. The discount of $2,647 will be amortized to interest expense over the term of the debt using the effective interest rate method. For the six months ended December 31, 2002, the Company amortized $442 to interest expense and at December 31, 2002, the unamortized discount was $2,205. The debt, net of discount is included in notes payable at December 31, 2002.

NOTE 5 -      LOAN GUARANTY FEES AND FINANCING COSTS

              On April 1, 2002, the Company entered into a new guaranty agreement with the Mars Trust agreeing to pay the Mars Trust a fee for guaranteeing the bank loans in an amount equal to 1.083% of the amount of the loans received per month while the loans are outstanding. This compensation was payable in shares of the Company's restricted common stock valued at $1.00 per share, subject to certain readjustments. The Company has been issuing 107,480 shares on a monthly basis since June 30, 2002 as a guaranty fee for the extension through December 31, 2002. During November 2002, the Mars Trust agreed to forgo the December 2002 guaranty fee and thereafter and the Company agreed that the Mars Trust may further perfect its lien on Natural Soda assets as consideration for its extension of its guaranty to the Bank of America.

              During the quarter ending December 31, 2002, the Company elected to expense a preliminary commitment fee of approximately $360,000 that was paid to a financial institution because that financial institution withdrew its offer of a credit support facility.

                         AMERALIA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       December 31, 2002 and June 30, 2002


NOTE 6 -      SUBSEQUENT EVENTS

              During January 2003, the Company signed a definitive purchase agreement with IMC Global, Inc. to acquire the principal assets of White River Nahcolite Minerals, LLC for approximately $20.7 million. The Company's indirect wholly owned subsidiary, Natural Soda AALA, Inc. will own and operate the assets being acquired. As a result of a February 10, 2003 amendment to the asset purchase agreement discussed below, the acquisition is anticipated to be completed during February 2003.

              In January 2003, the Company received a commitment letter from an unaffiliated institutional investor to provide a total of $25.2 million financing. The investor will have the option to acquire up to 49% of the common stock of the Company's subsidiary, Natural Soda, Inc., which owns all of the common stock of Natural Soda AALA, Inc. During February 2003, the commitment letter was extended by the investor contingent upon the completion of the business acquisition by February 20, 2003.

              On February 10, 2003 the parties amended the purchase agreement to extend the closing date to February 20, 2003. The termination date of the agreement was also amended to February 20, 2003, subject to an extension to February 24, 2003. Additionally, interest will be calculated on the purchase price at 6% per annum, from the period of February 4, 2003 to the closing date. If the closing does not occur on or before the termination date, the Company would be required to pay $500,000 to the seller to compensate the sellers for legal costs and other expenses incurred during negotiations with the Company.

              During January 2003, the Company entered into a promissory note with an unaffiliated party in the amount of $200,000 bearing interest at 15% per annum and is unsecured. The note is payable upon the completion of the acquisition of the assets of White River Nahcolite Minerals. If the closing of the acquisition has not occurred before June 30, 2003, then the note will be due and payable on July 1, 2003. Subsequent to December 31, 2002, the Company signed an agreement with the Bank of America changing the maturity date of its loan from December 31, 2002 to March 2, 2003.

              As a condition to the closing of the asset purchase agreement, the Company is negotiating an accommodation with a number of its creditors.

                         AMERALIA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)


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

Liquidity and Capital Resources

         We have continued to sustain our activities during the half year ended December 31, 2002 and subsequently through the continued support of our shareholders, creditors, vendors, officers and our directors. Our primary source of support is from our principal shareholder who has guaranteed a loan facility with the Bank of America, currently $9.9 million. In addition, another shareholder and an affiliate have loaned us a total of $1.9 million. As a result of our current liabilities of almost $16,000,000 at December 31, 2002, we have a working capital deficit of more than $15,500,000, a substantial portion of which is past due and is being maintained as a result of the forbearance of our creditors.

         This financial support has enabled us to pursue our objective to establish AmerAlia in the production and sales of natural sodium bicarbonate products. During January 2003, we signed a definitive purchase agreement with IMC Global, Inc. to acquire the principal assets of White River Nahcolite Minerals, LLC for approximately $20.7 million. Our indirect wholly owned subsidiary, Natural Soda AALA, Inc. will own and operate the assets being acquired. The acquisition is anticipated to be completed during February 2003 and is subject to normal closing conditions, as well as reaching accommodation with certain of our more significant creditors.

         In January 2003, we received a commitment letter from an unaffiliated institutional investor to provide a total of $25.2 million financing. The investor will have the option to acquire up to 50% of the common stock of the Company's subsidiary, Natural Soda, Inc., which owns all of the common stock of Natural Soda AALA, Inc. On February 10, 2003 we agreed an amendment to the purchase agreement to extend the closing date to February 20, 2003. The commitment letter was also extended by the investor contingent upon the completion of the business acquisition by February 20, 2003. The termination date of the agreement was also amended to February 20, 2003, subject to an extension to February 24, 2003.

                         AMERALIA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

         Our loans are guaranteed by the shareholders on the same terms and conditions as explained in our Form 10-KSB filing at Item 12. "Certain Relationships and Related Party Transactions" except that the Mars Trust has agreed to waive fees due for December 2002 and thereafter. During the half ended December 31, 2002 we issued 658,896 shares of restricted common stock to shareholders in satisfaction of guaranty and loan fees.

         During the half year, the additional borrowings of $510,000, increases in accounts and royalties payable of $845,677, an increase in accrued expenses of $184,843 and reductions in deposits and prepaid expenses totaling $215,082 and net increases in interest payable and liabilities due to related parties of $287,316 have funded our operating loss for the half year, our continuing investment in our project's development and other working capital requirements, in particular, the payment of a commitment fee to a lender and extensive due diligence expenses and associated legal fees. During the half year, we have invested a total of approximately $1,235,000 in pursuing these objectives, in addition to incurring our operating loss of approximately $1,378,696.

         This situation has aggravated our working capital shortage and has subjected us to high interest payments while allowing us to continue our acquisition program, meet some of our more pressing current financial needs, and maintain our investment in our Rock School Lease Project. Consequently, our working capital deficit exceeded $15,635,000 at December 31, 2002. Because of our financial priorities, however, in the first half year we did allow the mining permit obtained for the Rock School lease (which was reported in our Form 10-KSB) to expire. Our ability to ensure our long-term survival as a going concern continues to be dependent upon our generating revenues from the production and sale of sodium bicarbonate or generation of revenues from our contracted business acquisition. This has been our business plan for several years. In order to accomplish this plan, we must finalize the acquisition and complete the funding arrangements we are organizing

          In January 2003, we borrowed $200,000 as a short term loan from a shareholder to enable us to continue until the completion of the acquisition contract. Meanwhile, we will continue to engage in appropriate cash management techniques.

          Results of Operations

          Since we do not receive revenues from operations, any income we receive is generally derived from interest earned on funds on deposit. This income currently is minimal. General and administrative expenditures were higher at $932,689 over the corresponding previous half year, 2001: $639,832, due in particular to the write off of approximately $360,000 in fees previously paid to a lender who withdrew its offer of a credit support facility. Depreciation expense is modest and immaterial.

          As noted above, we have financed our capital expenditure program and expenditures using debt finance. Consequently, we have a high level of interest payments. However, a significant proportion of the debt was used to fund capital expenditures, hence the interest incurred on that debt has been capitalised. The remainder of the interest expense this half year was $162,128 compared with $105,156 in 2001.

                         AMERALIA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

         A significant expense this half year continued to be other financing costs which, in 2002 were: $279,556, as compared to 2001: $112,933. This expense is attributable to the amortization of loan guarantee fees discussed above. These loan guarantee fees are amortized over the term of the debt derived as a result of the guarantee. As the guarantee fees will be met through the issue of shares this substantial expense item remains a non-cash expense.

         It is likely that we will continue to recognize significant operating losses and negative cash flow until we complete our prospective business acquisition, due to close shortly. In the meantime, we must fund our operating losses as discussed above.

  Impact of Inflation

         We believe the Company's activities are not materially affected by inflation.


ITEM 3: CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934 and Item 307 of Regulation S-B, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's Chief Executive Officer and its Chief Financial and Accounting Officer, who concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and to the Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

                         AMERALIA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

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

         In September 2002, the compensation committee granted each of three non-employee directors options to acquire 20,000 shares of AmerAlia's common stock for $1.00 per share, exercisable through September 9, 2005. These options were to vest upon the completion of the pending business acquisition (if completed by December 31, 2002) and have consequently been forfeited.

         During the quarter ended September 30, 2002 we issued 322,440 shares of restricted common stock to the Jacqueline Badger Mars Trust at the monthly rate of 107,480 shares for payment of guaranty fees. Subsequently, we issued an additional 214,960 shares of restricted common stock as payment for guaranty fees. There are no conversion rights or exchange rights associated with these shares. We also issued 50,000 shares to three accredited investors in payment of loan fees on September 30, 2002. There are no conversion or exchange rights associated with these shares.

         In October 2002, the Company granted a warrant to purchase 10,000 shares of the Company's common stock to an accredited investor as partial consideration for a $10,000 loan he made to the Company. This warrant is exercisable to purchase shares of our restricted common stock at $1.00 per share through October 31, 2003.

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

                         AMERALIA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

Item 3: Defaults Upon Senior Securities

        None.

Item 4: Submission of Matters to a Vote of Security Holders

        None.

Item 5: Other Information

        None.

Item 6: Exhibits and Reports on Form 8-K

         1. Asset Purchase Agreement between the Company, Natural Soda AALA, Inc., White River Nahcolite Minerals Ltd. Liability Co., and IMC Global, Inc. dated January 9, 2003.

         2. Amendment dated February 10, 2003 to the Asset Purchase Agreement (exhibit 1).


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized representatives.

                          AMERALIA, INC.



February 18, 2003         By: /s/ Bill H. Gunn
                              -------------------------------------------------
                              Bill H. Gunn
                              Chief Executive Officer


February 18, 2003         By: /s/ Robert van Mourik
                              -------------------------------------------------
                              Robert van Mourik
                              Executive Vice President, Chief Financial Officer and principal financial and accounting officer.

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

Date: February 18, 2003

     /s/ Bill H. Gunn
--------------------------------------
Bill H. Gunn, Chief Executive Officer
(principal executive officer)

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

Date: February 18, 2003

/s/ Robert C.J. van Mourik
-----------------------------------------------
Robert C.J. van Mourik, Chief Financial Officer
(principal financial officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------

  1.       Asset Purchase Agreement between the Company, Natural Soda AALA, Inc.,
           White River Nahcolite Minerals Ltd. Liability Co., and IMC Global, Inc.
           dated January 9, 2003.

  2.       Amendment dated February 10, 2003 to the Asset Purchase Agreement
           (exhibit 1).