Form 10QSB
period 2003-03-31
AMERALIA INC
filed 2003-05-20
CIK 811419

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


     [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MARCH 31, 2003

                                       OR

     [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from             to

                           Commission File No. 0-15474


                                  AMERALIA, INC
               ---------------------------------------------------
               (Exact name of Company as specified in its charter)

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

     As of May 1, 2003, the number of shares outstanding of the company's $.01 par value common stock was 14,982,112 and the number of shares of $.05 par value preference stock was 82.

                                 AMERALIA, INC.


                              INDEX TO FORM 10-QSB



                                                                                                          Page
                                                                                                          ----
PART I:  FINANCIAL INFORMATION


Item 1:           Financial Statements

                  Consolidated Balance Sheets - March 31, 2003 and June 30, 2002                           1

                  Consolidated Statements of Operations for the Quarters and Nine Months
                  ending March 31, 2003 & 2002 and from the beginning of
                  Development Stage on July 1, 1992 to March 31, 2003                                      3

                  Consolidated Statements of Cash Flows for the Quarters and Nine Months
                  ending March 31, 2003 & 2002 and from the beginning of Development
                  Stage on July 1, 1992 to March 31, 2003                                                  4

                  Notes to Consolidated Financial Statements                                               6

Item 2:           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.                                                              20

Item 3:           Controls and Procedures                                                                 23


PART II: OTHER INFORMATION

Item 1:           Legal Proceedings                                                                       23

Item 2:           Changes in Securities                                                                   23

Item 3:           Defaults Upon Senior Securities                                                         24

Item 4:           Submission of Matters to a Vote of Securities Holders                                   24

Item 5:           Other Information                                                                       24

Item 6:           Exhibits and Reports on Form 8-K                                                        25


SIGNATURE                                                                                                 25


                         AMERALIA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------


                                                                               March 31,           June 30,
                                                                                 2003                2002
                                                                           ------------------  -----------------
                                                                              (Unaudited)

CURRENT ASSETS

   Cash                                                                    $            4,959           $ 11,701
   Restricted cash                                                                  1,599,149             88,836
   Accounts receivable                                                              1,503,123                  -
   Inventory                                                                          659,430                  -
   Related party receivables                                                                -              8,333
   Prepaid expenses                                                                   765,942            299,660
                                                                           ------------------  -----------------

     Total Current Assets                                                           4,532,603            408,530
                                                                           ------------------  -----------------


PROPERTY, PLANT & EQUIPMENT, NET                                                   13,941,594             15,052
                                                                           ------------------  -----------------

OTHER ASSETS

   Lease acquisition, exploration and development costs                             3,816,917          3,810,042
   Plant construction in progress                                                  12,509,842         11,180,432
   Deferred financing costs                                                         1,732,641            601,798
   Patents                                                                            129,789                  -
   Deposits and bonds                                                                  58,415            182,266
   Goodwill                                                                         6,538,504                  -
                                                                           ------------------  -----------------

     Total Other Assets                                                            24,786,108         15,774,538
                                                                           ------------------  -----------------

     TOTAL ASSETS                                                          $       43,260,305  $      16,198,120
                                                                           ==================  =================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AMERALIA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                                               March 31,             June 30,
                                                                                 2003                  2002
                                                                           ------------------  -----------------
                                                                             (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                                        $        2,227,454  $         991,111
   Royalties payable                                                                  585,855            504,167
   Accrued expenses                                                                 1,508,547            393,865
   Due to related parties                                                           1,241,374            825,519
   Notes payable                                                                   27,329,000         11,350,583
   Interest payable                                                                   120,249             53,081
                                                                           ------------------  -----------------

     Total Current Liabilities                                                     33,012,479         14,118,326
                                                                           ------------------  -----------------

LONG TERM LIABILTIES

   Notes payable                                                                   10,921,583                  -
   Asset retirement obligations                                                     1,050,000                  -
                                                                           ------------------  -----------------

     Total Long Term Liabilities                                                   11,971,583                  -
                                                                           ------------------  -----------------

     Total Liabilities                                                             43,984,062         14,118,326
                                                                           ------------------  -----------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, $0.05 par value; 1,000,000 shares
    authorized; 82 and 82 issued and outstanding,
    respectively                                                                            4                  4
   Common stock, $0.01 par value; 100,000,000 shares
    authorized; 14,997,112 and 14,323,216 issued and
    outstanding, respectively                                                         149,972            143,232
   Additional paid-in capital                                                      22,377,634         21,710,478
   Prepaid construction costs                                                      (1,223,000)        (1,223,000)
   Deficit accumulated prior to the development stage                              (3,797,189)        (3,797,189)
   Deficit accumulated during the development stage                               (18,231,178)       (14,753,731)
                                                                           ------------------  -----------------

     Total Stockholders' Equity (Deficit)                                            (723,757)         2,079,794
                                                                           ------------------  -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                                            $       43,260,305  $      16,198,120
                                                                           ==================  =================




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AMERALIA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                                                                                        From the
                                                                                                                      Beginning of
                                                                                                                       Development
                                              For the Three Months Ended           For the Nine Months Ended            Stage on
                                                            March 31,                        March 31,               July 1, 1992 to
                                             ---------------------------------   ---------------------------------      March 31,
                                                     2003             2002              2003              2002            2003
                                             ----------------  ---------------   ---------------  ----------------  ----------------

     REVENUES                                $      1,231,364  $             -   $     1,231,364  $              -  $     1,231,364

     COST OF GOODS SOLD                             1,104,691                -         1,104,691                 -        1,104,691
                                             ----------------  ---------------   ---------------  ----------------  ---------------

       Gross profit                                   126,673                -           126,673                 -          126,673
                                             ----------------  ---------------   ---------------  ----------------  ---------------

     EXPENSES

       General and administrative                   2,043,726          415,819         2,976,415         1,055,651       14,201,601
       Depreciation and amortization                    5,660            1,698            10,122             8,558          119,861
                                             ----------------  ---------------   ---------------  ----------------  ---------------

         Total Expenses                             2,049,386          417,517         2,986,537         1,064,209       14,321,462
                                             ----------------  ---------------   ---------------  ----------------  ---------------

     LOSS FROM OPERATIONS                          (1,922,713)        (417,517)       (2,859,864)       (1,064,209)     (14,194,789)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

     OTHER INCOME (EXPENSE)

       Other income                                         -                -                 -                 -            2,054
       Investment income                                    -                -                 -                 -           89,760
       Other financing costs                                -         (144,390)         (279,556)         (257,323)        (865,231)
       Gain on settlement of debt                           -                -                 -                 -           53,800
       Interest income                                  2,620              420             2,759             1,100          335,763
       Interest expense                              (178,658)         (61,831)         (340,786)         (166,987)      (1,763,988)
       Foreign currency gain (loss)                         -                -                 -                 -          (63,572)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

         Total Other Income (Expense)                (176,038)        (205,801)         (617,583)         (423,210)      (2,211,414)
                                             ----------------  ---------------   ---------------  ----------------  ---------------

     NET LOSS BEFORE INCOME TAX
      EXPENSE                                      (2,098,751)        (623,318)       (3,477,447)       (1,487,419)     (16,406,203)

       Income tax expense                                   -                -                 -                 -                -
                                             ----------------  ---------------   ---------------  ----------------  ---------------

     NET LOSS                                $     (2,098,751) $      (623,318)  $    (3,477,447) $     (1,487,419) $   (16,406,203)
                                             ================  ===============   ===============  ================  ===============

     BASIC NET LOSS PER SHARE:               $          (0.14) $         (0.05)  $         (0.24) $          (0.12)
                                             ================  ===============   ===============  ================

     WEIGHTED AVERAGE NUMBER OF
      SHARES OUTSTANDING:                          14,982,112       13,165,000        14,736,480        12,245,000
                                             ================  ===============   ===============  ================




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AMERALIA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                           From the
                                                                                                         Beginning of
                                                                                                          Development
                                                                For the Nine Months Ended                  Stage on
                                                                           March 31,                    July 1, 1992 to
                                                            ---------------------------------------         March 31,
                                                                   2003                  2002                 2003
                                                            -----------------     -----------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                 $      (3,477,447)    $      (1,487,419)    $     (16,406,203)
   Adjustments to reconcile net loss to net cash used
    by operating activities:
     Bad debt                                                               -                     -               624,798
     Stock options granted                                                  -                     -                31,675
     Stock issued for services rendered                                     -                     -                94,405
     Amortization of debt discount                                          -                     -                     -
     Depreciation and amortization                                    204,554                 8,558               319,870
     Foreign currency gain (loss)                                           -                     -              (168,556)
     Gain on settlement of debt                                             -                     -               (53,800)
   Changes in operating assets and liabilities:
     (Increase) decrease in:
       Prepayments                                                          -                     -                18,000
       Notes receivable                                                     -                     -             1,300,497
       Restricted cash                                             (1,510,313)              (46,143)           (1,599,149)
       Accounts and interest receivable                            (1,503,123)                 (263)           (1,502,458)
       Inventory                                                     (659,430)                    -              (659,430)
       Related parties receivables                                      8,333                     -                     -
       Prepaid expenses                                              (466,282)               (3,813)             (765,945)
       Deposits and bonds                                             123,851                     -               (58,414)
       Other assets                                                (1,130,843)              (68,181)           (1,801,625)
     Increase (decrease) in:
       Due to related parties                                         415,855               209,565               910,072
       Accounts payable and royalties payable                       1,318,031               565,392             2,804,505
       Accrued expenses                                             1,114,682                  (477)            1,508,514
       Guarantee fees payable                                         658,896               439,000             2,864,836
       Interest payable                                                67,168               (52,799)                1,186
       Asset retirement obligation                                  1,050,000                     -             1,050,000
                                                            -----------------     -----------------     -----------------

Cash flows from operating activities                               (3,786,068)             (436,580)          (11,487,222)
                                                            -----------------     -----------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of property, equipment, and mineral
     leases                                                       (14,131,096)                    -           (14,249,243)
     Patents                                                         (129,789)                    -              (129,789)
     Lease exploration and development expenditure                     (6,875)             (616,628)           (3,666,917)
     Plant construction                                            (1,329,410)             (314,342)          (11,473,462)
     Cash paid on note receivable - related                                 -                     -               (25,000)
     Liquidation of RIT investment                                          -                     -               418,346
     Cash received from notes receivable                                    -                     -              (134,853)
     Purchased goodwill                                            (6,538,504)                    -            (6,538,504)
                                                            -----------------     -----------------     -----------------

Cash flows from investing activities                              (22,135,674)             (930,970)          (35,799,422)
                                                            -----------------     -----------------     -----------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AMERALIA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                                           From the
                                                                                                         Beginning of
                                                                                                          Development
                                                                    For the Nine Months Ended               Stage on
                                                                             March 31,                   July 1, 1992 to
                                                            ---------------------------------------         March 31,
                                                                   2003                  2002                 2003
                                                            -----------------     -----------------     -----------------

CASH FROM FINANCING ACTIVITIES

   Cash received from issuance of stock                     $           5,000     $          71,250     $       9,317,846
   Additional capital contributed                                           -                     -               307,372
   Cash received on notes receivable - related                              -                     -                15,000
   Cash received on notes payable - related                                 -                     -               250,000
   Cash received from notes payable                                25,910,000             1,725,000            38,113,805
   Payments on notes payable                                                -                     -              (712,658)
                                                            -----------------     -----------------     -----------------

Cash flows from financing activities                               25,915,000             1,796,250            47,291,365
                                                            -----------------     -----------------     -----------------

NET INCREASE (DECREASE) IN CASH                                        (6,742)              428,700                 4,721

Cash at beginning of period                                            11,701               143,215                   238
                                                            -----------------     -----------------     -----------------

Cash at end of period                                       $           4,959     $         571,915     $           4,959
                                                            =================     =================     =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION

   Income taxes                                             $               -     $               -     $               -
   Interest                                                 $         260,026     $         110,410     $       1,011,241

NON-CASH INVESTING AND FINANCING ACTIVITIES

   Common stock issued for payment of obligations           $               -     $               -     $         698,781
   Common stock issued for services rendered                $               -     $               -     $          94,405
   Payment of preferred stock dividends through the
    Issuance of additional common and preferred stock       $               -     $               -     $       1,592,713
   Common stock issued as prepaid construction cost         $               -     $               -     $       1,300,000
   Common stock issued for financing costs                  $         658,896     $               -     $       2,969,836
   Warrants granted in conjunction with debt
    instruments                                             $           2,647     $               -     $           2,647
   Common stock issued for conversion of guarantee fee
    payable                                                 $               -     $       1,780,000     $               -
   Common stock issued for conversion of debt to
    equity                                                  $          10,000     $               -     $          10,000
   Stock options granted                                    $               -     $               -     $          31,675
   Acquisition of subsidiary
     Assets acquired                                               19,705,158
     Liabilities assumed                                           (2,243,662)
     Goodwill                                                       6,538,504
     Purchase price                                                         -
     Cash used for acquisition                                    (24,000,000)
                                                            -----------------
       Total                                                $               -
                                                            =================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AMERALIA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                        March 31, 2003 and June 30, 2002


NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2002 Annual Report on Form 10-KSB. Operating results for the three and nine months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. As a result of the significant change in the Company's assets, liabilities and operations resulting from the acquisition of the assets and business operations of White River Nahcolite Minerals (as described below), it is also suggested that the information in this Form 10-QSB be read in conjunction with the current report on From 8-K filed on February 20, 2003 and as amended on May 6, 2003.

NOTE 2 -      GOING CONCERN

              The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a deficit in its working capital of $28,479,876 and has generated significant losses from operations. These factors raise doubts about the Company's ability to continue as a going concern. The Company has completed its acquisition of the principal assets of White River Nahcolite Minerals, LLC but has not yet had a financing closing. The financial closing, as more fully described in Note 5, requires that the Company raise $7.5 million of outside capital to be used for debt reduction, working capital and plant expansion. As of this report, the Company has not been successful in its efforts to raise the funds. At the financial closing, the Company will convert the $24 million note payable to the Sentient funds into a series of debentures. The Company has begun to generate revenue through the production and sale of sodium bicarbonate products. The Company plans to maintain its relationships with individuals and organizations which may be needed for loan guarantees in order to provide for any additional financing needs which may arise.

NOTE 3 -      OPTIONS GRANTED

              As a result of applying SFAS No. 123 to stock options granted as an inducement to become a new board member, the Company recorded an expense of $31,675 for the year ended June 30, 2002. The expense is included in the selling, general and administrative amount in the statement of operations.

                         AMERALIA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                        March 31, 2003 and June 30, 2002


NOTE 3 -      OPTIONS GRANTED (Continued)

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

              Had compensation cost for the Company's stock options granted to directors and employees been based on the fair value as determined by the Black-Scholes option pricing model at the grant date under the accounting provisions of SFAS No. 123, the Company would have recorded an additional expense of $-0- and $134,061 for the nine months ended March 31, 2003 and 2002, respectively. Also under these same provisions, the Company's net loss would have been changed by the pro forma amounts indicated below:


                                                                                For the Nine Months Ended
                                                                                        March 31,
                                                                           -----------------------------------
                                                                               2003                  2002
                                                                           -------------        --------------
                                                                            (Unaudited)          (Unaudited)
              Net loss:
                As reported                                                $  (3,477,447)       $   (1,487,419)
                Pro forma                                                  $  (3,477,447)       $   (1,621,480)



                                                                              For the Nine Months Ended
                                                                                     March 31,
                                                                          --------------------------------
                                                                             2003                 2002
                                                                          -----------          -----------
                                                                          (Unaudited)          (Unaudited)
              Basic loss per share:
              As reported                                                  $  (0.24)            $   (0.12)
              Pro forma                                                    $  (0.24)            $   (0.13)



              A summary of the status of the Company's stock options as of March 31, 2003 and changes during the nine months ended March 31, 2003 are presented below:


                                                                                 Weighted          Weighted
                                                                                 Average            Average
                                                               Options           Exercise          Grant Date
                                                              and SAR's           Price            Fair Value
                                                        ------------------  ------------------  ------------------

              Outstanding, June 30, 2002                         1,617,500  $             1.30  $             1.25

                  Granted                                          210,000                0.68                0.28
                  Expired/Canceled                                 (60,000)               1.00                0.28
                  Exercised                                              -                   -                   -
                                                        ------------------  ------------------  ------------------

              Outstanding, March 31, 2003
               (Unaudited)                                       1,767,500  $             1.24  $             1.17
                                                        ==================  ==================  ==================

              Exercisable, March 31, 2003
               (Unaudited)                                       1,617,500  $             1.30  $             1.25
                                                        ==================  ==================  ==================


                         AMERALIA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                        March 31, 2003 and June 30, 2002


NOTE 3 -      OPTIONS GRANTED (Continued)

              The following summarizes the exercise price per share and expiration date of the Company's outstanding options to purchase preferred and common stock at March 31, 2003:


                              Expiration Date                     Price              Number
                            ----------------------                -----             ---------

                            March 31, 2003                        $1.09               100,000
                            March 31, 2003                        $1.50               150,000
                            December 31, 2003                     $1.50                80,000
                            June 30, 2004                         $1.45               112,500
                            October 24, 2004                      $0.74                75,000
                            April 30, 2005                        $1.09               475,000
                            June 30, 2005                         $0.55               150,000
                            April 30, 2006                        $1.09                12,500
                            April 30, 2007                        $1.09                12,500
                            April 30, 2008                        $1.09                25,000
                            June 28, 2006                         $1.50               505,000
                            June 28, 2006 (SAR's)                 $1.50                70,000
                                                                                    ---------

                                (Unaudited)                                         1,767,500
                                                                                    =========


              In September 2002, the Company granted each of three non-employee directors, options to acquire 20,000 shares of the Company's common stock for $1.00 per share, exercisable through September 9, 2005. These options were to vest upon completion of the pending business acquisition and have been forfeited because the Company was not able to complete the transaction by December 31, 2002.

              On July 1, 2002 the Company granted options to acquire 150,000 shares of restricted common stock at $0.55 until June 30, 2005 in accordance with the requirements of the Non-Executive Directors Option Plan which was approved by the shareholders of the Company in 2001. These options vested January 1, 2003.

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

                         AMERALIA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                        March 31, 2003 and June 30, 2002


NOTE 4 -      LOAN GUARANTY FEES AND FINANCING COSTS

              On April 1, 2002, the Company entered into a new guaranty agreement with the Mars Trust agreeing to pay the Mars Trust a fee for guaranteeing the bank loans in an amount equal to 1.083% of the amount of the loans received per month while the loans are outstanding. This compensation was payable in shares of the Company's restricted common stock valued at $1.00 per share, subject to certain readjustments. The Company has been issuing 107,480 shares on a monthly basis since June 30, 2002 as a guaranty fee for the extension through December 31, 2002. During November 2002, the Mars Trust agreed to forgo the December 2002 guaranty fee and thereafter and the Company agreed that the Mars Trust may further perfect its lien on Natural Soda assets as consideration for its extension of its guaranty to the Bank of America. Subsequently, the Mars Trust agreed to extend the obligations to the Bank of America until December 31, 2005 and to pay amounts due to Bank of America on behalf of the Company as described further in Note 5 - "Purchase Transaction - Related Party Transactions", below.

NOTE 5 -      PURCHASE TRANSACTION

              On February 20, 2003, AmerAlia, Inc., through its indirect, wholly-owned subsidiary, Natural Soda, Inc. (formerly named "Natural Soda AALA, Inc."), purchased the assets of White River Nahcolite Minerals Ltd. Liability Co. ("WRNM") and certain related contracts held by IMC Chemicals Inc. ("IMC Chemicals") with short-term financing provided by funds associated with The Sentient Group of Grand Cayman. Natural Soda, Inc. is owned by Natural Soda Holdings, Inc. (formerly "Natural Soda, Inc."), although the Sentient entities (described below) hold all the outstanding Natural Soda, Inc. common capital as collateral for the repayment of a loan due May 31, 2003. AmerAlia owns 100% of the outstanding stock of Natural Soda Holdings, Inc. ("NSHoldings"). WRNM is an indirect, wholly-owned subsidiary of IMC Global, Inc. ("IMC"). IMC Chemicals is a subsidiary of IMC.

              DESCRIPTION OF THE TRANSACTION

              Natural Soda, Inc. ("NSI") acquired all of the assets, subject to all of the liabilities, of WRNM for a total purchase price of $20.6 million. (See "Description of the Assets," below.) At the closing of the transaction, WRNM and IMC assigned all of their interest in the assets (including property, plant, equipment, water rights, accounts receivables, and four federal sodium leases issued by the Bureau of Land Management). NSI assumed WRNM's accounts payable. All of the employees formerly working for WRNM (22 persons) accepted employment from NSI. None of the employees are members of a collective bargaining unit. The Company has accounted for the acquisition as a purchase under the provisions of SFAS No. 141. Accordingly, the Company has recorded the assets acquired and the liabilities assumed at their fair market values. The excess purchase price has been initially allocated to goodwill. The Company is in the process of completing a more comprehensive valuation process of the assets acquired to determine whether the goodwill can be further allocated to separate identifiable assets. Operations of WRNM have been included in the statement of operations from February 20, 2003 to March 31, 2003.

                         AMERALIA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                        March 31, 2003 and June 30, 2002


NOTE 5 -      PURCHASE TRANSACTION (Continued)

              DESCRIPTION OF THE ASSETS

              The principal assets that NSI acquired from WRNM are four federal sodium leases (Federal Sodium Mineral Leases C-0118326, C-37474, C-0118327 and C-0119986) and the 26,500 square foot processing plant located on one of the leases. NSI also acquired federal rights of way, operating permits, water rights, ownership of an existing water reservoir, rights with respect to an additional potential reservoir site, approximately 3,900 tons of inventory, and receivables. In order to transfer the operations of the business at the closing, NSI and NSHoldings posted reclamation bonds and other financial security with federal and state agencies totaling about $924,500. NSI also assumed WRNM's accounts payables and other liabilities of approximately $2,243,662, as well as equipment and other leases necessary for the business operations.

              The leases and the plant are located about 54 miles north of Rifle, Colorado, and are accessible all year by paved road.

              The Sodium Leases. NSI acquired four sodium leases containing nahcolite, a naturally occurring mineral form of sodium bicarbonate, commonly called baking soda. They are located in the Piceance Creek Basin in northwest Colorado and have been combined into a single operational unit, the "Wolf Ridge Mining Unit", established by the Bureau of Land Management in 1993. The sodium leases cover an area of 8,223 acres or nearly 13 square miles. The Company believes the leases are the largest and best situated, sodium mineral lease holdings in the basin. When combined with the Rock School Lease which has been described in AmerAlia's previous reports, the total lease area will be 9,543 acres and will contain in excess of 5 billion tons of nahcolite, by far the largest holding in the world. Unique to the WRNM leases is the Boies Bed, an approximately eighty feet thick bed of almost pure nahcolite located at an approximate depth of 1,900 feet.

              Each of the four WRNM sodium leases was renewed effective July 1, 2001 for a ten year term with a preferential right to subsequent renewals provided that sodium is being produced in paying quantities. Under the unit agreement, production in paying quantities from one lease is sufficient to extend all four WRNM leases. The leases bear a production royalty payable to the federal government of 5% of the gross value of the leased deposits at the point of shipment to the market (the processing plant). Each of these leases contains covenants to protect the in situ oil shale, water, and historical resources. AmerAlia does not believe that these covenants, which have been in place for a significant period of time, will adversely impact NSI's anticipated operations.

              During the last ten years, WRNM and its predecessors have been solution mining nahcolite from the Boies Bed from horizontal cavities. Each horizontal cavity may be expected to produce approximately 150,000 to 200,000 tons over time. Horizontal drilling into the Boies Bed has the advantage of being a proven technology and avoids any disturbance of oil shale resources.

                         AMERALIA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                        March 31, 2003 and June 30, 2002


NOTE 5 -      PURCHASE TRANSACTION (Continued)

              DESCRIPTION OF THE ASSETS (CONTINUED)

              The Plant. The plant consists of a single building with boilers, centrifuge, and other equipment capable of producing various grades of sodium bicarbonate at greater than 100,000 tons per year. There are also several other buildings associated with the plant which are used for bulk storage (one building of approximately 50 feet in diameter with a storage capacity of 3,000 tons) and three sheds (lube storage shed, fire pump house shed, and hazardous materials shed all of which are very small). The plant, the bulk storage facility, and one of the sheds is of metal construction, and the other two sheds are of wood construction, each on concrete pads.

              Underground cavities constitute a material part of the plant and its operations. Solution mining requires pumping hot water into the nahcolite-bearing rock zone at a depth of approximately 1,900 feet. The nahcolite will dissolve and be pumped to the surface in solution and brought into the plant. The equipment in the plant recrystallizes and then dries the sodium bicarbonate. The dried sodium bicarbonate is then stored for bulk sales or is bagged at the plant in 50 pound or 2,000 pound bags. The plant is capable of producing all commercial grades of sodium bicarbonate, from animal feed grade to USP-5, the highest commercial grade.

              The plant's bagging capacity is ample for the foreseeable future. Historically, the plant has shipped approximately 55% of its production as bulk product and the remainder as bagged product.

              There is no rail transportation to the plant. All product that is to be shipped by rail must be transported by truck to a rail loading facility in Rifle, Colorado that is operated by a third party under a contract assigned to NSI. Historically, about 25% of the plant's production has been shipped to its final destination by truck rather than by rail.

              Water Rights. WRNM also transferred all of its water rights to NSI, including the production well used to obtain water for solution mining operations, well water rights (mostly conditional) associated with 13 wells located on the land covered by the federal sodium leases, absolute surface water rights from the White River drainage, a water storage reservoir and rights relating to future expansion of the reservoir, and rights associated with an augmentation plan governing substitution and exchange of water withdrawn from wells located on the sodium leases. AmerAlia believes that these water rights will provide sufficient water capacity to the plant and its operations for the indefinite future.

              Fee Property. WRNM transferred to NSI real property owned in fee simple that is used for the existing water storage reservoir of about 35.8 acres, about 25 miles east of the plant.

              Other Assets. In addition to the federal sodium leases and the assets associated with the plant, NSI acquired approximately 3,900 tons of sodium bicarbonate inventory in storage at the plant site and in a warehouse located in Rifle, Colorado.

                         AMERALIA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                        March 31, 2003 and June 30, 2002


NOTE 5 -      PURCHASE TRANSACTION (Continued)

              DESCRIPTION OF THE ASSETS (CONTINUED)

              In consideration for the settlement of certain amounts that AmerAlia owed it resulting from the May 1999 Design/Build Contract, U.S. Filter assigned equipment to NSI that it had fabricated for AmerAlia under the May 1999 Design/Build Contract. This equipment included a centrifuge, six silos, a dryer system, baghouse equipment, air compressors, pumps and pump parts, and is located in storage facilities in Colorado, Illinois, Kentucky, Maryland, Michigan, Mississippi, New York, Oregon, Pennsylvania, Utah, Virginia, and Wisconsin. While AmerAlia originally intended to use this equipment in the plant it had contemplated constructing for production from the Rock School Lease, AmerAlia believes that this equipment is easily adaptable to expanding its new NSI plant. NSI plans to move the equipment to a central storage facility in western Colorado as soon as possible.

              Marketing. IMC Chemicals, on behalf of WRNM, had entered into a number of marketing contracts with various distributors and users of the sodium bicarbonate products that the plant produces. Of these, the most significant (in tonnage as well as revenue) is an agreement with Bioproducts Incorporated of Fairlawn, Ohio. The term of the contract with Bioproducts ends December 31, 2004. Bioproducts is a subsidiary of Mitsui Corporation of Japan and has distributed sodium bicarbonate to the animal feed market for WRNM for several years. The Bioproducts contract accounts for approximately 46,000 tons of product per year (about one-half of the historical tonnage) and about 40% of WRNM's revenues. Bioproducts had an exclusive arrangement with IMC Chemicals, and NSI was obligated to assume that exclusive arrangement.

              While Bioproducts distributes animal feed grade products for NSI, the majority of industrial and USP grade products are distributed by an agent, Vitusa Products, Inc. of Berkeley Heights, New Jersey. Together, Bioproducts and Vitusa account for about 75% of production. There is no distribution contract with Vitusa. There are no other significant marketing relationships.

              NSI has put its own marketing arrangements into place and will actively solicit product orders in all markets where it is permitted to do so.

              Other Contractual Arrangements. NSI assumed a number of WRNM's other contractual arrangements. Among these were the following:

              - A Sublease from an IMC affiliate of 55 rail cars leased by that affiliate from a third party for transporting the bulk product from Rifle;

              - Contract providing for use of six airslide railcars used for transporting product from Rifle;

              - Contracts with third parties to provide trucking services from the plant to Rifle;

              - Contracts with CSXT for the transportation of product by rail;

              - Freight shipping contracts for transportation of product from the plant by truck;

              -      Lease of a piece of heavy equipment used at the plant;

              - Lease covering the warehouse space in Rifle, Colorado used for product storage;

              - Contract for electric service to the plant; and - Contracts relating to the water rights acquired by NSI.

                         AMERALIA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                        March 31, 2003 and June 30, 2002


NOTE 5 -      PURCHASE TRANSACTION (Continued)

              DESCRIPTION OF THE ASSETS (CONTINUED)

              In addition, NSI has the right to operate temporarily under certain WRNM and IMC Chemicals contracts that have not yet been assigned to NSI, pending completion of consents and other arrangements to obtain consent to assignment of such contracts. These contracts include:

              - Contracts for the supply and delivery of natural gas to the plant from an unaffiliated third party;

              - Contracts with Union Pacific and other railroads for the transportation of product by rail;

              - Lease of two boilers on the plant site which heat the liquor that is injected into the nahcolite cavities; and

              - An additional freight shipping contract for transportation of product from the plant by truck.

              Although each of the contractual relationships described above is material to the operation of the plant and the WRNM business, NSI believes that they are all in good standing and that NSI will be able to obtain assignment or otherwise renegotiate the contracts not yet assigned from WRNM and IMC Chemicals to NSI, and to continue working with the other parties to the contracts assumed in the ordinary course of business.

              DESCRIPTION OF THE SHORT-TERM AND ANTICIPATED PERMANENT FINANCING

              Short-Term Financing. At the time the asset purchase agreement with IMC Global was due for completion, AmerAlia and Sentient Global Resource Fund I, LP and Sentient Global Resource Trust No. 1 of George Town, Grand Cayman, Cayman Islands (the "Sentient entities") had not yet finalized their own agreements with respect to the final structure and commercial arrangements between them in funding and competing this acquisition. Therefore, as an interim measure AmerAlia and the Sentient funds entered into a "Closing Agreement" which provided for temporary short-term funding to be replaced by the permanent funding structure when the final structure and commercial arrangements are resolved.

              Consequently, the Sentient entities loaned $24,000,000 to NSHoldings. NSHoldings used these funds to pay the purchase price to WRNM (approximately $20.6 million) and for other working capital purposes, payment of deposits to certain vendors to the WRNM business that NSI acquired, a portion of the fee to U.S. Filter for termination of the May 1999 Design/Build Contract, transaction costs, and working capital.

              The two Sentient entities loaned the funds to NSHoldings on a short-term basis. In addition, the Sentient entities took a security interest in 100% of the outstanding shares of NSI capital stock. As a result, NSHoldings was obliged to repay the entire amount of the loan on or before March 24, 2003, unless the parties agreed to an extension of the payment date. This due date was subsequently extended to May 31, 2003. Neither the Sentient entities nor NSHoldings expect NSHoldings to repay the promissory note in cash. The Sentient entities and AmerAlia (through NSHoldings) are completing the negotiations for the permanent financing for the acquisition as set forth below.

                         AMERALIA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                        March 31, 2003 and June 30, 2002


NOTE 5 -      PURCHASE TRANSACTION (Continued)

              DESCRIPTION OF THE SHORT-TERM AND ANTICIPATED PERMANENT FINANCING (CONTINUED)

              Anticipated Permanent Financing. These negotiations, which are substantially complete between the Sentient entities and AmerAlia, will require:

              - AmerAlia to invest $7,500,000 in NSHoldings as bridge financing;

              - The Sentient entities to invest an additional $2,000,000 in NSHoldings as bridge financing;

              - AmerAlia reaching agreement with certain other creditors for delayed repayment terms on certain AmerAlia indebtedness; and

              - AmerAlia reaching certain agreements with principal shareholders of AmerAlia.

              Since completing the acquisition, AmerAlia does not believe that NSHoldings requires the full amount of $9.5 million at the present time and is negotiating certain adjustments with the Sentient entities to reduce the Company's financial obligation in a manner that will not adversely impact the operations of Natural Soda.

              Description of the Anticipated Debentures. There are certain other standard closing conditions to the completion of the permanent financing (the "financial closing"). When and if AmerAlia and the Sentient entities complete the financial closing, Sentient will cancel the short-term promissory note, Sentient will invest $2,000,000 of additional cash, AmerAlia will invest $7,500,000 of additional cash (or a lesser amount if agreed with the Sentient entities). Based on the discussions which have not been finalized, NSHoldings expects to issue:

              $15,750,000 in secured Series A Debentures, repayable in two years, plus up to an additional $10,000,000 to be held by the Sentient entities which will convert to Series B2 Debentures upon repayment of the remaining Series A Debentures, in each case with interest at 15% per annum payable quarterly;

              $9,700,000 in Series B1 Debentures bearing interest at 15% which will be convertible into 49% ownership of NSHoldings at the option of the Sentient entities;

              $1,300,000 in Series B2 Debentures bearing interest at 15% (plus an additional $10,000,000 upon conversion of a portion of the Series A Debentures, described above).

              The Series A Debentures will include the $7,500,000 in bridge financing to be contributed by AmerAlia (or a lesser amount if agreed with the Sentient entities). AmerAlia has not yet negotiated the terms of the bridge financing, but believes that it will be able to obtain the bridge financing from third-party, accredited investors, on commercially reasonable terms. AmerAlia anticipates that the accredited investors' investment in AmerAlia will be in the form of a promissory note and warrants, and that the repayment of the promissory note will be collateralized by the Series A Debentures in the same amount.

              The Series A Debentures will be collateralized by all of the assets of NSI and NSHoldings, as well as by all of the common stock of NSI that is held by NSHoldings. These assets will also collateralize the Series B1 Debentures and the Series B2 Debentures. One of the Sentient entities will act as agent holding the collateral for the benefit of all of the secured debenture holders. Should there be a default, AmerAlia will risk losing its interest in all of the assets it held previously as well as all of the assets acquired from WRNM.

                         AMERALIA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                        March 31, 2003 and June 30, 2002


NOTE 5 -      PURCHASE TRANSACTION (Continued)

              DESCRIPTION OF THE SHORT-TERM AND ANTICIPATED PERMANENT FINANCING (CONTINUED)

              The Series B1 Debentures will have a stated interest rate of 15%, but will bear an additional return so that the total investment by the Sentient entities will be able to achieve its targeted investment returns. The parties are considering various financial accounting, tax and business issues in an effort to achieve a suitable structure to achieve this objective.

              In addition to the foregoing rights, the Sentient entities will have the option to convert the Series B1 Debentures and the Series B2 Debentures into shares of AmerAlia common stock. This conversion right will generally provide for the issuance of AmerAlia common stock in exchange for the debentures (or the underlying NSHoldings common stock if the Sentient entities convert the Series B1 Debentures) at an exchange price equal to 85% of the market price for the AmerAlia common stock.

              If the financial closing occurs as contemplated above, NSHoldings will issue additional debentures to AmerAlia to reflect AmerAlia's $17,000,000 (approximately) investment in NSHoldings to date. These additional debentures are expected to include about $12,000,000 of Series C Debentures paying interest at 15% per annum, and the balance of AmerAlia's investment will be represented by junior NSHoldings debentures or NSHoldings preferred stock. AmerAlia will pledge substantially all of the Series C Debentures to collateralize its existing obligations to the Jacqueline Badger Mars Trust ("Mars Trust") (which has guaranteed a loan in the approximate amount of $9.92 million from the Bank of America) and to an unrelated individual and partnership which have loaned AmerAlia approximately $1.9 million. To the extent the interest that accrues on the Series C Debentures exceeds the interest payable on the obligations, both the Mars Trust and the unrelated individual will accrue a fee. Consequently, AmerAlia will have no economic advantage from owning and pledging the Series C Debentures unless AmerAlia is able to repay the Bank of America and/or the other loans from other capital sources.

              NSHoldings' Anticipated Use of Proceeds. As discussed above, depending on how much bridge financing AmerAlia and Sentient agree is necessary and the time frame in which that funding will be provided, NSHoldings will loan AmerAlia up to $2.5 million to permit AmerAlia to pay certain pre-existing obligations and to provide AmerAlia with working capital. Although the complete terms of this arrangement have not yet been negotiated, AmerAlia expects that this loan will not require any payments until March 2005.

              In addition, NSHoldings will use the funds provided at the financial closing to pay the remaining portion of the transaction costs and to provide funds for the operation, maintenance, and improvement of the WRNM assets.

              As discussed above, the financial closing and the permanent financing will be dependent on (among other things) AmerAlia's ability to raise its share of the bridge financing. Although AmerAlia has had positive discussions for that financing, there can be no assurance that it will be able to acquire the necessary investment.

                         AMERALIA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                        March 31, 2003 and June 30, 2002

NOTE 5 -      PURCHASE TRANSACTION (Continued)

              DESCRIPTION OF THE SHORT-TERM AND ANTICIPATED PERMANENT FINANCING (CONTINUED)

              Finder's Fee Obligation. In connection with the financing provided by the Sentient entities, AmerAlia, through NSHoldings, has agreed to pay McFarland Dewey Securities Co., New York, New York, a total of $1,000,000 plus reimbursement of expenses of $10,796. Since the financial closing had not occurred on or before the close of business on Monday, April 10, 2003, AmerAlia is obliged to issue McFarland Dewey 503,979 shares of its restricted common stock in addition to the payment obligation.

              RELATED PARTY TRANSACTIONS

              Satisfaction of Bonding Requirements. AmerAlia was not able to complete the asset acquisition and will not be able to complete the financial closing without the assistance of its principal shareholder, the Mars Trust. As reported in other filings made by AmerAlia, the Mars Trust has provided support for AmerAlia in the past, including providing a letter of credit to support a $400,000 reclamation bond required for the maintenance of the Rock School Lease. In order to complete the transaction, NSI and NSHoldings had to provide bonds or other financial security covering various federal permits, totaling approximately $960,000, including the prior bond for the Rock School lease which was reduced to $35,000, as follows:


                  BLM Mineral Lease Bonds - WRNM leases                                  $ 542,000
                  Rock School Lease                                                      $  35,000
                  Letter of credit re: EPA underground injection control permit          $ 231,730
                  Letter of credit re: DMG mining permit -                               $ 150,750


              Neither AmerAlia nor NSHoldings had or has the financial capability to satisfy the bonding requirements imposed by the government agencies. The Mars Trust, through its banking contacts, agreed to provide bonding support for NSHoldings and NSI subject to NSHoldings agreement to:

              - reimburse the Mars Trust for its expenses in obtaining these bonds (which totaled approximately $24,000);

              - pay the Mars Trust a fee of $75,000 per year to maintain the bonds in place;

              - remove the Mars Trust from liability for the bonds within two years; and

              - pledge a $750,000 Series A Debenture to the Mars Trust to collateralize any indemnification obligation that might arise under the bonds.

              Inasmuch as AmerAlia could not find any other financial support for the bonds, the AmerAlia board of directors and the Sentient entities determined that the terms of the Mars Trust's support agreement were reasonable, and the Mars Trust did in fact supply the support necessary to obtain the bonds required to complete the asset transaction.

              Continuing Guarantee of Bank of America Indebtedness. The Mars Trust arranged a loan for AmerAlia from the Bank of America in 1999. The loan has been renewed on a year-to-year basis and most recently became due on November 30, 2002. Over time, the amount of the loan has increased to more than $9.9 million. Substantially all of the loan proceeds were used for obligations to U.S. Filter under the May 1999 Design/Build Agreement, for other activities in connection with the development of the Rock School Lease, and for other AmerAlia working capital expenses (including the expenses of negotiating for the acquisition of the WRNM assets).

                         AMERALIA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                        March 31, 2003 and June 30, 2002


NOTE 5 -      PURCHASE TRANSACTION (Continued)

              RELATED PARTY TRANSACTIONS (CONTINUED)

              In May, 2003 the repayment date for this loan was extended to December 31, 2005. The Mars Trust has advanced funds to Natural Soda to enable AmerAlia to pay the interest on this loan since October 2002. AmerAlia does not have, and does not expect to have the funds necessary to repay the Bank of America in the near future. Consequently, the Mars Trust must either repay the Bank, assume the loan itself, allow the loan to go into default, or continue its guarantee. The Mars Trust has orally agreed to continue its guarantee provided:

              - AmerAlia pledge Series C Debentures to the Mars Trust in the current amount of the loan (approximately $9.9 million);

              - To the extent that interest accrues on the Series C Debentures, it will first pay interest due to the Bank of America, and all of the remaining interest (estimated to be 10% per annum) will accrue to the Mars Trust as a fee for the continuing guarantee;

              - To the extent that any principal is paid on the Series C Debentures, it will be used to pay the principal amount of the loan to the Bank of America;

              - AmerAlia must pay: (i) at least 20% of the interest due to the Bank of America during calendar year 2003 in cash (an obligation of approximately $100,000); (ii) at least 35% of the interest due to the Bank of America during calendar year 2004; (iii) at least 50% of the interest due to the Bank of America during calendar year 2005; and (iv) 100% of the interest due to the Bank of America thereafter;

              - If AmerAlia is unable to pay interest owed to the Bank of America the Trust is obligated to pay up to 80% during calendar year 2003, up to 65% in calendar year 2004 and up to 50% in calendar year 2005. Thereafter, the Trust will have no obligation to pay interest, although it will still be a guarantor of this obligation.

              These agreements with the Mars Trust have not yet been finalized.

              Repayment of NSHoldings Indebtedness to the Jacqueline Badger Mars Trust. In May 2002, the Mars Trust loaned NSHoldings $250,000 pursuant to two promissory notes bearing interest at 8% per annum. NSHoldings used a substantial portion of these funds to pay expenses in connection with negotiating the asset transaction with WRNM and the financing transaction with Sentient. In addition, NSHoldings paid a portion of the proceeds to AmerAlia (which owns 100% of NSHoldings common stock) which AmerAlia used to pay some of its obligations. The Mars Trust also made various short term loans at 8% interest to NSHoldings to enable AmerAlia to meet its interest obligations to the Bank of America. NSHoldings and AmerAlia have agreed to repay the Mars Trust the loans and interest in an amount approximately $614,650 from the funds available at the financial closing to retire these obligations to the Mars Trust.

              Release of Security Interests. To collateralize its obligations under its guarantee to the Bank of America, the $250,000 advanced in May 2002 and the subsequent loans, the Mars Trust claimed a security interest in all of the assets of AmerAlia and NSHoldings. As a condition of the various transactions which led to the completion of the asset transaction on February 20, 2003, and to the financial closing expected to occur before May 31, 2003, the Mars Trust has agreed to release its claim to any security interest in the assets of AmerAlia, NSHoldings, and NSI.

                         AMERALIA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                        March 31, 2003 and June 30, 2002


NOTE 5 -      PURCHASE TRANSACTION (Continued)

              RELATED PARTY TRANSACTIONS (CONTINUED)

              Repayment of Obligations to Management and the Directors of AmerAlia. Because of AmerAlia's significant working capital shortages that have continued for several years, management of AmerAlia and its directors have from time-to-time accrued compensation and expense reimbursements which have remained unpaid. If the financial closing occurs, AmerAlia expects to be able to bring obligations to each of these persons current, as follows (which amounts have accrued without interest):


                  NAME AND POSITION WITH AMERALIA                           AMOUNT TO BE PAID
                  -------------------------------                         ----------------------
                                                                          (As of March 31, 2003)

                  Bill Gunn (President, CEO, Director)                        $   189,214
                  Robert van Mourik (Executive Vice President,
                  CFO, Director)                                              $   230,724
                  Neil Summerson, Director                                    $    66,348
                  Robert Cameron, Director                                    $    53,617
                  Geoffrey Murphy, Director                                   $    57,525
                  James Riley, Director                                       $    23,000


              These amounts have included compensation payable to them as well as reimbursement of expenses incurred by them on behalf of the Company.

NOTE 6 -      CRITICAL ACCOUNTING POLICIES

              The Company has adopted the following critical accounting policies:

              Revenue Recognition - The Company recognizes revenue from product sales in accordance with generally accepted accounting principles in the United States, including the guidance in Staff Accounting Bulletin 101. The company recognized revenue from its product sales upon shipment of products, when evidence of an agreement exists, delivery of the product has occurred, no significant Company obligations remain, the fee is fixed or determinable, and collectability is probable. The Company provides its customers net 30 day terms.

              Inventories - Inventories are stated at the lower of production costs or market. Production costs include all identifiable costs of the plan, including depreciation, royalties and rental on the sodium leases. Inventories also include packaging materials, which are stated at the lower of cost (first-in, first-out cost method) or market.

              Environmental Costs - Environmental costs are accrued at the time the exposure becomes known and costs can be reasonable estimated.

              Mineral Properties and Patents - Mineral properties will include costs associated with the permitting and development of the mining and processing facility. Mineral properties are amortized using the units of production method. Costs involved in registering, developing, and defending patents related to the solution mining process are capitalized and amortized on a straight line basis over the life of the patents.

                         AMERALIA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                        March 31, 2003 and June 30, 2002


NOTE 6 -      CRITICAL ACCOUNTING POLICIES (Continued)

              Impairment of Long-Lived Assets - The Company follows the provisions of FASB No. 141, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of', which requires that if the sum of the future cash flows expected to result from the assets, undiscounted and without interest changes, is less than a company's reported value of the assets, then the asset is not recoverable and the company must recognize an impairment. The amount of impairment to be recognized is the excess of the reported value of the assets over the fair value of those assets and is recorded as Impairment Expense on the statement of operations. In estimating impairments, management makes assumptions about future cash flows and fair value that are inherently uncertain, can significantly affect the results, and may differ from actual future results.

              Asset Retirement Obligations - The Company constructs and places into service various mining cavities. The Company is legally required to fill the cavities following the end of their useful life. In accordance with SFAS No. 143, the Company has recognized the estimated fair value of the liabilities for asset retirement obligations in the amount of $1,050,000.

NOTE 7 -      SUBSEQUENT EVENTS

              As discussed in Note 5, as the financial closing had not occurred by April 10, 2003, the Company is now obligated to issue McFarland Dewey 503,979 shares of restricted common stock.

                         AMERALIA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         AmerAlia's future conduct depends on a number of factors beyond our control, so we cannot assure anyone we will be able to conduct AmerAlia's operations as we contemplate in this report. This report contains various statements using the terms "may", "expect to", and other terms denoting future possibilities. They are forward-looking statements. We cannot guarantee the accuracy of these statements as they are subject to a variety of risks beyond our ability to predict or control. These risks may cause actual results to differ materially from the projections or estimates contained in this report. These risks include, but are not limited to, AmerAlia's significant working capital shortages, lack of profitable operations, and short-term liabilities for which we need a significant amount of additional financing to resolve; the risks that the financing necessary to resolve our working capital shortage and to finance our operations (and the operations of our subsidiaries) will not be available on reasonable terms, the risks of undertaking exploration, development and mining of mineral properties; and the risks associated with the manufacture and marketing of chemical products. Many of these risks are described in AmerAlia's filing on Form 10-KSB for the fiscal year ended June 30, 2002 and in reports that AmerAlia has subsequently filed. It is important that each person reviewing this report understands the significant risks associated with AmerAlia's current financial situation reflecting more than $28 million working capital shortage, stockholders' deficit, and past due accounts, as well as those associated with the business operations that AmerAlia acquired through NSI.

Liquidity and Capital Resources

         As comprehensively discussed in Note 5 to the financial statements and in our filing on Form 8-K of February 20, 2003, we have now acquired the business and assets formerly owned by IMC Global, Inc. and conducted by its subsidiary, White River Nahcolite Minerals, LLC. ("WRNM"). As these filings explain, the acquisition and its financing are being completed in two phases. The first was the acquisition of the WRNM assets (the "asset closing") using short-term funding provided by Sentient Asset Management (the "Sentient entities") and the second is the "financial closing" expected to occur on or before May 31, 2003.

         Our operating subsidiary is Natural Soda, Inc. ("NSI"); Natural Soda Holdings, Inc. ("NSHoldings") owns 100% of the common stock of NSI; AmerAlia owns 100% of the common stock of NSHoldings. At the asset closing on February 20, 2003, NSI acquired the mineral leases, buildings and improvements, machinery and equipment and other business assets of WRNM's sodium bicarbonate mining and manufacturing business. NSI also assumed WRNM's liabilities associated with the assets acquired, as well as WRNM's contractual obligations.

         To finance the asset closing, NSHoldings borrowed $24 million from the Sentient entities on a short-term basis (originally due March 24, 2003; currently due May 31, 2003). NSHoldings used these funds to pay the purchase price to WRNM (approximately $20.6 million) and for payment of

          - deposits to certain vendors to the WRNM business that NSI acquired,

          - a portion of the fee to U.S. Filter for termination of the May 1999 Design/Build Contract, - a portion of the transaction costs, and

          -    working capital for NSI.

                         AMERALIA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

         The two Sentient entities loaned the funds to NSHoldings on a short-term basis. In addition, the Sentient entities took a security interest in 100% of the outstanding shares of NSI capital stock. The Company has accounted for the acquisition as a purchase under the provisions of SFAS No. 141. Accordingly, the Company has recorded the assets acquired and the liabilities assumed at their fair market values. The excess purchase price has been initially allocated to goodwill. The Company is in the process of completing a more comprehensive valuation process of the assets acquired to determine whether the goodwill can be further allocated to separate identifiable assets.

         At March 31, 2003, NSI had $1,540,000 remaining in cash from the amount the Sentient entities advanced to NSI. This is considered "restricted cash" on AmerAlia's balance sheet because NSI may not use the funds without the Sentient entities' consent, and may not use the funds for AmerAlia's working capital purposes or to satisfy AmerAlia's obligations to creditors.

         NSI assumed a significant amount of obligations at the asset closing which required the use of the restricted cash before NSI's operations began to generate cash flow from the sale of sodium bicarbonate products to the animal feed industry, for industrial uses, and for other higher grade uses. We believe, therefore, that the remaining restricted cash and the anticipated cash flow from operations will provide NSI with sufficient liquidity to sustain NSI's normal commercial activities.

         The additional funding originally contemplated by Sentient and AmerAlia for the financial closing may be more than is required at the present time and we are reviewing these arrangements with Sentient although we have not yet agreed any changes to our original closing agreement. Ultimately, we anticipate the short term finance will be repaid through the issue of various long-term debentures issued by NSHoldings. These proposed arrangements are discussed more fully in Note 5 - "Purchase Transaction - Description of Short-Term and Anticipated Permanent Financing".

         We are currently directing our efforts to secure from $3 million to $7.5 million dollars of bridging finance to enable the financial closing to occur in accordance with our closing agreement. Whilst we are having discussions with a number of parties we have not yet finalised any agreements. If we agree a reduced amount of funding to achieve financial closing, the funds we raise still may not be sufficient for AmerAlia to meet all of its financial obligations. AmerAlia expects to continue its efforts to seek further financing to meet its corporate obligations that are distinct from the obligations of its two subsidiaries, NSHoldings and NSI.

         Meanwhile, with the cooperation and assistance of AmerAlia's principal shareholder, the Mars Trust, we have renegotiated the terms of our loan with the Bank of America, extending the repayment date to December 31, 2005. The Mars Trust has continued its guarantee of AmerAlia's obligation with the Bank of America through the extended term of the loan, and the Mars Trust has orally agreed to new terms for the guaranty agreement between AmerAlia and the Mars Trust, conditional on the financial closing occurring. If the financial closing does not occur, the Mars Trust could declare AmerAlia to be in default under the terms of the former guarantee agreement.

         We anticipate that AmerAlia will be able to extend our other loans from other unaffiliated independent investors totalling approximately $1.9 million at the financial closing.

         At the asset closing, we entered into another $1.2 million note payable due December 31, 2005 as part settlement of the termination of our 1999 Design/Build Agreement with US Filter. This agreement required that we make an interest prepayment of $50,000 in March which we failed to meet. It also required that we deliver to US Filter a copy of our Management fee agreement which is one of the documents awaiting resolution with Sentient in conjunction with our financial closing. Therefore, we are potentially in default of this obligation but US Filter has not served any notice of default. We intend to remedy this at the financial closing.

                         AMERALIA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

         Also, as discussed in Note 5, we are obliged to pay a finder's fee of $1 million in connection with the financing provided by the Sentient entities. As we did not pay this fee by April 10 we are now obliged to issue 503,979 shares of restricted common stock in addition to this fee obligation. See Note 7
- "Subsequent Events".

         Generally, we have continued to sustain our activities through the continued support of our shareholders, creditors, vendors, officers and directors. As a result of all these activities and the short term finance provided by the Sentient entities, our current liabilities of approximately $33,000,000 at March 31, 2003, exceed our current assets by more than $28 million. As discussed above, the financial closing will result in much of the short term debt being restructured as long term debt and our working capital deficit being significantly reduced, although not eliminated. AmerAlia's ability to ensure its long-term survival as a going concern continues to be dependent upon our raising sufficient funding to complete the financial closing as discussed above on commercially reasonable terms, raising sufficient additional funds to meet our other obligations, and ultimately in generating sufficient revenues at our NSI subsidiary from the production and sale of sodium bicarbonate to make required payments to NSI's and NSHoldings' creditors and ultimately to return funds to AmerAlia as NSI's ultimate equity holder.


Results of Operations


         This is our first reporting period in which we are able to report revenues from the NSI operations, albeit they reflect only those revenues we received from February 20 through March. We do not have any comparable revenue from operations in the prior period. Furthermore, although we will report NSI's revenues on AmerAlia's consolidated statement of operations, AmerAlia will not benefit from the cash flow generated by NSI's operations until after the financial closing occurs. Even after the financial closing occurs, A significant portion of NSI's anticipated cash flow from operations will be used to finance NSI's and NSHoldings' obligations, with only a small amount of funds flowing through to AmerAlia under a management services agreement to be finalised.

         The completion of the asset closing had several impacts on AmerAlia's statement of operations. These impacts generally increased our expenses which resulted in an increased operating loss for the periods reported. Among the more significant of these adjustments are:

         We reached a settlement with US Filter to terminate our Design/Build Agreement at a cost of $1,465,000 which was reflected as an expense, and
         We have deferred our plans to develop the Rock School Lease, we have ceased our policy of capitalising interest costs on loans used for capital expenditures. This change in policy has resulted in higher interest charges.

         As discussed above, we are in the process of completing a more comprehensive valuation process of the assets acquired to determine whether the goodwill can be further allocated to separate identifiable assets. We shall also review all asset valuations to determine whether any impairment charges are appropriate. This may impact on future earnings. Because the asset closing occurred so recently and left many issues to be resolved, we are only in the early stages of evaluating the business performance against our expectations prior to the acquisition. Our plan of operations for our NSI subsidiary is to continue its operations producing sodium bicarbonate, while also using our best efforts to increase its marketing and sales efforts. It is these marketing and sales efforts that will have a direct beneficial impact on results of operations and cash flow from operations necessary for the long-term survival of NSI and AmerAlia.

Impact of Inflation

         We believe AmerAlia's activities are not materially affected by inflation.

                         AMERALIA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

ITEM 3:           CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934 and Item 307 of Regulation S-B, within the 90 days prior to the filing date of this report, AmerAlia carried out an evaluation of the effectiveness of the design and operation of AmerAlia's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of AmerAlia's Chief Executive Officer and its Chief Financial and Accounting Officer, who concluded that AmerAlia's disclosure controls and procedures are effective. There have been no significant changes in AmerAlia's internal controls or in other factors, which could significantly affect internal controls subsequent to the date AmerAlia carried out its evaluation.

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in AmerAlia's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in AmerAlia's reports filed under the Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and to the Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure.


PART II:          OTHER INFORMATION

Item 1:Legal Proceedings

         When AmerAlia's subsidiary NSI acquired the business of White River Nahcolite Minerals, it assumed liability for the conduct of legal proceedings in which IMC Global was a defendant. Terms for settlement have now been agreed and documentation is being finalised. Settlement terms are within the limit of the provisions already made in our financial statements. Payment for the settlement and the associated legal costs will be made from NSI's "restricted cash" which cannot be used for AmerAlia's working capital purposes or to satisfy AmerAlia's obligations to creditors, as discussed in Part I, Item 2: Management's Discussion and Analysis of Financial Condition.

Item 2:Changes in Securities

         On July 1, 2002 we granted options to acquire 150,000 shares of AmerAlia's restricted common stock exercisable at $0.55 per share until June 30, 2005. We granted the options to certain of our directors in accordance with the requirements of the Non-Executive Directors Option Plan which was approved by the shareholders of the company in 2001. These options vested January 1, 2003.

         In September 2002, the compensation committee granted to each of three non-employee directors options to acquire 20,000 shares of AmerAlia's common stock for $1.00 per share, exercisable through September 9, 2005. These options were to vest upon the completion of the pending business acquisition if completed by December 31, 2002 and have been forfeited.

                         AMERALIA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

         During the quarter ended September 30, 2002 we issued 322,440 shares of AmerAlia's restricted common stock to the Jacqueline Badger Mars Trust at the monthly rate of 107,480 shares for payment of guaranty fees for which we recognized a value of $1 per share. Subsequently, we issued an additional 214,960 shares of AmerAlia's restricted common stock as payment for guaranty fees for October and November 2002 again for which we recognized a value of $1 per share. There are no conversion rights or exchange rights associated with these shares. We also issued 50,000 shares of AmerAlia's restricted common stock to three accredited investors in payment of loan fees on September 30, 2002 for which we recognized an expense of $1 per share. There are no conversion or exchange rights associated with these shares.

         In October 2002, the Company granted a warrant to purchase 10,000 shares of AmerAlia's common stock to an accredited investor as partial consideration for a $10,000 loan he made to AmerAlia. This warrant was exercisable to purchase shares of our restricted common stock at $1.00 per share through October 31, 2003. In March 2003, the investor exercised his warrants in consideration for the cancellation of the loan due to him. That investor purchased an additional 5,000 shares of our restricted common stock in consideration for $5,000 he paid in cash to AmerAlia.

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

  Item 3:Defaults Upon Senior Securities
                  None.

  Item 4:Submission of Matters to a Vote of Security Holders
                  None.

  Item 5:Other Information
                  None.

                         AMERALIA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)


  Item 6:Exhibits and Reports on Form 8-K

         (A)    EXHIBITS

                None

         (b)    REPORTS ON FORM 8-K

    1. Current report on Form 8-K dated February 20, 2003, reporting an event under Item 2 ("Acquisition of Disposition of Assets") filed on March 7, 2003, and Item 7 ("Exhibits"), with an amendment thereto filed on May 6, 2003, including the historical and pro forma financial statements required by Item 7 of Form 8-K.

    2. Current report on Form 8-K dated March 24, 2003, reporting an event under Item 2 ("Acquisition of Disposition of Assets") and Item 7 ("Exhibits") filed on March 25, 2003

    3. Current report on Form 8-K dated April 23, 2003, reporting an event under Item 2 ("Acquisition of Disposition of Assets") and Item 7 ("Exhibits") filed on April 24, 2003



                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized representatives.

                                            AMERALIA, INC.



May 14, 2003                                By: /s/ Bill H. Gunn
                                                --------------------------------
                                                Bill H. Gunn
                                                Chief Executive Officer


May 14, 2003                                By: /s/ Robert van Mourik
                                                --------------------------------
                                                Robert van Mourik
                                                Executive Vice President,
                                                Chief Financial Officer and
                                                principal financial and
                                                accounting officer.

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


Date: May 14, 2003


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


Date: May 14, 2003


/s/ Robert C.J. van Mourik
-----------------------------------------------
Robert C.J. van Mourik, Chief Financial Officer
(principal financial officer)