Form 10QSB/A
period 2003-03-31
AMERALIA INC
filed 2003-07-24
CIK 811419

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                FORM 10-QSB/A-1


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


                            INDEX TO FORM 10-QSB/A-1



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

                         AMERALIA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                                               March 31,             June 30,
                                                                                 2003                  2002
                                                                           ------------------  -----------------
                                                                             (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                                        $        2,227,454  $         991,111
   Royalties payable                                                                  585,855            504,167
   Accrued expenses                                                                 1,508,547            393,865
   Due to related parties                                                           1,241,374            825,519
   Notes payable                                                                   27,329,000         11,350,583
   Interest payable                                                                   120,249             53,081
                                                                           ------------------  -----------------

     Total Current Liabilities                                                     33,012,479         14,118,326
                                                                           ------------------  -----------------

LONG TERM LIABILITIES

   Notes payable                                                                    9,921,583                  -
   Asset retirement obligations                                                     1,050,000                  -
                                                                           ------------------  -----------------

     Total Long Term Liabilities                                                   11,971,583                  -
                                                                           ------------------  -----------------

     Total Liabilities                                                             43,984,062         14,118,326
                                                                           ------------------  -----------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, $0.05 par value; 1,000,000 shares
    authorized; 82 and 82 issued and outstanding,
    respectively                                                                            4                  4
   Common stock, $0.01 par value; 100,000,000 shares
    authorized; 14,997,112 and 14,323,216 issued and
    outstanding, respectively                                                         149,972            143,232
   Additional paid-in capital                                                      22,377,634         21,710,478
   Prepaid construction costs                                                      (1,223,000)        (1,223,000)
   Deficit accumulated prior to the development stage                              (3,797,189)        (3,797,189)
   Deficit accumulated during the development stage                               (18,231,178)       (14,753,731)
                                                                           ------------------  -----------------

     Total Stockholders' Equity (Deficit)                                            (723,757)         2,079,794
                                                                           ------------------  -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                                            $       43,260,305  $      16,198,120
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

                                            AMERALIA, INC.



July 24, 2003                               By: /s/ Bill H. Gunn
                                                --------------------------------
                                                Bill H. Gunn
                                                Chief Executive Officer


July 24, 2003                               By: /s/ Robert van Mourik
                                                --------------------------------
                                                Robert van Mourik
                                                Executive Vice President,
                                                Chief Financial Officer and
                                                principal financial and
                                                accounting officer.

I, Bill H. Gunn, Chief Executive Officer of AmerAlia, Inc., certify that:


1. I have reviewed this quarterly report on Form 10-QSB/A-1 of AmerAlia, Inc.;


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


Date: July 24, 2003


/s/ Bill H. Gunn
-------------------------------------
Bill H. Gunn, Chief Executive Officer
(principal executive officer)

I, Robert C.J. van Mourik, Chief Financial Officer of AmerAlia, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A-1 of AmerAlia, Inc.;


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


Date: July 24, 2003


/s/ Robert C.J. van Mourik
-----------------------------------------------
Robert C.J. van Mourik, Chief Financial Officer
(principal financial officer)