Form 10KSB
period 2003-06-30
AMERALIA INC
filed 2003-11-19
CIK 811419

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended June 30, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-15474

                                 AMERALIA, INC.
               ---------------------------------------------------
               (Exact name of Company as specified in its charter)

                Utah                                    87-0403973
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                  Identification No.)

               20971 E. Smoky Hill Rd., Centennial, Colorado 80015
               ---------------------------------------------------
                    (Address of Principal Executive Offices)


Company's telephone number, including area code:                 (720) 876-2373

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
                                                                       [ ]

Revenues for the fiscal year ending June 30, 2003:                   $4,622,256

Shares of common stock, $.01 par value, outstanding as of October 31, 2003:
14,964,632. Aggregate market value of the voting stock held by non-affiliates of AmerAlia as of October 31, 2003 was approximately $2,134,000. The estimate is based on the last sale price per share and an estimated 6,465,368 shares held by non-affiliates.

Documents incorporated by reference:  See Item 13.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

(a)      Business Development

         AmerAlia, Inc. was incorporated in Utah on June 7, 1983, originally under the name "Computer Learning Software, Inc." and renamed AmerAlia, Inc. in January 1984. When we use the term "We" or "AmerAlia" in this annual report, we are referring to AmerAlia, Inc. and its wholly-owned subsidiaries, Natural Soda Holdings, Inc. and Natural Soda, Inc.

         Our primary objective is to become the world's largest and lowest cost producer of sodium bicarbonate. In 1989, we purchased an interest in a federal sodium lease, known as the Rock School Lease, in Rio Blanco County, Colorado. In 1992, we acquired the lease and in 2001 the Bureau of Land Management ("BLM") renewed the lease for a further ten years. Initially, we planned to produce sodium bicarbonate through building a solution mining and recovery facility on our Rock School Lease. However, during 2001, we became aware that another sodium bicarbonate producing business on the adjoining lease was being offered for sale.

         Consequently, on February 20, 2003, Natural Soda, Inc. ("NSI") purchased the assets of White River Nahcolite Minerals Ltd. Liability Co. ("WRNM") and certain related contracts held by IMC Chemicals Inc. ("IMC Chemicals"). WRNM was an indirect, wholly-owned subsidiary of IMC Global, Inc. ("IMC"). IMC Chemicals is a subsidiary of IMC. The acquisition was funded with short-term financing provided to Natural Soda Holdings, Inc. ("NSHI") by funds associated with The Sentient Group of Grand Cayman. NSHI owns all of the equity of NSI. AmerAlia owns all of the outstanding stock of NSHI.

         We believe the acquisition of this natural sodium bicarbonate business enables us

           o to secure a huge resource of naturally occurring sodium bicarbonate,

           o to establish a substantial market share and generate sales revenues in an industry dominated by Church & Dwight who manufacture the Arm & Hammer brand products, and

           o to be one of the lowest cost producers of sodium bicarbonate products.

         While there are risks associated with this endeavor, as discussed more fully later in this report, we believe this acquisition has the potential to benefit the shareholders of AmerAlia. We believe this business will benefit:

           o from being our single business activity and focus of our attention,

           o from our attention to improved efficiencies through increased production leading to economies of scale as well as

           o our seeking improved efficiencies in distribution costs and in the market pricing of our products.

         As this is a business with high fixed costs, we believe the outcome of these activities will result in higher operational earnings and profitability and, ultimately, our ability to refinance our acquisition finance with lower cost debt finance or equity thereby leading to improved profitability and earnings per share. While our success in these undertakings cannot be assured, these are our corporate objectives and our reasons for undertaking this acquisition.

         The acquisition was accomplished under a closing agreement between The Sentient Group, AmerAlia and NSHI that included the terms of the short term financing. Currently, this short-term financing is due for repayment on November 30, 2003 unless the parties extend the time or else finalise terms under which this short-term financing becomes long-term financing. The parties are currently determining the terms under which this "financial closing " is expected to occur as discussed more fully in this report. We anticipate this "financial closing" will include obtaining an additional $5,500,000 in new loans from the Sentient funds and from other accredited investors, but this is not yet finalised and we can offer no assurance that it will be completed as we currently anticipate.

         We use solution mining to recover sodium bicarbonate primarily for sale to the animal feed, industrial, food and pharmaceutical grade markets. The production of sodium bicarbonate will also enable the production of soda ash and caustic soda, chemicals widely used in the manufacture of glass, detergents and a variety of inorganic and organic chemicals. Sodium bicarbonate can also be used as an agent for flue gas desulfurization, a market that may expand as the requirements of the 1990 amendments to the Clean Air Act impact more significantly on the power generation industry.

         We have not been involved in any bankruptcy, receivership, or similar proceedings.

Forward Looking Statements pursuant to 1933 & 1934 Securities Acts

         Our future conduct depends on a number of factors beyond our control, so we cannot offer any assurance we will be able to conduct our operations as we contemplate in this report. This report contains various statements using the terms "may", "expects to", and other terms denoting future possibilities. They are forward-looking statements. We cannot guarantee the accuracy of these statements as they are subject to a variety of risks beyond our ability to predict or control. These risks may cause actual results to differ from the projections or estimates contained in this report. These risks include, but are not limited to, the possibility the described operations, reserves, exploration or production activities will not be completed on economic terms. Undertaking exploration, development and mining of mineral properties, significant construction projects, and the manufacture and marketing of chemical products is risky. Many of these risks are described in this report and it is important that each person reviewing this report understands the risks accompanying the establishment of our proposed operations. These risks are discussed at the end of Item 1(b),

 (b)      Business of Issuer

         We are currently involved in only one industry segment: operating a solution mining facility and processing plant for the manufacture of sodium bicarbonate and related products.

General Discussion

Description of the Transaction

         NSI acquired all of the assets, subject to all of the liabilities, of WRNM for a total purchase price of $20.6 million. (See "Description of the Assets," below.) At the closing of the transaction, WRNM and IMC assigned all of their interest in the assets (including property, plant, equipment, water rights, accounts receivables, and four federal sodium leases issued by the Bureau of Land Management). NSI assumed WRNM's accounts payable. All of the employees formerly working for WRNM (22 persons) accepted employment from NSI. None of the employees are members of a collective bargaining unit.

Description of the Assets

         The principal assets that NSI acquired from WRNM are four federal sodium leases (Federal Sodium Mineral Leases C-0118326, C-37474, C-0118327 and C-0119986) and the 26,500 square foot processing plant located on one of the leases. NSI also acquired federal rights of way, operating permits, water rights, ownership of an existing water reservoir, rights with respect to an additional potential reservoir site, approximately 3,900 tons of inventory, and receivables. In order to transfer the operations of the business at the closing, NSI and NSHI had to post reclamation bonds and other financial security with federal and state agencies totaling about $924,500. NSI also assumed WRNM's accounts payables and other liabilities of approximately $1,300,000, as well as equipment and other leases necessary for the business operations.

         The leases and the plant are located about 54 miles north of Rifle, Colorado, and are accessible all year by paved road.

         The Sodium Leases. NSI acquired four sodium leases containing nahcolite, a naturally occurring mineral form of sodium bicarbonate, commonly called baking soda. They are located in the Piceance Creek Basin in northwest Colorado and have been combined into a single operational unit, the "Wolf Ridge Mining Unit", established by the Bureau of Land Management in 1993. The sodium leases cover an area of 8,223 acres or nearly 13 square miles. When combined with the Rock School Lease which has been described in AmerAlia's previous reports, the total lease area is 9,543 acres. We believe the leases are the largest and best situated, sodium mineral lease holding in the basin and that they contain in excess of 5 billion tons of nahcolite, by far the largest holding in the world. Unique to the WRNM leases is the Boies Bed, an approximately eighty feet thick bed of almost pure nahcolite located at an approximate depth of 1,900 feet.

         Each of the four WRNM sodium leases was renewed effective July 1, 2001 for a ten year term with a preferential right to subsequent renewals provided that, at the end of the term, sodium is being produced in paying quantities. Under the unit agreement, production in paying quantities from one lease is sufficient to extend all four WRNM leases. The leases bear a production royalty payable to the federal government of 5% of the gross value of the leased deposits at the point of shipment to the market (the processing plant). Each of these leases contains covenants to protect in situ oil shale, water, and historical resources. AmerAlia does not believe that these covenants, which have been in place for a significant period of time, will adversely impact NSI's anticipated operations.

         During the last ten years WRNM and its predecessors have been solution mining nahcolite from the Boies Bed from horizontal cavities. Each horizontal cavity may be expected to produce approximately 150,000 to 200,000 tons over time. Horizontal drilling into the Boies Bed has the advantage of being a proven technology and avoids any disturbance of oil shale resources.

         The Plant. The plant consists of a single building with boilers, centrifuge, and other equipment capable of producing various grades of sodium bicarbonate at greater than 100,000 tons per year. There are also several other buildings associated with the plant which are used for bulk storage (one building of approximately 50 feet in diameter with a storage capacity of 3,000 tons) and three sheds (lube storage shed, fire pump house shed, and hazardous materials shed all of which are very small). The plant, the bulk storage facility, and one of the sheds are of metal construction, the other two sheds are of wood construction, each on concrete pads.

         Underground cavities constitute a material part of the plant and its operations. Solution mining requires pumping hot water into the nahcolite-bearing rock zone at a depth of approximately 1,900 feet.

The nahcolite dissolves and is pumped to the surface in solution and brought into the plant. The equipment in the plant recrystallizes and then dries the sodium bicarbonate. The dried sodium bicarbonate is then stored for bulk sales or is bagged at the plant in 50 pound or 2000 pound bags. The plant is capable of producing all commercial grades of sodium bicarbonate, from animal feed grade to USP-5, the highest commercial grade.

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

         Marketing. IMC Chemicals, on behalf of WRNM, had entered into a number of marketing contracts with various distributors and users of the sodium bicarbonate products that the plant produces. Of these, the most significant (in tonnage as well as revenue) is an agreement with Bioproducts Incorporated of Fairlawn, Ohio. The term of the contract with Bioproducts ends December 31, 2004. Bioproducts is a subsidiary of Mitsui Corporation of Japan and has distributed sodium bicarbonate to the animal feed market for WRNM for several years. The Bioproducts contract accounts for approximately 46,000 tons of product per year (about one-half of the historical tonnage) and about 40% of WRNM's revenues. Bioproducts had an exclusive arrangement with IMC Chemicals, and NSI was obligated to assume that exclusive arrangement. NSI and Bioproducts have each served notice to either end this arrangement or to enter into a new contract. These negotiations are unresolved.

         While Bioproducts distributes animal feed grade products for us, the majority of industrial and USP grade products are distributed by an agent, Vitusa Products, Inc. of Berkeley Heights, New Jersey. Together, Bioproducts and Vitusa account for about 75% of production. There is no distribution contract with Vitusa. There are no other significant marketing relationships.

         NSI has put its own marketing arrangements into place and will actively solicit product orders in all markets where it is permitted to do so.

         Other Contractual Arrangements. NSI assumed a number of WRNM's other contractual arrangements. Among these were the following:

            o A Sublease from an IMC affiliate of 55 rail cars leased by that affiliate from a third party for transporting the bulk product from Rifle;

            o Contract providing for use of six airslide railcars used for transporting product from Rifle;

            o Contracts with third parties to provide trucking services from the plant to Rifle;

            o Contracts with CSXT for the transportation of product by rail;

            o Freight shipping contracts for transportation of product from the plant by truck;

            o           Lease of a piece of heavy equipment used at the plant;

            o Lease covering the warehouse space in Rifle, Colorado used for product storage;

            o           Contract for electric service to the plant; and

            o           Contracts relating to the water rights acquired by NSI.

         In addition, NSI has the right to operate temporarily under certain WRNM and IMC Chemicals contracts that have not yet been assigned to NSI, pending completion of consents and other arrangements to obtain consent to assignment of such contracts. These contracts include:

            o Contracts with Union Pacific and other railroads for the transportation of product by rail;

            o Lease of two boilers on the plant site which heat the liquor that is injected into the nahcolite cavities; and

            o An additional freight shipping contract for transportation of product from the plant by truck.

         Although each of the contractual relationships described above is material to the operation of the plant and the WRNM business, NSI believes that they are all in good standing and that NSI will be able to obtain assignment or otherwise renegotiate the contracts not yet assigned from WRNM and IMC Chemicals to NSI and to continue working with the other parties to the contracts assumed in the ordinary course of business.

The Rock School Lease

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

         The BLM approved Kinder's assignment of the Rock School Lease effective January 1, 1996. As at September 30, 2003 AmerAlia owed $791,667 to Kinder and is currently negotiating converting this obligation to a long term note but these negotiations have not been finalised.

         Rock School Lease - Terms. The current term of the Rock School Lease is due for renewal in June 2010. As leaseholder, we have a preferential right to renew the lease, but this right is subject to numerous requirements. The most significant requires that we produce sodium bicarbonate from the lease "in paying quantities" before the expiration of the current term. We believe BLM general practice is that the conduct of our activities proceeding to resource recovery will be sufficient to enable a lease renewal. We believe that we will be able to renew the Rock School Lease in perpetuity if we conduct operations on the lease and comply with the terms and conditions of the lease.

         We pay rent to the BLM annually in advance at the rate of $1 per acre and a minimum annual royalty of $26,000. If we produce sodium bicarbonate from the Rock School Lease, we will have to pay the BLM a 5% production royalty. The Rock School Lease is presently encumbered to the Mars Trust and other accredited investors to secure the debt due to them and the Bank of America as discussed at
Item 12 "Certain Relationships and Related Party Transactions.

Plant Construction in Progress Assets.

         In 1999 AmerAlia entered into a Design/Build Agreement with US Filter for the purpose of designing and building a new plant on the Rock School Lease. Various engineering drawings and design work were prepared and plant equipment manufactured in anticipation of developing the Rock School Lease. As a result of the WRNM acquisition, this contract with US Filter has been terminated, however, nearly all of this work can still be used instead to build the proposed plant adjacent to the existing plant acquired from WRNM and to use it to expand the current plant capacity. This equipment includes a centrifuge, six silos, a dryer system, baghouse equipment, air compressors, pumps and pump parts, and is located in storage facilities in Colorado, Illinois, Kentucky, Maryland, Michigan, Mississippi, New York, Oregon, Pennsylvania, Utah, Virginia, and Wisconsin. NSI is currently moving this equipment to a central storage facility in western Colorado. These assets are also presently encumbered along with the Rock School Lease as discussed in the paragraph above.

         AmerAlia's financial statements have shown the value of its investments in the Rock School Lease and these Plant Construction in Progress Assets as being approximately $15.5 million, however, as a result of the change in the business plan of the Company in acquiring the WRNM business, the existing operating facilities and the abundance of additional resources mean that the marginal benefit of AmerAlia's pre-existing assets to the acquired operations is not as great as the value to AmerAlia if it had proceeded with its development of the Rock School Lease. Consequently, we have recorded an asset impairment cost of approximately $4 million, as discussed more fully in Notes 6 & 7 to the financial statements.

Description of the Short-Term and Anticipated Long-Term Financing

         Short-Term Financing. At the time the asset purchase agreement with IMC Global was due for completion, AmerAlia and Sentient Global Resource Fund I, LP and Sentient Global Resource Trust No. 1 of George Town, Grand Cayman, Cayman Islands (the "Sentient entities" or "Sentient") had not finalized their own agreements with respect to the final structure and commercial arrangements between them in funding and completing this acquisition. Therefore, as an interim measure AmerAlia and the Sentient funds entered into a "Closing Agreement" which provided for temporary short-term funding to be replaced by the long-term funding structure when the final structure and commercial arrangements were resolved.

         Consequently, the Sentient entities loaned $24,000,000 to NSHI. NSHI used these funds to capitalize NSI, to pay the purchase price to WRNM (approximately $20.6 million) and for other working capital purposes, including payment of deposits to certain vendors to the WRNM business that NSI acquired, a portion of the fee to U.S. Filter for termination of the May 1999 Design/Build Contract, transaction costs, and working capital.

         The two Sentient entities loaned the funds to NSHI on a short-term basis. In addition, the Sentient entities took a security interest in 100% of the outstanding shares of NSI capital stock. As a result, NSHI was obliged to repay the entire amount of the loan by March 24, 2003 and is now due November 30, 2003, unless the parties agree to a further extension.

         Neither the Sentient entities nor NSHI expect NSHI to repay the promissory note in cash. The Sentient entities and AmerAlia (through NSHI) are completing the negotiations for the long-term financing for the acquisition as set forth below.

         Anticipated Long-Term Financing These negotiations which are substantially complete, will require the Sentient entities and AmerAlia (through
NSHI) conclude a "financial closing" of the long-term financing for the acquisition by raising additional debt of $5.5 million and repaying the short-term Sentient debt through the issue of new debentures, as set forth below. These negotiations required:

         o AmerAlia to invest $3,500,000 in NSHI Series A Secured 10% Debentures utilizing funds it is to raise from accredited investors;

         o The Sentient entities to invest an additional $2,000,000 in NSHI Series A Secured 10% Debentures;

         o AmerAlia reaching agreement with certain other creditors for delayed repayment terms on certain AmerAlia indebtedness; and

         o AmerAlia reaching certain agreements with principal shareholders of AmerAlia.

         Consequently, at the financial closing, NSHI expects to issue to the Sentient entities in exchange for its $24 million short term loan and additional funding of $2 million:

         o $5,000,000 in Secured Series A 10% Debentures due September 30, 2005, with interest payable quarterly in arrears, commencing March 31, 2004.

         o $11,300,000 in Secured Subordinated Series B1 Debentures bearing interest at variable rates;

         o $9,700,000 in Secured Subordinated Series B2 Convertible Debentures bearing interest at variable rates and convertible into 49% ownership of NSHI at the option of the Sentient entities;

         o in addition, Sentient will have the right to earn contingent interest as described below.

         NSHI will issue to AmerAlia in cancellation of its loan to NSHI of approximately $17,000,000 and additional funding of $3,500,000:

         o        $3,500,000 of Secured Series A 10% Debentures

         o $12,000,000 of Unsecured Subordinated Series C Debentures due February 19, 2008 with rights to earn contingent interest as described below;

         o 4,949 shares of Series A Preferred Stock having a liquidation value of $4,949,000, and

         o an additional issue of common stock bringing the total common stock held by AmerAlia to 51,000 shares, being all the common stock issued.

         NSHI will also issue $750,000 of Secured Series A 10% Debentures to NSI in exchange for an obligation by NSI to pay $750,000 to NSHI.

         Description of the Debentures.

         The Series A Debentures will be senior to all other debentures and will be collateralized by all of the assets of NSI and NSHI, as well as by all of NSHI's common stock of NSI. These assets will also collateralize the Series B1 Debentures and the Series B2 Debentures held by the Sentient entities. One of the Sentient entities will act as agent holding the collateral for the benefit of all of the secured debenture holders. The purpose of the issue of the $750,000 Series A Debenture to NSI is to enable NSI to provide the debenture as collateral to the Mars Trust for its bonding support as discussed more fully at
Item 12 - "Certain Relationships and Related Party Transactions" under "Satisfaction of Bonding Requirements".

         The Series B1 and B2 Debentures will be subordinate to the Series A Debentures but rank equally with the Series C Debentures with respect to all payments of principal and interest unless the Series B Debenture holders declare an event of default. The Series B debentures have interest rates as follows:

                          Period                                Interest Rate
                                                                  Per Annum
                                                               ---------------
November, 2003 - June 30, 2004                                             1.5%
July 1, 2004 - June 30, 2005                                               4.5%
July 1, 2005 - June 30, 2006                                               7.5%
July 1, 2006 - June 30, 2007                                              10.5%
July 1, 2007 - February 19, 2008                                          13.5%

         In addition, the Series B1 and B2 Debentures will have a right to earn "Contingent Interest" which means a payment of additional interest, which when added to the other payments of principal and interest on the Debentures held by the Sentient Entities, shall provide the Sentient Entities with an internal rate of return of thirty percent per annum compounded annually. In computing such Contingent Interest, February 20, 2003 shall be used as the issue date for the Debentures. Contingent Interest shall be paid on the amounts represented by the Series B Debentures to the Sentient Entities only (a) on the Maturity Date of the Series B Debentures, if owed, subject to the achievement of the contingencies described below, (b) without regard to the contingencies described below, if the Company prepays any of the Series B Debentures, and (c) without regard to the contingences described herein, upon the declaration of a default pursuant to the Series B Debentures. Contingent Interest shall not be payable if the Adjusted EBITDA of the Company is less than [$ to be determined ] for the 12-month period prior to the Maturity Date; provided, however, that if the Adjusted EBITDA is less than [$ to be determined ], then if the Adjusted EBITDA of the Company is in excess of [$ to be determined ] in the aggregate for a 36-month period immediately prior to the Maturity Date, the Contingent Interest shall be due and payable on the Maturity Date. Finally, if the Series A Debentures held by the Sentient entities are not repaid before February 19, 2004 then those debentures also have rights to earn contingent interest on the same basis as the Series B debentures, payable upon repayment of the Series B1 Debenture.

         In addition to the foregoing rights, the Sentient entities will have the option to convert the Series B1 Debentures and the Series B2 Debentures into shares of AmerAlia common stock. This conversion right will provide for the issuance of AmerAlia common stock in exchange for the debentures (or the underlying NSHI common stock if the Sentient entities convert the Series B2 Debentures) at an exchange price equal to 85% of the market price for the AmerAlia common stock.

         The Unsecured Subordinated Series C Debentures held by AmerAlia earn the same interest rate as the Series B Debentures and have rights to earn contingent interest up to a total internal rate of return of fifteen per cent per annum compounded annually. They will rank equally with the Series B1 and B2 Debentures with respect to all payments of principal and interest unless the Series B Debenture holders declare an event of default in which case they will be senior to and be repaid prior to the Series C Debentures.

         The Series B and the Series C Debentures have a provision that if NSHI sells NSI or substantially all of the assets of NSI in a trade sale, then the proceeds must be used to repay the Series B1 Debentures, then the Series B2 Debentures and then the Series C Debentures.

         Description of the Promissory Notes

         To secure the funding AmerAlia will need to subscribe for its $3,500,000 of NSHI Series A Debentures, AmerAlia proposes to issue $3,500,000 of Series A Debenture Secured Promissory Notes to a small number of unaffiliated accredited investors. These promissory notes will be collateralized by AmerAlia's NSHI Series A Debentures and will be subject to a Pledge agreement.

         As discussed in previous filings on Form 10-KSB, AmerAlia is indebted to the Bank of America, the Mars Trust and accredited investors in a total amount that is now approximately $13 million. To secure these obligations AmerAlia provided a security interest in the Rock School Lease and the Plant Construction in Progress assets. As part of the refinancing arranged with the Sentient entities, AmerAlia is currently negotiating alternative arrangements with these lenders by proposing the issue of Series C Debenture Secured Promissory Notes in amounts equal to the outstanding obligations or else providing the Series C Debentures as security for the continuing guarantee of the Bank of America debt. . AmerAlia proposes to enter into pledge agreements collateralizing its NSHI Series C Debentures and NSHI Series A Preferred Stock as security for these promissory notes and guarantees. The promissory notes will require that whatever amount of interest AmerAlia receives on its Series C Debentures is paid immediately to the note holders and the Bank of America and that any prepayment of the debenture is used to prepay the promissory notes and the Bank of America. The promissory note holders will also have a right to earn contingent interest up to a total internal rate of return of 15% per annum compounded annually from the date of issue of the note. As to the Bank of America debt, we envisage the total cost to the Company of its interest costs due to the Bank of America and the guaranty fee due to the Mars Trust will also be 15% per annum. As these arrangements are still being negotiated they have not been agreed upon or finalised. Finally, as discussed in Item 12 "Certain Relationships and Related Party Transactions", the Company has already agreed certain arrangements with the Mars Trust in connection with the Company's obligations to the Bank of America.

         Grant of Warrants

         As consideration for amending the terms of the Closing Agreement entered into between the Sentient entities and AmerAlia on February 20, 2003 AmerAlia has agreed to grant the Sentient entities warrants to subscribe for 600,000 shares of AmerAlia restricted common stock for five years at $1 per share.

         Similarly, in raising the funding for the $3,500,000 of Series A Debentures and as additional consideration for subscribing for each $10 of Series A Debenture Secured Promissory Note, AmerAlia has agreed to grant to the note holders warrants to subscribe for four shares of AmerAlia restricted common stock for five years at $1 per share, i.e. warrants to subscribe for a total of 1,400,000 shares if it is able to raise all of the $3,500,000 required.

Summary of Anticipated Agreements with the Sentient Entities

         The anticipated primary agreement AmerAlia, the Sentient entities, NSHI and NSI will be the Debenture Purchase Agreement. This agreement will provide for the repayment of Sentient's $24,000,000 short term loan facility through the issue of Series A, B1 & B2 debentures, the issue of a further $2,000,000 of Series A Debentures in exchange for additional funding from Sentient, the issue to AmerAlia of $3,500,000 of Series A debentures for additional funding it must raise from other investors and the repayment of the AmerAlia loan to NSHI through the issue of Series C Debentures and the issue of Preferred and Common Stock. Supplementary agreements to be attached as exhibits to the Debenture Purchase Agreement will include the following:

       o Exhibit A: Restated Articles of Incorporation of NSHI - to provide for the designation of the Series A Preferred Stock.

       o Exhibit B: Securityholder Agreement - an agreement between AmerAlia and the Sentient entities defining their mutual expectations and conduct with respect to the transfer of their NSHI securities; board representation and appointment of management; refinancing of Series A debentures; budget approvals and minimum voting majority; limitations on actions of NSHI and NSI; AmerAlia indemnification of NSHI and the Sentient entities from certain AmerAlia creditors; restrictions on transfer of securities and/or a trade sale including drag along/tag along rights; forbearance agreements; agreements for the exchange of Sentient Series B1 debentures for 49% of NSHI common stock, exchange of Series B debentures for AmerAlia common stock; and dispute resolution.

       o Exhibit C: Management & Cost Reimbursement Agreement - to provide for the payment of $700,000 per year for two years to AmerAlia for management services while retaining broad offset rights for various matters, including AmerAlia's indemnification obligation set out in the Securityholder Agreement.

       o Exhibit D: Uses of Funds - a statement providing for payment of accounts payable, finder's fees, closing and transaction costs, and a loan of $750,000 to AmerAlia until September 30, 2005 that will not require AmerAlia to make any payments before maturity. The balance of the funds retained for working capital.

       o Exhibit E: Continuing Guarantee - a security document to provide Sentient a guarantee by NSI to support the debentures issued to the Sentient entities.

       o Exhibit F: Form of Security Agreement - a security agreement by NSI in favor of Sentient in its capacity as collateral agent for itself, AmerAlia and NSI as the secured parties.

       o Exhibit G: Collateral Holding & Liquidation Agreement - an agreement between Sentient and the other Series A Secured Debenture Promissory Note holders appointing Sentient as collateral agent.

       o Exhibit H: Warrant Agreement - for the grant of warrants to the Sentient entities to subscribe for 600,000 shares of AmerAlia restricted common stock at $1 per share for five years.

         It will also be a condition of the financial closing that the Sentient entities be satisfied that AmerAlia's directors and its principal shareholder have agreed to vote for the transactions when presented for shareholder approval. AmerAlia expects to obtain an agreement from the persons who are currently on the AmerAlia board of directors (who own about 3.4% of the outstanding AmerAlia common stock) that they will vote for the transaction; AmerAlia also expects to obtain the agreement from AmerAlia's principal shareholder, the Mars Trust (which owns about 53% of the outstanding common stock) that it will vote its shares as directed by the AmerAlia board of directors. Thus, the Sentient entities expect that more than a majority of the shareholders will have approved the transactions in advance. If, however, the AmerAlia shareholders do not approve the transactions when presented, it is likely that this will be an event of default under the Series B1 and B2 Debentures if they have been issued, thereby entitling the holders of those Debentures to foreclose on the collateral it will then hold.

         This summary is based upon our current expectations of the financial closing documents but they have not yet been agreed upon in final form and therefore we cannot offer any assurance that the final form of these documents will be as presented here or even that we shall successfully conclude a financial closing. In the meantime, we remain bound by the terms of the short-term funding as described above.

Finder's Fee Obligations.

         In connection with the financing provided by the Sentient entities, AmerAlia, through NSHI, has agreed to pay McFarland Dewey Securities Co., New York, New York, a total of $1,000,000 plus reimbursement of expenses of approximately $11,000. As the financial closing had not occurred on or before the close of business on Monday, April 10, 2003, AmerAlia is also obliged to issue McFarland Dewey 503,979 shares of its restricted common stock in addition to the payment obligation. These shares have not yet been issued.

Management and Operations of NSHI and NSI

         Management of NSHI and NSI is led by Bill H. Gunn as President and Robert C.J. van Mourik as Vice President, Secretary, and Treasurer. They are supported by a management team encompassing production, sales & marketing, financial, environmental compliance and humans resources. Presently, they constitute the board of directors of NSI and NSHI. Mr. Gunn is also President and a director of AmerAlia, and Mr. van Mourik is Executive Vice President, Chief Financial Officer, and a director of AmerAlia. However, the expected Securityholders' Agreement anticipates expanding the board of directors to include two Sentient representatives and an independent director, but this has not yet been completed.

Intention to Seek AmerAlia Shareholder Approval

         Although not specifically required by Utah corporate law, AmerAlia intends to seek shareholder approval of the various transactions described. AmerAlia expects to hold this meeting not later than April 30, 2004 and to ask its shareholders to approve certain matters arising from the anticipated agreements that are to be finalised with the Sentient entities.

Related Party Transactions

         See Item 12 - "Certain Relationships and Related Party Transactions"

Employees.

         AmerAlia's day to-day business activities are managed by Mr. Bill H. Gunn, Chairman and President; and Mr. Robert van Mourik, Executive Vice President and Chief Financial Officer. See Item 10. - "Executive Compensation". AmerAlia's operating subsidiary, Natural Soda, Inc., now has 31 employees.





Risk Factors

         NSHI is currently operating under short term finance that is due for repayment on November 30, 2003. If the financial closing does not occur, NSHI will fall into default on its obligations to the Sentient entities who will exercise their rights and foreclose on our assets.

         NSHI and its operations will be more highly leveraged following the financial closing. NSHI debt will be $26 million due to the Sentient funds and a further $3.5 million of senior debt due to AmerAlia and all of this debt will bear interest at various rates potentially up to 30% per annum as described under "Anticipated Long-Term Financing". However, if there is a default on any debenture then the Series A and B debentures will be repaid, including all contingent interest, before any other debentures are repaid. The $9,250,000 of Series A Debentures are due September 30, 2005 and if not repaid then the debenture holders can declare an event of default and exercise their rights to foreclose on their security interests in our assets. One of the Sentient entities will then act as agent holding the collateral for the benefit of all of the secured debenture holders. Should there be a default, therefore, AmerAlia will risk losing its interest in all of the assets it held previously as well as all of the assets acquired from WRNM. NSHI cannot offer any assurance that it will be able to pay its obligations when due.

         In addition, AmerAlia will retain a significant amount of debt obligations following the financial closing and its ability to service its debt will depend entirely on the success of NSI's operations. AmerAlia will itself have up to approximately $19 million of debt obligations of which $3.5 million will be due to the investors subscribing the new funding, debts to the Bank of America (approximately $9.9 million), to the Mars Trust (approximately $840,000 as at October 31, 2003), to unaffiliated accredited investors (approximately $2.275 million as at October 31, 2003) and the note due to U.S. Filter ($1.2 million).

         AmerAlia's ability to service this debt obligation will be entirely dependent on payments it will receive from the interest received from the debentures and dividends on the preferred and common stock AmerAlia expects to receive from NSHI upon cancellation of its existing $17 million loan to NSHI. However, it is expected that these debentures and preferred stock will be pledged as collateral to the Mars Trust and the unaffiliated accredited investors, AmerAlia's only other income will be from the fees it expects to receive under the proposed management agreement. Because of the significant amount of the obligations burdening AmerAlia, there can be no assurance that AmerAlia will receive sufficient cash flow to meet its financial obligations. Under the current proposal for the long term financing, any default by AmerAlia in servicing its obligations will cause a default under the debentures issued by NSHI and the possible loss of all collateral for such debentures.

         AmerAlia is also required to repay or else refinance its obligation to the Bank of America when due in December 2005. If it is unable to do so and the Company has pledged its Series C Debentures to the Trust (as it proposes to do) then the Mars Trust, as guarantor of this loan, may foreclose on the security thereby causing all debentures to fall into default in which case the Sentient entities, being the senior security holders, will have first right to recover their loans and all accrued rights to any unpaid interest.

         All NSHI assets are and will be pledged to collateralize the repayment of its debt obligations. NSHI has pledged its entire ownership of NSI to secure the short-term financing obtained to acquire the WRNM assets. NSHI and NSI have pledged all of their assets to secure the indebtedness and this will continue if the short-term financing is exchanged for long-term financing. As a result, NSHI and NSI risk losing all of their assets if any default on the indebtedness occurs.

           AmerAlia has never previously operated a business, and is relying on the Board of Directors of NSHI and NSI and their executive management for the conduct of this business. AmerAlia will be relying on the Board of Directors (that currently includes only Mr. Gunn and Mr. van Mourik, executive officers of AmerAlia, but which will be increased to five members upon completion of the financial closing) and management of NSHI and NSI to operate the business acquired from WRNM. There can be no assurance that the operations of NSHI or NSI will successfully return cash flow to the Sentient entities and to AmerAlia.

         AmerAlia may not be able to continue to recover sodium bicarbonate economically or at all from the sodium leases and if so, we cannot service our debt obligations.

         NSI's operations will be subject to a significant amount of regulatory scrutiny and regulation from federal and state authorities. NSI's mining and processing operations have required permits from several state and federal authorities, including the Environmental Protection Agency, the Bureau of Land Management, and the Colorado Division of Minerals and Geology. When it was operating the plant, WRNM had received notices of violation from the Environmental Protection Agency which it had not resolved at the time that NSI completed its purchase. Management is currently negotiating a new underground injection control permit with the EPA. Should these notices of violation continue, or should the agencies refuse to reissue permits, NSI may be obligated to shut its operations down, which would have a material and adverse effect on NSI, NSHI and AmerAlia.

         The anticipated long-term financing transactions may result in the issuance of a significant number of shares of AmerAlia common stock which would dilute the ownership of the current AmerAlia shareholders. One exit strategy for the Sentient funds is to exchange their interests in the debentures they anticipate receiving from NSHI for their funding will be to exchange those debentures for AmerAlia common stock at a value equal to 85% of market prices. While this it is not expected that this can occur before September 30, 2004, this could result in the issuance of more than 60 million shares of AmerAlia common stock at their current prices on the basis of certain assumptions. This could substantially increase the number of shares of AmerAlia common stock currently outstanding and could result in a substantial dilution in the interest of the existing AmerAlia shareholders. Furthermore, the existence of the large number of shares potentially issuable may make it more difficult for AmerAlia to raise the financing that it may require in the future.

         Under the Securityholder Agreement, AmerAlia has granted Sentient the right to force the sale of its economic interests in NSHI and its business operations on the same terms and conditions agreed to by Sentient for its interests. If this occurs, neither the board of directors nor the AmerAlia shareholders will have any opportunity to approve the transaction. We will be soliciting shareholder approval of all the agreements we are entering into but if the shareholders do not vote in favour of these transactions then this will constitute an event of default on the loan agreements and Sentient can exercise its rights and foreclose on the business and assets of the company.


ITEM 2.  DESCRIPTION OF PROPERTIES

         AmerAlia through its subsidiaries is a lessee of United States Sodium Mineral Leases C-0118326, C-37474, C-0118327 and C-0119986 covering 8,223 acres and Sodium Lease No. C-0119985 affecting 1,320 acres in Rio Blanco County, Colorado, USA, and described more fully in Item 1. - "Business", above.

         The plant consists of a single building with boilers, centrifuge, and other equipment capable of producing various grades of sodium bicarbonate at greater than 100,000 tons per year. There are also several other buildings associated with the plant which are used for bulk storage (one building of approximately 50 feet in diameter with a storage capacity of 3,000 tons) and three sheds (lube storage shed, fire pump house shed, and hazardous materials shed all of which are very small). The plant, the bulk storage facility, and one of the sheds are of metal construction, and the other two sheds are of wood construction, each on concrete pads. In management's opinion, the plant facilities are adequately insured.

         NSI has real property owned in fee simple that is used for the existing water storage reservoir of about 35.8 acres, about 25 miles east of the plant. NSI also leases a 22,000 square-foot warehouse in Rifle, Colorado, from an unaffiliated landlord.

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

         In August 2003, the Fauquier County Circuit Court entered judgment against AmerAlia in Stephen Keiley v. AmerAlia, Inc. (case no. CL03-172) in the amount of $47,600 plus court and attorney's costs of $4,100. The case developed over a dispute over an office lease.

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

                                   Average
For the Quarter Ended          Last Sale Price
                               ---------------
December 31, 2001              $          0.71
March 31, 2002                 $          0.70
June 30, 2002                  $          0.62
September 30, 2002             $          0.65
December 31, 2002              $          0.58
March 31, 2003                 $          0.86
June 30, 2003                  $          0.48
September 30, 2003             $          0.48


(b) HOLDERS. The number of record holders of our Common Stock on June 30, 2003 was approximately 414. (This does not include an indeterminate number of shareholders whose shares are held by brokers in street name.)

(c)      DIVIDENDS.

AmerAlia has not paid dividends on its Common Stock and has no plans to pay cash dividends in the future.

(d)      SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

         The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of the fiscal year ending June 30, 2003.

                    EQUITY COMPENSATION PLAN INFORMATION (1)

Plan Category and                       Number of Securities           Weighted-average            Number of securities
Description                              to be issued upon            exercise price of           remaining available for
                                       exercise of outstanding       outstanding options,       future issuance under equity
                                        options, warrants, and       warrants, and rights           compensation plans
                                               rights                                          (excluding securities reflected
                                                                             (b)                       in column (a))
                                                 (a)                                                        (c)
Equity compensation plans approved by
security holders                               812,500                       $1.01                        1,000,000

Equity compensation plans
not approved by security
holders                                        435,000                       $1.50                           -0-

Total                                          1,247,500                     $1.18                        1,000,000

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

                 No. of                                                        Reliance on   Conversion
Date of Issue    shares              Recipients              Consideration      exemptions      terms
    (a)           (a)                  (b)                       (c)              (d)           (e)        Notes
-------------  ---------   --------------------------------  --------------    -----------   ----------   --------
Oct 2000       2,904,000   Series E Preferred Stockholders   Conversion        See Note 1       None        4
                                                             of P/S

Oct 2000          22,291   McFarland Dewey Securities        $ 45,000 fees     See Note 1       None        5

Oct 2000          16,000   President, Natural Soda           $ 20,000 bonus    See Note 1       None        6

Jan 2001          30,000   An accredited investor            Loan fee          See Note 1       None        7

Feb 2001          16,420   An accredited investor  that      Legal services    See Note 1       None        5
                           provided legal services

June 2001         63,566   McFarland Dewey Securities        $  60,000 fees    See Note 1       None        5

June 2001        150,000   Three accredited investors        $ 150,000 cash    See Note 2       None        8

Feb 2002       1,780,000   Jacqueline Badger Mars Trust      Guaranty fees     See Note 1    See Note 3

Apr 2002          74,000   Two accredited investors          Guaranty fees     See Note 1    See Note 3

June 2002         10,000   An accredited investor            Loan fee          See Note 1       None        7

June 2002        322,440   Jacqueline Badger Mars Trust      Guaranty fees     See Note 1    See Note 3

June 2002          9,750   Two accredited investors          Guaranty fees     See Note 1    See Note 3

July 2002        107,480   Jacqueline Badger Mars Trust      Guaranty fees     See Note 1    See Note 3

Aug 2002         107,480   Jacqueline Badger Mars Trust      Guaranty fees     See Note 1    See Note 3

Sept 2002        107,480   Jacqueline Badger Mars Trust      Guaranty fees     See Note 1    See Note 3

Sept 2002         50,000   Two accredited investors          Loan fee          See Note 1       None        7

Oct 2002         107,480   Jacqueline Badger Mars Trust      Guaranty fees     See Note 1    See Note 3

Dec 2002          71,496   Two accredited investors          Guaranty fees     See Note 1    See Note 3

March 2003         5,000   An accredited investor            $ 5,000 cash      See Note 1       None

March 2003        10,000   An accredited investor            $10,000 note      See Note 1       None
                                                             payable
                                                             conversion

                                                             $27,500 note and
                                                             interest payable
May 2003          55,000  An accredited investor             conversion        See Note 1       None

Sept 2003         20,000  An accredited investor             $10,000 cash      See Note 1       None

NOTES:

     1. No underwriters were involved in the transactions. The issuance of the shares was accomplished pursuant to the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act of 1933. Each of the investors were accredited investors and (with the exception of McFarland Dewey Securities, a New York-based investment banker) is a shareholder or an affiliate of a shareholder of AmerAlia, and has been for more than two years. We did not engage in any public advertising or general solicitation in connection with any of the transactions. We provided the accredited investors with disclosure of all aspects of our business, including providing the accredited investors with our reports filed with the Securities and Exchange Commission, our press releases, access to our auditors, and other financial, business, and corporate information. Based on our investigation, we believe that the accredited investors obtained all information regarding AmerAlia they requested, received answers to all questions they posed, and otherwise understood the risks of accepting our securities in exchange for the consideration tendered.

     2. As for Note 1 except a finders fee of $3,750 was paid with respect to one accredited investor's investment of $75,000.

     3. AmerAlia paid fees, in our common stock, to two unaffiliated and one affiliated accredited investors in exchange for guarantying certain loans that commercial banking institutions made to us, and in exchange for making loans to us (see Note 7). In neither case was AmerAlia or its subsidiaries able to obtain debt financing without the assistance of these accredited investors.

          (a) The securities issued as fees for loan guaranties were not sold for cash. The securities were issued to the accredited investors as consideration for their providing and extending certain loan guarantees for the benefit of AmerAlia, as described above.

          (b) There are no conversion rights or exchange rights associated with the shares, although they are subject to reduction in number as described at Item 12. "Certain Relationships and Related Party Transactions".

     4. Under the statement of preferences of the Series E Preferred Stock, the preferred shares were converted into shares of common stock on or before October 31, 2000.

     5.   Fees paid through issuance of shares.

     6.   Stock bonus in addition to compensation.

     7.   Shares issued in consideration for providing loans.

     8. The issues of these shares were accompanied by the grant of options to purchase 50,000 shares at $1.09 until April 30, 2005.

     9. As discussed above at Item 1(b) under "Finders Fees Obligations" there is an outstanding obligation to issue 503,979 shares of common stock to McFarland Dewey.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)      PLAN OF OPERATION

         As discussed in Item 1. "Business Development", AmerAlia has a long held objective to become the world's lowest cost producer of sodium bicarbonate. Since we acquired our first interest in the naturally occurring sodium bicarbonate resource in the Piceance Creek basin in 1989, we have developed marketing relationships and gained knowledge that give us confidence we can develop business opportunities founded in controlling a significantly large, naturally occurring resource of sodium bicarbonate, commonly known as baking soda. Traditionally, this has been produced through synthetic manufacture using soda ash as raw material at a cost that tends to limit its use to high grade, higher value product end users. However, we believe having access to a naturally occurring resource provides opportunities for lower cost recovery and competitive advantages that can open up markets in lower priced products otherwise less attractive to higher cost traditional producers.

         Through our efforts to gain operating permits to develop and recover sodium bicarbonate from our Rock School Lease and in developing marketing relationships for the prospective sale of product, we became aware of the activities of our competitor, White River Nahcolite Minerals, who conducted operations on the adjoining federal government sodium leases and had an established customer base. Consequently, on learning this business was potentially for sale, we directed our activities towards its acquisition which we accomplished in February 2003 and have described in greater detail in this filing in Item 1. The business is now known as Natural Soda.

         As part of our due diligence investigations, we confirmed our understanding that operations had suffered from a lack of capital investment leading to unreliable production and quality issues. In our view, the business also suffered from being a very small part of a large conglomerate. Earnings before interest, taxes, depreciation and amortisation ("EBITDA") had declined in recent years to uneconomic levels. Nevertheless, our view, shared by our financial partners, is that the acquisition of this business offered us the advantages of securing control of a huge resource of naturally occurring sodium bicarbonate, potentially enabling us to establish a larger market share and generate sales revenues in an industry dominated by Church & Dwight (who manufacture the Arm & Hammer brand products), and be one of the lowest production cost producers of sodium bicarbonate products in North America.

         While there are risks associated with this endeavor, as discussed more fully elsewhere in this report, we believe this acquisition has the potential to benefit the shareholders of AmerAlia. We believe this business will benefit from being our single business activity, from our attention to improved efficiencies through increased production leading to economies of scale, and from our seeking improved efficiencies in distribution costs and in the market pricing of our products.

         As this is a business with high fixed costs, we believe the benefit of these activities and our efforts to refinance our acquisition finance with lower cost debt finance or equity will result in significantly improved profitability and earnings per share. While our success in these undertakings cannot be assured, these are our corporate objectives and our reasons for undertaking this acquisition.

         Since we acquired the business in February 2003 we have accomplished a number of our initial objectives. We have:

     o    established reliability of production and the quality of our products.

     o undertaken applications for additional government permits to expand our production and ensure future reliability of product supply

     o recruited management personnel in marketing and customer service, finance, administration and production and are seeking one more recruitment in logistics and distribution management. We do not anticipate increasing our personnel numbers any further beyond the current complement.

     o established new management computer systems in accounting and sales order processing and developed accompanying administration systems

     o reviewed all our marketing arrangements with a view to broadening our customer base, and achieving the benefits of an industry wide price increase announced in October, 2003.

         The proposed financing of our acquisition will be based on debt provided to NSHI by the Sentient entities and AmerAlia with AmerAlia and Sentient sharing the senior debt, then the balance of next level of subordinated Series B debt held by the Sentient entities, followed by a layer of Series C Debentures held by AmerAlia. In addition, AmerAlia will hold some preferred stock in NSHI as outlined in the discussion on anticipated long-term financing in Item 1(a) "Business Development". However, the Series B and C Debentures will rank equally with respect to payments of principal and interest unless there is a prepayment of the debentures or an event of default when the Sentient debentures will have seniority as to payment of principal and interest including contingent interest.. The proposed financing discussed in this filing and the additional fund raising associated with the financial closing is expected to provide sufficient working capital for our budgeted operations for the forthcoming year. Our capital expenditure budget anticipates investment in an additional underground cavity for resource recovery, monitoring wells, the plugging of an abandoned well, a new on site warehouse and some relatively minor plant modifications. The total of these budgeted investments is approximately $2.7 million. We do not expect the sale of any significant equipment nor any significant change in the number of our employees now that we have established our staffing requirements. Our objective in product research and development is to identify customer needs that present niche opportunities for our products through being focused on our customers and their needs.

         We also anticipate entering into new agreements with our existing loan and guaranty providers in which we shall attempt to match the cash flow generating capacity of the business with the interest obligations on the debt. In turn, we shall attempt to match the interest and dividends the Company receives on its debentures and preferred stock with our obligations to third parties. Consequently, we anticipate that over the first two years AmerAlia shall have to rely on its management fees it will receive under the proposed management fee agreement and additional funds raised from new equity issues or short term loans. Meanwhile, if the business does not perform to our expectations we shall be unable to service the debt obligations and while the terms of the debentures may allow us to avoid default, the accruing contingent interest obligations, if payable, may force a sale of the business or else require a significant additional capital raising.

         Nevertheless, while these are the risks we face if our business does not perform, our expectations are that we can turn this business around, restore previous levels of operating performance thereby enabling us in time to recapitalise our balance sheet and meet our obligations.

(c)      OFF-BALANCE SHEET ARRANGEMENTS.

         The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7.  FINANCIAL STATEMENTS.

         The financial statements are attached to this report following Part IV.


ITEM 8.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


ITEM 8A.    CONTROLS AND PROCEDURES

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

                                                                                                   First
                                                                                                 Elected or
             Name & Age                           Position                                       Appointed
         ---------------------              ---------------------------                         ------------
         Bill H. Gunn                       Chairman of the Board,                               02/84
           Age 61                           President, & Chief
                                            Executive Officer

         Robert van Mourik                  Director,                                            09/90
           Age 50                           Executive Vice President                             01/89
                                            Chief Financial Officer,
                                            Secretary & Treasurer

         Neil E. Summerson                  Director                                             09/90
           Age 55   (1,2)

         Robert A. Cameron                  Director                                             09/90
           Age 65

         Geoffrey C. Murphy                 Director                                             06/99
           Age 62    (1,2)

         James V. Riley                     Director                                             10/01
           Age 66   (1,2)


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

NEIL E. SUMMERSON

         Until July 1997, Mr. Summerson was the senior partner, and for five years prior was managing partner, in the international accounting firm of Ernst & Young, at its offices in Brisbane, Australia. Prior to 1992, he worked in the Corporate Recovery and Insolvency Division, which is involved in the administration of insolvent companies, as well as providing counsel to small businesses in the area of taxation, audit procedures and management advisory services. Mr. Summerson received his Bachelor of Commerce degree from the University of Queensland in 1968. He is a Fellow of the Institute of Chartered Accountants and a director of several Australian public and private companies.

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

(e)      AUDIT COMMITTEE FINANCIAL EXPERT.

         As the current financial year of the Company ends before December 15, 2003, this disclosure requirement is not applicable.

(f)      IDENTIFICATION OF THE AUDIT COMMITTEE.

         Members of the Audit Committee are Messrs. Neil E. Summerson (Chairman), Geoffrey C. Murphy and James V. Riley.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

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

         Based solely on its review of the copies of the reports it received from persons required to file, AmerAlia believes that during the period from July 1, 2002 through June 30, 2003, all filing requirements applicable to officers, directors, and greater-than-10% shareholders were met in accordance with the requirements of Section 16(a).

ITEM 10. EXECUTIVE COMPENSATION

(a)      GENERAL.

         The following sets forth the compensation information in accordance with the requirements of Item 402 of Regulation S-B.

(b)      SUMMARY COMPENSATION TABLE.

         The following table sets forth information regarding compensation paid to our officers during the three fiscal years ended June 30, 2003. Messrs. Gunn and van Mourik were the only executive officers receiving or accruing compensation exceeding $100,000 during fiscal 2003, as shown below. None of our officers are subject to employment agreements.

         We have no plans for the payment or accrual for payment of any amounts to any executive officer in connection with his resignation, retirement, or other termination, or change of control or change in the executive officer's responsibilities.

                                                                         Long Term Compensation
                                                                     -----------------------------
                                                                            Awards         Payout       All
                                    Annual Compensation              -----------------------------     Other
  Name and                  --------------------------------------   Restricted  Options     LTIP      Comp-
  Position         Year      Salary        Bonus        Other          Awards    & SAR's    Payout     ensation
  --------         -----    ---------      -----    --------------   ----------  -------    ------     --------
Bill H. Gunn,       2003    $200,000        -0-     $14,000 (a,b)     -0-        -0-         -0-        -0-
President and       2002    $200,000        -0-     $14,000 (a)       -0-        -0-         -0-        -0-
Chief Executive     2001    $150,000        -0-     $14,000 (a)       -0-        -0-         -0-        -0-
Officer



Robert              2003    $150,000        -0-     $14,000 (a,b)     -0-        -0-         -0-        -0-
van Mourik,         2002    $133,000        -0-     $14,000 (a,b)     -0-        -0-         -0-        -0-
Chief Financial     2001    $133,000        -0-     $14,000 (a,b)     -0-        -0-         -0-        -0-
Officer & EVP


John F.             2003                    -0-          -0-          -0-        -0-         -0-        -0-
Woolard,            2002    -0-             -0-     $14,000 (a,b)     -0-        -0-         -0-        -0-
Executive Vice      2001    $150,000        -0-     $14,000 (a,b)     -0-        -0-         -0-        -0-
President (c)               $150,000


Roger L. Day,       2003    $ 66,667        -0-          -0-          -0-        -0-         -0-        -0-
President,          2002    $119,142        -0-          -0-          -0-        -0-         -0-        -0-
Natural Soda,       2001    $105,000      $20,000        -0-          -0-        -0-         -0-        -0-
Inc. (d)




Notes:   (a)      Directors fees

         (b) These fees have not been paid but have been accrued as liabilities.

         (c)      John Woolard died July 3, 2002.

         (d)      Roger Day resigned from the company February 2003.


(c)      OPTIONS/SAR GRANTED DURING YEAR ENDED JUNE 30, 2003

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

         Under this plan on July 1, 2002 (during the fiscal year ended June 30, 2003), we granted 37,500 options to acquire shares of Common Stock at $0.55 per share until June 30, 2005 to each of the following the non-executive directors:

            o      Geoffrey C. Murphy;

            o      Neil E. Summerson;

            o      James V Riley; and

            o      Robert A. Cameron,

         Under this plan on July 1, 2003 (during the current fiscal year), we also granted 37,500 options to acquire shares of Common Stock at $0.55 per share until June 30, 2006 to each of the following the non-executive directors:

            o           Geoffrey C. Murphy;

            o           Neil E. Summerson;

            o           James V Riley; and

            o           Robert A. Cameron,

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

(d)      AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE
         TABLE.

         No officer exercised stock options during the fiscal year ended June 30, 2003, or subsequently. The following table sets forth information regarding the year-end value of options and Stock Appreciation Rights held by the Chief Executive Officer and the other named officers on June 30, 2003. No other Stock Appreciation Rights have been granted, or are held by, any such person.


                       Shares acquired    Value      # of unexercised options at     Value of in-the-money options
         Name            on exercise     realized        FY end (exercisable/           at FY end (exercisable/
                                                            unexercisable)                  unexercisable)
  -------------------- ---------------- ----------- ------------------------------- --------------------------------
  Bill H. Gunn               -0-           -0-                 290,000                            -0-

  Robert van Mourik          -0-           -0-                 175,000                            -0-



                           Shares         Value      # of unexercised SAR's at FY     Value of in-the-money SAR's
         Name             acquired       realized         end (exercisable/             at FY end (exercisable/
                         on exercise                        unexercisable)                  unexercisable)
  -------------------- ---------------- ----------- ------------------------------- --------------------------------
  Bill H. Gunn               -0-           -0-                  70,000                            -0-



(e)      LONG TERM INCENTIVE PLAN -- AWARDS IN LAST FISCAL YEAR

         AmerAlia has no long term incentive compensation plans, defined benefit plans, or actuarial plans. There are no plans to pay bonuses or deferred compensation to employees of AmerAlia.

         We do not have a group medical insurance plan for our employees although we have reimbursed Messrs. Woolard, Gunn, and Day for certain medical expenses and insurance premiums. Our subsidiary,

Natural Soda has a comprehensive group medical insurance plan for its employees. We currently have no stock ownership, other profit-sharing or pension plans, but may adopt such plans in the future. We have no retirement plans and, therefore, have not made contributions to any such plan on behalf of the named officers.

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

       (f)(2)     OTHER ARRANGEMENTS.

       Except as described herein, no officer or director of AmerAlia has been or is being paid any cash compensation, or is otherwise subject to any deferred compensation plan, bonus plan or any other arrangement and understanding whereby such person would obtain any cash compensation for his services for and on behalf of AmerAlia except that for the financial year ended June 30, 2003 an allowance for interest on unpaid outstanding compensation, directors fees and expenses reimbursement was accrued as follows:

          Robert van Mourik                                  $ 32,641
          Bill H. Gunn                                          9,638
          Geoffrey C. Murphy                                    8,974
          Neil E. Summerson                                     8,284
          Robert A. Cameron                                    10,991
          James V. Riley                                          950
                                                             --------
                  Total:                                     $ 71,478
                                                             ========


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

         We currently have no employment contracts. Previously, our only employment contract was with Roger Day, who was President of our subsidiary, Natural Soda, Inc until his resignation in February 2003. In April 1999, effective November 1998, we had entered into a five-year employment agreement with Mr. Day. As compensation for services rendered under the employment agreement, Mr. Day received a salary of $100,000 per annum, plus bonuses and salary increases as the Board of Directors determined in its sole discretion. We also granted Mr. Day options to acquire 80,000 shares of Common Stock for an exercise price of $1.50 per share, exercisable through December 31, 2003. In addition, AmerAlia advanced $25,000 to Mr. Day as a loan, which amount was to be forgiven over the period of his employment under the contract. In October, 2000 AmerAlia granted Mr. Day a stock bonus of 16,000 shares of Common Stock. In April 2002, we agreed with Mr. Day to terminate his contract and he continued to provide services as President to Natural Soda, Inc. on a month-to-month basis until his resignation in February 2003. On termination of his contract we agreed that we would forgive the balance of his loan account including outstanding interest due as part of his compensation.

(h)      REPORT ON REPRICING OF OPTIONS/SARS.

         Not applicable, as no options or SARs were repriced during the fiscal year ended June 30, 2003.


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) and (b)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         At October 31, 2003, we had one class of outstanding voting securities, our "Common Stock". The following table sets forth information as of October 31, 2003 with respect to the ownership of the Common Stock for all directors, individually, all executive officers named in the compensation table, all executive officers and directors as a group, and all beneficial owners of more than five percent of the Common Stock (not including shares held in the name of known depositories, such as CEDE & Co., for the benefit of the underlying beneficial shareholders). At October 31, 2003, we had 14,964,632 shares of Common Stock issued and outstanding. The following shareholders have sole voting and investment power with respect to the shares unless indicated otherwise.


Name & Address                                 Amount & Nature                  Percent         Percent
     of                                        of Beneficial                      of           of Voting
Beneficial Owner                                 Ownership                       Class         Securities
----------------------------------            ----------------                 ---------       -----------
Bill H. Gunn                                       474,060  (1)                      3.1%              0.8%
Robert van Mourik                                  320,384  (2)                      2.1%              1.0%
James V. Riley                                     312,500  (3)                      2.1%              1.3%
Geoffrey C. Murphy                                 190,000  (4)                      1.3%              0.3%
Neil E. Summerson                                  225,000  (5)                      1.5%              nil
Robert A. Cameron                                  225,000  (6)                      1.5%              nil
OFFICERS & DIRECTORS
AS A GROUP (7 persons)                            1,746,944 (7)                     10.8%              3.3%
Jacqueline Badger Mars, as trustee                7,929,820 (8)                     53.0%             53.0%
6885 Elm St., McLean, VA 22101


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

      (7) All officers and directors: Includes beneficial ownership of Messrs. Gunn, van Mourik, Riley, Murphy, Summerson and Cameron as described in notes 1, 2, 3, 4, 5 and 6, above. Does not include options held by Mr. Day to acquire 20,000 shares of Common Stock at $1.50 per share, which vest through December 31, 2003.

      (8) Mars Trusts: Includes 5,974,008 shares of Common Stock held as trustee for the Jacqueline Badger Mars Trust dated Feb 5, 1975 as amended, and 1,955,812 shares of common stock held as trustee for Jacqueline Badger Mars 2002 GRAT.

      See "Certain Relationships and Related Party Transactions", below.

         This table does not include the possible effect of issuance of up to 270,000 shares of Common Stock pursuant to the exercise of options to acquire:

         o        80,000 shares at $1.50 until December 31, 2003,

         o        50,000 shares at $1.09 expiring April 30, 2005, and

         o        140,000 shares at $1.50 per share until June 28, 2006.

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

         Corporate Loans - Loans to AmerAlia. During the fiscal years ended June 30, 2002 and 2003, certain related parties advanced loans to AmerAlia as detailed in the Notes to the Financial Statements. This comprised advances to us, as well as accrued but unpaid compensation, directors' fees and interest. The following summarises our liabilities to related parties:

                                                                   June 30,        June 30,
Related Party                                                       2003            2002
                                                                 ------------   ------------
Robert van Mourik                                                $    306,633   $    173,237
Bill H. Gunn                                                          254,115         96,381
Jacinth Pty. Ltd.  (an affiliate of Robert A. Cameron)                 68,108         43,117
Geoffrey C. Murphy                                                     71,499         42,000
James V. Riley                                                         28,450          9,500
Neil E. Summerson                                                      79,632         45,000
                                                                 ------------   ------------
    Total:                                                       $    808,437   $    409,235
                                                                 ------------   ------------


         Corporate Loans - Loans from AmerAlia. At June 30, 2001 the balance of a loan advanced to Gunn Development Pty. Ltd., an associate of Mr. Gunn, was $54,720; the loan was repaid during the year ended June 30, 2002.

         Compensation Arrangements. See the description of compensation arrangements in Item 10, above.

         Satisfaction of Bonding Requirements. AmerAlia was not able to complete the asset acquisition without the assistance of its principal shareholder, the Mars Trust. As reported in our previous filings, the Mars Trust has provided support for AmerAlia in the past, including providing a letter of credit to support a $400,000 reclamation bond required for the maintenance of the Rock School Lease.

         In order to complete the transaction, NSI and NSHI had to provide bonds or other financial security covering various federal permits, totaling approximately $960,000, including the prior bond for the Rock School lease which was reduced to $35,000, as follows:

         BLM Mineral Lease Bonds - WRNM leases                                  $542,000
                                   Rock School Lease                            $ 35,000
         Letter of credit re EPA underground injection control permit           $231,730
         Letter of credit re DMG mining permit -                                $150,750

         Neither AmerAlia nor NSHI had the financial capability to satisfy the bonding requirements imposed by the government agencies. The Mars Trust, through its banking contacts, agreed to provide bonding support for NSHI and NSI under a "Support Agreement" completed December 18, 2002 subject to their agreement to:

         o reimburse the Mars Trust for its expenses in obtaining these bonds (which totaled approximately $24,000);

         o pay the Mars Trust a fee of $75,000 per year to maintain the bonds in place;

         o remove the Mars Trust from liability for the bonds within two years; and

         o pledge a $750,000 NSHI Series A Debenture to the Mars Trust to collateralize any indemnification obligation that might arise under the bonds. This is still an outstanding obligation that requires the completion of the anticipated "financial closing" of the long-term funding described under "Anticipated Long-Term Financing" at Item 1(a) "Business Development".

         As AmerAlia could not find any other financial support for the bonds, the AmerAlia board of directors and the Sentient entities determined that the terms of the Mars Trust's support agreement were reasonable, and the Mars Trust supplied the support necessary to obtain the bonds required to complete the asset transaction.

         Continuing Guarantee of Bank of America Indebtedness. The Mars Trust arranged a loan for AmerAlia from the Bank of America in 1999. The loan has been renewed on a year-to-year basis and most recently became due on March 31, 2003. Over time, the amount of the loan has increased to more than $9.9 million. Substantially all the loan proceeds were used for obligations to U.S. Filter under the May 1999 Design/Build Agreement, for other activities in connection with the development of the Rock School Lease, and for other AmerAlia working capital expenses. This loan has now been extended to December 31, 2005 through the support of the Mars Trust.

         AmerAlia does not have, and does not expect to have the funds necessary to repay the Bank of America in the near future. Consequently, the Mars Trust must provide support for interest payments, repay the Bank, assume the loan itself, allow the loan to go into default, or continue its guarantee. The Mars Trust has orally agreed to continue its guarantee provided:

         o AmerAlia pledge Series C Debentures to the Mars Trust in the current amount of the loan (approximately $9.9 million);

         o To the extent that interest accrues on the Series C Debentures, it will first pay interest due to the Bank of America, and all of the remaining interest (estimated to be 10% per annum) will accrue to the Mars Trust as a fee for the continuing guarantee;

         o To the extent that any principal is paid on the Series C Debentures, it will be used to pay the principal amount of the loan to the Bank of America;

         o AmerAlia must pay: (i) at least 20% of the interest due to the Bank of America during calendar year 2003 in cash (an obligation of approximately $100,000); (ii) at least 35% of the interest due to the Bank of America during calendar year 2004; (iii) at least 50% of the interest due to the Bank of America during calendar year 2005; and (iv) 100% of the interest due to the Bank of America thereafter;

         o If AmerAlia is unable to pay interest owed to the Bank of America the Trust is obligated to pay up to 80% during calendar year 2003, up to 65% in calendar year 2004 and up to 50% in calendar year 2005. Thereafter, the Trust will have no obligation to pay interest, although it will still be a guarantor of this obligation.

         These agreements with the Mars Trust have not yet been finalized.

         Repayment of NSHI Indebtedness to the Jacqueline Badger Mars Trust. In May 2002, the Mars Trust loaned NSHI $250,000 pursuant to two promissory notes bearing interest at 8% per annum. NSHI used a substantial portion of these funds to pay expenses in connection with negotiating the asset transaction with WRNM and the financing transaction with Sentient. In addition, NSHI paid a portion of the proceeds to AmerAlia (which owns 100% of NSHI common stock) which AmerAlia used to pay some of its obligations. The Mars Trust also made various short term loans at 8% interest to NSHI to enable AmerAlia to meet its interest obligations to the Bank of America. As discussed in the Form 8-K dated February 20, 2003 NSHI and AmerAlia had agreed to repay the Mars Trust the loans and interest in an amount approximately $614,650 from the funds available at the financial closing to retire these obligations to the Mars Trust. The total advances including interest as at June 30, 2003 were $717,708. The Company is reviewing how it can meet this obligation to the Mars Trust but no agreement has been finalized.

         Release of Security Interests. To collateralize its obligations under its guarantee to the Bank of America, the $250,000 advanced in May 2002 and the subsequent loans, the Mars Trust claimed a security interest in all of the assets of AmerAlia and NSHI. As a condition of the various transactions anticipated in the financial closing of the asset acquisition discussed in Item 1(a) "Business Development" the Mars Trust has agreed to release its claim to any security interest in the assets of AmerAlia, NSHI, and NSI. This agreement with the Mars Trust has not yet been finalized.

         Dividend Payments. There were no dividends paid on common or preferred stock of the Company.

         No Other Relationships. No nominee or director of AmerAlia is, or has been, a partner or executive officer of any investment banking firm that has performed services for AmerAlia during the last fiscal year or that AmerAlia proposes to have perform services during the current year.

(c)      LIST ALL PARENTS OF THE COMPANY

         Under Rule 405 of Regulation C, the term "parent" when used with respect to AmerAlia means an affiliate controlling AmerAlia directly or indirectly through one or more intermediaries. The only person who has the ability to control AmerAlia (other than its board of directors and shareholders generally) is the Jacqueline Badger Mars Trust through its ownership of 53% of our outstanding common stock.

(d)      TRANSACTIONS WITH PROMOTERS:  Not applicable.

ITEM 13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      EXHIBITS.

(1) The financial statements included as a part of this report are as described on page F-2.

(2)      No financial statement schedules are included in this report.

(3)      The exhibits required by Item 601 of Regulation S-B are as follows.

         None.

         Certain of the following exhibits are hereby incorporated by reference pursuant to Rule 12b-23 as promulgated under the Securities and Exchange Act of 1934, as amended, from the reports noted below: Exhibit Number Description

Exhibit
Number       Description
------       -----------
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

10.10 (f)    U.S. Government Sodium Lease

10.11 (g)    Design/Build Contract with U.S. Filter Corp.

10.12 (b)    Amended and Restated Guaranty Agreement with the Jacqueline Badger Mars Trust

10.13 (d)    Second Amended and Restated Guaranty Agreement with the Jacqueline Badger Mars Trust

10.14 (c)    AmerAlia, Inc. 2001 Directors' Incentive Plan

10.15 (c)    AmerAlia, Inc. 2001 Stock Option Plan

10.16 (h)    Third Amended and Restated Guaranty Agreement with the Jacqueline Badger Mars Trust

10.17 (i)    Fourth Amended and Restated Guaranty Agreement with the Jacqueline Badger Mars Trust

10.18 (i)    Guaranty Agreement - Messrs Woolard and O'Kieffe.

10.19 (j)    Asset Purchase Agreement between AmerAlia, Inc., Natural Soda, Inc., White River Nahcolite Minerals,
             LLC., and IMC Global, Inc. dated January 9, 2003.

10.19 (j)    Amendment dated February 10, 2003 to the Asset Purchase Agreement.

10.20 (j)    Closing Agreement dated February 20, 2003, between AmerAlia, Inc., Natural Soda Holdings, Inc.,
             Sentient Global Resources Fund I, LP and Sentient Global Resources Trust No. 1; Promissory note from
             Natural Soda Holdings, Inc. to Sentient Global Resource Fund I, LP and Sentient Global Resource Trust
             No. 1; and Pledge Agreement from Natural Soda Holdings, Inc. to Sentient Global Resources Fund I, LP
             and Sentient Global Resources Trust No. 1.

10.21 (k)    Extension Agreement dated March 24, 2003 between AmerAlia, Inc., Natural Soda Holdings, Inc.,
             Sentient Global Resource Fund I, LP and Sentient Global Resource Trust No. 1.

10.22 (l)    Second Extension Agreement dated April 22, 2003 between AmerAlia, Inc., Natural Soda Holdings, Inc.,
             Sentient Global Resource Fund I, LP and Sentient Global Resource Trust No. 1.

10.23 (m)    Third Extension Agreement dated May 31, 2003 between AmerAlia, Inc., Natural Soda Holdings, Inc.,
             Sentient Global Resource Fund I, LP and Sentient Global Resource Trust No. 1.

10.24 (n)    Fourth Extension Agreement dated June 30, 2003 between AmerAlia, Inc., Natural Soda Holdings, Inc.,
             Sentient Global Resource Fund I, LP and Sentient Global Resource Trust No. 1.

10.25 (o)    Fifth Extension Agreement dated July 31, 2003 between AmerAlia, Inc., Natural Soda Holdings, Inc.,
             Sentient Global Resource Fund I, LP and Sentient Global Resource Trust No. 1.

10.27 (p)    Sixth Extension Agreement dated August 31, 2003 between AmerAlia, Inc., Natural Soda Holdings, Inc.,
             Sentient Global Resource Fund I, LP and Sentient Global Resource Trust No. 1.

10.28 (q)    Seventh Extension Agreement dated September 30, 2003 between AmerAlia, Inc., Natural Soda Holdings,
             Inc., Sentient Global Resource Fund I, LP and Sentient Global Resource Trust No. 1.

10.29 (r)    Eighth Extension Agreement dated October 31, 2003 between AmerAlia, Inc., Natural Soda Holdings,
             Inc., Sentient Global Resource Fund I, LP and Sentient Global Resource Trust No. 1.

31.1         Certification of Chief Executive Officer pursuant to 15 U.S.C Section 10A, as adopted pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2         Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1         Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Subsidiaries of the Registrant: Natural Soda Holdings, Inc., a Colorado corporation and Natural Soda, Inc., a Colorado corporation.

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

(e) Incorporated by reference from AmerAlia's Form 10-K for its year ended June 30, 1993.

(f) Incorporated by reference from AmerAlia's Form 10-K for its year ended June 30, 1995.

(g) Incorporated by reference from AmerAlia's Form 10-K for its year ended June 30, 1999.

(h) Incorporated by reference from AmerAlia's Form 8-K reporting an event of December 17, 2001.

(i) Incorporated by reference from AmerAlia's Form 8-K reporting an event of March 29, 2002.

(j) Incorporated by reference from AmerAlia's Form 8-K reporting an event of February 20, 2003

(k) Incorporated by reference from AmerAlia's Form 8-K reporting an event of March 24, 2003.

(l) Incorporated by reference from AmerAlia's Form 8-K reporting an event of April 22, 2003

(m) Incorporated by reference from AmerAlia's Form 8-K reporting an event of May 31, 2003

(n) Incorporated by reference from AmerAlia's Form 8-K reporting an event of June 30, 2003

(o) Incorporated by reference from AmerAlia's Form 8-K reporting an event of July 31, 2003

(p) Incorporated by reference from AmerAlia's Form 8-K reporting an event of August 31, 2003

(q) Incorporated by reference from AmerAlia's Form 8-K reporting an event of September 30, 2003

(r) Incorporated by reference from AmerAlia's Form 8-K reporting an event of October 31, 2003


(b)      REPORTS ON FORM 8-K

         In July 2002, AmerAlia filed a current report on Form 8-K (under Item
5) reporting the results of the shareholders meeting held in June 2002 and the outcome of the Hudson litigation.

         In February, 2003 reporting the acquisition of the assets and liabilities of White River Nahcolite Minerals, LLC. from IMC Chemicals and IMC Global.

         In May and June, 2003 reporting historical and pro-forma financial information with respect to the WRNM acquisition.

         In March, April, May, June, July, August, September and October, 2003 reporting monthly extensions of the loan agreements used to finance the WRNM acquisition.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

         HJ & Associates, LLC, Certified Public Accountants, are the Company's independent auditors. For the fiscal years ended June 30, 2003 and 2002, HJ & Associates has billed the Company the following amounts for services provided.


                                           Year Ended June 30,
                                            2003         2002
                                         ----------   ----------
Audit fees including 10-QSB reviews      $   79,798   $   49,037
Tax                                      $    2,457   $    4,652
Other - consultation                     $   15,810   $       --

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 19, 2003

                                          AMERALIA, INC.



                                          By: /s/ Bill H. Gunn
                                             --------------------------
                                             Bill H. Gunn, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AmerAlia and in the capacities and on the dates indicated.

  /s/ Bill H. Gunn                               Principal Executive                      Date: 11/19/2003
-------------------                              Officer and Director
Bill H. Gunn


 /s/ Robert van Mourik                           Secretary, Treasurer                     Date: 11/19/2003
----------------------                           Principal Financial
Robert C. J. van Mourik                          and Accounting Officer,
                                                 and Director


 /s/ Robert A. Cameron                           Director                                 Date: 11/19/2003
------------------------
Robert A. Cameron


 /s/ Neil E. Summerson                           Director                                 Date: 11/19/2003
-----------------------
Neil E. Summerson


 /s/ Geoffrey C. Murphy                          Director                                 Date: 11/19/2003
-----------------------
Geoffrey C. Murphy


/s/ James V. Riley                               Director                                 Date: 11/19/2003
--------------------
James V. Riley

                         AMERALIA, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2003

                                    CONTENTS


Independent Auditors' Report................................................. 3

Consolidated Balance Sheet................................................... 4

Consolidated Statements of Operations........................................ 6

Consolidated Statements of Stockholders' Equity (Deficit).................... 7

Consolidated Statements of Cash Flows........................................ 8

Notes to the Consolidated Financial Statements.............................. 10

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders of
AmerAlia, Inc. and Subsidiaries
Rifle, Colorado

We have audited the accompanying consolidated balance sheet of AmerAlia, Inc. and Subsidiaries as of June 30, 2003, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmerAlia, Inc. and Subsidiaries as of June 30, 2003, and the consolidated results of their operations and their cash flows for the years ended June 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 20 to the consolidated financial statements, the Company has suffered losses from operations, has a stockholders deficit and negative working capital. Together these factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 20. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
November 14, 2003

                         AMERALIA, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                     ASSETS

                                                                June 30,
                                                                  2003
                                                              ------------
CURRENT ASSETS

  Cash                                                        $      2,963
  Restricted cash (Note 1)                                       1,503,074

  Accounts receivable, net (Note 1)                              1,750,543
  Inventories (Note 2)                                             555,283

  Prepaid expenses (Note 3)                                        673,311
                                                              ------------

   Total Current Assets                                          4,485,174
                                                              ------------

FIXED ASSETS

  Property plant and equipment, net (Notes 1 and 4)             10,961,139
  Cavities and well development, net (Note 4)                    2,232,406
  Mineral leases (Note 4)                                        4,167,471
                                                              ------------

    Total Fixed Assets                                          17,361,016
                                                              ------------

OTHER ASSETS

  Water rights (Note 8)                                          3,150,582
  Patents (Note 5)                                                  49,063
  Well and well development RSL (Note 6)                           595,001
  Machinery and engineering drawings (Note 7)                    7,500,000
  Deferred financing and acquisition costs (Note 1)              2,952,908
  Rock school lease and reserves (Note 6)                        3,300,000
  Deposits and bonds                                                93,942
                                                              ------------

    Total Other Assets                                          17,641,496
                                                              ------------

    TOTAL ASSETS                                              $ 39,487,686
                                                              ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AMERALIA, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                       June 30,
                                                                         2003
                                                                     ------------
CURRENT LIABILITIES

 Accounts payable                                                    $  3,388,849
 Royalties payable (Note 9)                                               646,246
 Accrued expenses (Note 10)                                               997,056
 Due to related parties (Note 11)                                       1,533,256
 Notes payable (Note 12)                                               26,114,000
 Capital leases payable (Note 13)                                          57,152
 Interest payable                                                         196,026
                                                                     ------------

    Total Current Liabilities                                          32,932,585
                                                                     ------------

LONG TERM LIABILITIES

  Notes payable (Note 12)                                              11,121,583
  Capital lease obligations (Note 13)                                     267,649
  Asset retirement obligations (Note 14)                                1,061,670
                                                                     ------------

    Total Long Term Liabilities                                        12,450,902
                                                                     ------------
    Total Liabilities                                                  45,383,487
                                                                     ------------

COMMITMENTS AND CONTINGENCIES (Note 17)                                        --

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, $0.05 par value; 1,000,000 authorized;
   82 issued and outstanding                                                    4
  Common stock, $0.01 par value; 100,000,000 shares
   authorized; 14,944,632 issued and outstanding                          149,446
  Additional paid-in capital                                           23,146,924
  Accumulated Deficit                                                 (29,192,175)
                                                                     ------------

     Total Stockholders' Equity (Deficit)                              (5,895,801)
                                                                     ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)            $ 39,487,686
                                                                     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AMERALIA, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                                             For the Years Ended June 30,
                                                            ------------------------------
                                                                2003              2002
                                                            ------------      ------------
REVENUES                                                    $  4,622,256      $         --
                                                            ------------      ------------

COST OF GOODS SOLD                                             5,042,134                --
                                                            ------------      ------------

GROSS PROFIT (DEFICIT)                                          (419,878)               --
                                                            ------------      ------------

EXPENSES

  Impairment expenses (Notes 6 and 7)                          4,063,506                --
  General and administrative                                   2,098,794         2,099,751
  Depreciation, amortization and accretion expense                22,855            13,660
  Contract termination costs                                   2,423,000                --
                                                            ------------      ------------

     Total Expenses                                            8,608,155         2,113,411
                                                            ------------      ------------

LOSS FROM OPERATIONS                                          (9,028,033)       (2,113,411)
                                                            ------------      ------------

OTHER INCOME (EXPENSE)

  Other income                                                        --             2,025
  Interest expense                                            (1,381,423)         (242,432)
  Other financing costs                                         (241,936)         (411,303)
  Interest income                                                  4,087               263
  Gain on settlement of debt                                       6,050                --
                                                            ------------      ------------


     Total Other Income (Expense)                             (1,613,222)         (651,447)
                                                            ------------      ------------

LOSS BEFORE INCOME TAX EXPENSE                               (10,641,255)       (2,764,858)

  Income tax expense                                                  --                --
                                                            ------------      ------------

NET LOSS                                                    $(10,641,255)     $ (2,764,858)
                                                            ============      ============

BASIC LOSS PER SHARE                                        $      (0.72)     $      (0.22)
                                                            ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING               $ 14,743,554      $ 12,819,479
                                                            ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AMERALIA, INC. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)


                                               Preferred Stock               Common Stock           Additional
                                           ------------------------   ---------------------------     Paid-In      Accumulated
                                             Shares       Amount         Shares         Amount        Capital        Deficit
                                           ---------   ------------   ------------   ------------   ------------   ------------
Balance, June 30,2001                             82   $          4     12,042,276   $    120,423   $ 19,424,422   $(15,786,062)

Shares issued for cash
   at $1.00 per share                             --             --         75,000            750         74,250             --

Offering costs                                    --             --             --             --         (3,750)            --
                                           ---------   ------------   ------------   ------------   ------------   ------------

Stock options granted                             --             --             --             --         31,675             --

Shares issued for conversion
   of guaranty fee payable at
   $1.00 per share                                --             --      1,780,000         17,800      1,762,200             --

Shares issued for loan
   guaranty fee payable
   At $1.00 per share                             --             --        425,940          4,259        421,681             --

Net loss for the year
   ended June 30, 2002                            --             --             --             --             --     (2,764,858)
                                           ---------   ------------   ------------   ------------   ------------   ------------

Balance, June 30, 2002                            82              4     14,323,216        143,232     21,710,478    (18,550,920)

Shares issued for conversion
   of guaranty fee payable at $1.00
   per share                                      --             --        551,416          5,514        545,902             --

Conversion of notes payable
   to equity at average price of $0.61
   per share                                      --             --         70,000            700         41,800             --

Contribution of capital
   (Note 12)                                      --             --             --             --        848,744             --

Net loss for the year ended
   June 30, 2003                                  --             --             --             --             --    (10,641,255)
                                           ---------   ------------   ------------   ------------   ------------   ------------

Balance, June 30,2003                             82   $          4     14,944,632   $    149,446   $ 23,146,924   $(29,192,175)
                                           =========   ============   ============   ============   ============   ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AMERALIA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                                 For the Years Ended June 30,
                                                                    2003              2002
                                                                ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                      $(10,641,255)     $ (2,764,858)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
     Stock options granted                                                --            31,675
     Impairment of assets                                          4,063,506                --
     Depreciation and amortization                                   619,229            13,660
     Write off of prepaid construction costs                       1,223,000                --
     Interest expense contributed to capital                         848,744                --
   Change in Operating Assets and Liabilities:
    (Increase) in restricted cash                                 (1,414,238)          (45,973)
    (Increase) decrease in accounts and interest receivable       (1,750,543)            3,879
    (Increase) in inventory                                         (555,283)               --
    Decrease in related party receivables                              8,333            46,387
    (Increase) in prepaid expenses                                  (373,651)          (50,993)
    (Increase) decrease in deposits and bonds                         88,324           (66,615)
    (Increase) in other assets                                    (2,351,110)          (82,397)
    Increase in accounts payable and
      royalties payable                                            2,539,817           695,903
    Increase in due to related parties                               707,737           387,571
    Increase in accrued expenses                                     603,191           365,176
    Increase in guaranty fees payable                                551,416           790,940
    Increase (decrease) in interest payable                          142,945           (20,089)
    Increase in asset retirement obligation                        1,061,670                --
                                                                ------------      ------------

          Net Cash Used in Operating Activities                   (4,628,168)         (695,734)
                                                                ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of water rights                                        (3,150,582)               --
  Purchase of patents                                                (50,000)               --
  Well and well development                                           (6,876)          (37,915)
  Machinery and engineering drawings                                (461,157)       (1,359,115)
  Cavities and well development                                   (2,700,000)               --
  Purchase of property and equipment                             (11,096,785)               --
  Mineral Leases                                                  (4,167,471)               --
                                                                ------------      ------------

          Net Cash Used in Investing Activities                 $(21,632,871)     $ (1,397,030)
                                                                ------------      ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AMERALIA, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)


                                                     For the Years Ended June 30,
                                                        2003              2002
                                                    ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from capital leases                      $    341,561      $         --
  Payments on capital leases                             (16,760)               --
  Cash received from issuance of stock, net                                 71,250
  Cash received on notes receivable (Related)                 --            15,000
  Cash received from notes payable                    25,927,500         1,725,000
  Cash received from notes payable (Related)                  --           250,000
  Payments on note payable                                    --          (100,000)
                                                    ------------      ------------

      Net Cash Provided by Financing Activities       26,252,301         1,961,250
                                                    ------------      ------------

NET DECREASE IN CASH                                      (8,738)         (131,514)

CASH AT BEGINNING OF YEAR                                 11,701           143,215
                                                    ------------      ------------

CASH AT END OF YEAR                                 $      2,963      $     11,701
                                                    ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION

  Income taxes                                      $         --      $         --
  Interest                                          $         --      $         --

NON-CASH FINANCING ACTIVITIES

  Common stock issued for financing costs           $    551,416      $  2,205,940
  Conversions of notes payable to equity            $     42,500      $         --
  Contribution of interest payable to capital       $    848,744      $         --


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2003 and 2002

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a. General Development of the Business

              AmerAlia, Inc. (AmerAlia) was originally incorporated as Computer Learning Software, Inc. under the laws of the State of Utah on June 7, 1983 and renamed AmerAlia, Inc. in January 1984. During November 2000, AmerAlia formed a wholly owned subsidiary Natural Soda, Inc. Natural Soda, Inc. was renamed Natural Soda Holdings, Inc. (NSHI). NSHI is the parent of Natural Soda, Inc. (NSI) which was formerly named Natural Soda AALA, Inc. AmerAlia through NSI purchased the assets of White River Natural Minerals, LLC (WRNM). The consolidated financial statements present the consolidated financial results of AmerAlia, NSHI and NSI. Collectively they are referred to herein as "the Company". All material intercompany accounts and transactions have been eliminated in the consolidation accounts.

              The Company, which had been a development stage company since July 1st, 1992, exited the development stage on June 30, 2003. With the purchase of the assets and related liabilities of WRNM on February 20, 2003, the Company began planned principal operations and exited the development stage (See Note 8 for a description of the purchase transaction).

              The Company's primary objective is to use solution mining to recover sodium bicarbonate for sale to the animal feed, industrial, pharmaceutical and food grade markets. The production of sodium bicarbonate also enables the production of soda ash, caustic soda and other sodium chemicals commonly used in the manufacture of glass, detergents and a variety of inorganic and organic chemicals. Sodium bicarbonate is also used as an agent for flue gas desulfurization, a market the Company expects to expand with the national clean air effort. The Company proposes to construct and operate a 150,000-ton per year design capacity facility in two or three phases in conjunction with or next to the NSI plant which is presently operating.

              b. Accounting Method

              The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company and its subsidiaries have elected a June 30, year-end.

              c. Cash and Restricted Cash

              The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

              The Company had $1,503,074 in restricted cash at June 30, 2003, which comprised $42,863 held in a certificate of deposit with a bank to cover costs associated with the water monitoring wells and the restoration of the Rock School Lease; $43,488 held on deposit with Bank of America, which has been set aside to pay monthly interest charges on the note payable to Bank of America, and $1,416,723 which is restricted for use only by NSI until after the financial closing. The majority of the NSI cash is being held in an attorneys' trust account in an FDIC insured bank. The balance exceeds FDIC insurance limits.

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2003 and 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              d. Fixed Assets

              Property, plant, and equipment are stated at cost. The costs of replacements or renewals, which improve or extend the life of existing property, are capitalized. Maintenance and repairs are expensed as incurred. Depreciation and amortization are provided on the straight-line method over the following estimated useful lives.

                  Buildings and improvements                       25 to 40 years
                  Machinery and equipment                          10 to 30 years
                  Well cavities                                           5 years
                  Well development                                        2 years
                  Furniture and fixtures                                 10 years

              e. Income Taxes

              Deferred Taxes are provided for on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

              Net deferred tax liabilities consist of the following components as of June 30, 2003 and 2002:

                                           2003              2002
                                       ------------      ------------
         Deferred tax assets:
           NOL Carryover               $  8,149,109      $  5,273,642
           Depreciation                          --                --


         Deferred tax liabilities:
           Accrued Compensation                  --          (475,559)
           Depreciation                    (445,400)           (1,080)

         Valuation allowance             (7,748,861)        (4,797,03)
         Net deferred tax asset        $         --      $         --
                                       ============      ============

              The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended June 30, 2003 and 2002 due to the following:

                                                           2003            2002
                                                       ------------    ------------
              Book Income                              $ (4,150,090)   $ (1,078,294)
              Meals & Entertainment                           4,565           5,060

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2003 and 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              e. Income Taxes (Continued)

                                                 2003        2002
                                             -----------  -----------
              Impairments                      1,236,248           --
              Accrued Salary                      85,065      102,037
              Depreciation                      (372,422)       1,440
              Options                                 --       12,350
              Other                              (31,245)
              Related Party                      276,020           --
              Valuation allowance              2,951,859      957,407
                                             -----------  -----------
                                             $        --  $        --
                                             ===========  ===========

              At June 30, 2003, the Company had net operating loss carry-forwards of approximately $22,000,000 that may be offset against future taxable income from the year 2003 through 2023. No tax benefit has been reported in the June 30, 2003 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

              Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

              f. Use of Estimates

              The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              g. Basic Net Loss Per Share

              The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

                                                For the Years Ended
                                                      June 30,
                                           ------------------------------
                                               2003              2002
                                           ------------      ------------
                  Loss (numerator)         $(10,641,255)     $ (2,764,858)
                  Shares (denominator)       14,743,544        12,819,479
                                           ------------      ------------

                  Per share amount         $      (0.72)     $      (0.22)
                                           ============      ============

              The Company's outstanding stock purchase warrants and options have been excluded from the basic net loss per share calculation as they are anti-dilative. The company has excluded 1,517,500 common stock equivalents as June 30, 2003.

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2003 and 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              h. Concentrations of Risk

              The Company sells its products in North America to manufacturers, distributors, and retailers. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of trade accounts receivable. Generally, the Company does not require security when trade credit is granted to customers. Credit losses are provided for in the Company's financial statements and consistently have been within management's expectations. The Company had sales amounting to approximately 67% of total sales from three customers for the year ended June 30, 2003. At June 30, 2003, approximately 66% of the Company's trade accounts receivable were from these customers.

              i. Accounts Receivable

              Accounts receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by reviewing and considering individual customer receivables, customer's financial condition, credit history, aging of accounts and current economic conditions. Accounts receivables are written off when deemed uncollectible. Recoveries of accounts receivables previously written off are recorded when received.

              An account receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 90 days. Accounts receivable at June 30, 2003 are net of an allowance for doubtful accounts of $18,185.

              j. Inventories

              Inventories consist of sodium bicarbonate which is stated at the lower of production costs or market. Production costs include all identifiable costs of the plant, including depreciation, royalties, and rental on the sodium leases. Inventories also include packaging materials which are stated at the lower of cost (first-in, first-out cost method) or market.

              k. Reclassification of Prior Year Balances

              The classification of certain balances within the financial statements for the year ended June 30, 2002 have been changed to be consistent with the classification of the financial statements for the year ended June 30, 2003.

              l. Environmental Costs

              Environmental costs are accrued at the time the exposure becomes known and costs can be reasonably estimated. NSI does not accrue liabilities for unasserted claims that are not probable of assertion, nor does it provide for environmental clean-up costs, if any, at the end of the useful lives of its facilities because, given the long lives of its mineral properties, it is not practical to estimate such costs.

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2003 and 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              m. Shipping and Handling Fees and Costs

              The Company records all shipping and handling costs in cost of sales.

              n. Mineral Properties and Patents

              Mineral properties include costs associated with the development of the mining and processing facility. Such items include the cost of leases, access road, and electric power lines. Costs involved in registering, developing, and defending patents related to the solution mining process are capitalized and amortized on a straight-line basis over the life of the patents.

              o. New Accounting Pronouncements

              In June 2002, the FASB issued SFAS no. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activates and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (Including Certain Costs Incurred in a Restricting." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS no. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a material effect on the Company's consolidated financial statements.

              In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. " FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of at guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN 45 in fiscal 2003 and there was no effect on its consolidated financial statements.

              In December 1992, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure - an Amendment of FASB Statement No. 123." This statement provides alternative methods of transition for voluntary changes to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements for stock-based employee compensation, regardless of which method of accounting is chosen. Under the new standard, companies must report certain types of information more prominently and in a more understandable format in the footnotes to the financial statements, and this information must be included in interim as well as annual financial statements. SFAS No. 148 was effective for the Company's June 30, 2003 fiscal year. The Company has applied the disclosure provisions of SFAS No. 148 in its consolidated financial statements and the accompanying notes.

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2003 and 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              o. New Accounting Pronouncements (Continued)

              In May 2003, the Financial Accounting standard Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SAS No. 150 and still existing at the beginning of the interim period of adoption. The Company does not expect that the adoption of SFAS 150 will have a material affect on the Company's consolidated financial statements.

              p. Stock Options

              The Company applies Accounting Principles Board ("APB") 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock option plans. Under APB 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

              FASB Statement 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), requires the Company to provide pro-forma information regarding net income (loss) and net income (loss) per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The company has applied the disclosure requirements of SFAS No. 148.

              q. Advertising

              The Company follows the policy of charging the costs of advertising to expense as incurred.

              r. Revenue Recognition

              The Company recognizes revenue from the Sodium Bicarbonate sales when persuasive evidence of a sale exists, the product has been delivered, collection is reasonably assumed and no further company obligation to perform exists.

              s. Deferred Financing Costs

              Deferred financing costs include the costs of sourcing long term debt financing for the WRNM Acquisition and its associated capital requirements. These costs include finders fees, legal fees and fees paid for due diligence costs.

              t. Impairment of Long-Lived Assets

              Management reviews the net carrying value of all property and equipment and other long-lived assets on a periodic basis. We estimate the net realizable value of each asset based

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2003 and 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              t. Impairment of Long-Lived Assets (Continued)

              on the estimated undiscounted future cash flows that will be generated from operations at each property. These estimates of undiscounted future cash flows are dependent upon the estimates of sodium bicarbonate to be recovered, future production cost estimates and future sodium bicarbonate price estimates over the estimated remaining life of the property. If undiscounted cash flows are less than the carrying value of a property, an impairment loss will be recognized based upon the estimated expected future cash flows from the property discounted at an interest rate commensurate with the risk involved.

              Management's estimates of sodium bicarbonate prices, and other factors are subject to risks and uncertainties of change affecting the recoverability of our investment in various projects. Although management believes it has made a reasonable estimate of these factors based on current conditions and information, it is reasonable possible that changes could occur in the near term which could adversely affect management's estimate of net cash flows expected to be generated and the need for asset impairment write-downs.

NOTE 2 - Inventories

              Inventories consisted of the following:

                                                                 June 30,
                                                                   2003
                                                               -----------
              Raw materials and supplies                       $   180,813
              Finished goods                                       374,470
                                                               -----------

                                                               $   555,283
                                                               ===========

NOTE 3 - Prepaid Expenses

              Prepaid expenses consisted of the following:

                                                                June 30,
                                                                   2003
                                                               -----------
              Prepaid insurance                                $   179,561
              Prepaid healthcare premiums                           13,691
              Prepaid trucking costs                               100,000
              Prepaid natural gas costs                            137,924
              Prepaid construction costs                           227,500
              Prepaid rent                                           5,635
              Prepaid directors fee's                                9,000
                                                               -----------

                                                               $   673,311
                                                               ===========

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2003 and 2002

NOTE 4 - Fixed Assets

              Fixed assets consist of the following amounts:

                                                                     June 30,
                                                                       2003
                                                                   ------------
              Property plant and equipment                         $ 11,083,050
              Cavities and well development                           2,700,000
              Furniture and fixtures                                     63,376
              Mineral leases                                          4,167,471
                                                                   ------------
                  Subtotal                                           18,013,897

              Less accumulated depreciation and amortization           (652,881)
                                                                   ------------

                  Total                                            $ 17,361,016
                                                                   ============

              Depreciation and amortization expense for the years ended June 30, 2003 and 2002 was $618,292 and $13,660 respectively.

NOTE 5 - Patents

              Patents consisted of the following:

                                                                    June 30,
                                                                      2003
                                                                   ----------
              Patents acquired from IMC at fair value              $   50,000
              Less accumulated amortization                              (937)
                                                                   ----------

                 Net Patents                                       $   49,063
                                                                   ==========

              The patents are being amortized on a straight line basis over a period of 20 years. Authorization expense for the year ended June 30, 2003 was $937.

NOTE 6 - ROCK SCHOOL LEASE AND WELL COSTS

              In December 1992, the Company acquired from an unrelated party ("Kinder"), BLM Sodium Lease C-0119985 known as the Rock School Lease, including 1,320 acres, in Rio Blanco County, Colorado, USA. The Company acquired the Rock School Lease for consideration comprising (i) a cash payment of $600,000; (ii) the issuance of 50,000 shares of common stock valued at $3.00 per share or $150,000; and (iii) commencing July 1, 1994, the reservation of a production royalty of $2 per ton which was amended January 1, 1996 to $1.50 per ton for all production, due and payable on the last day of the month following the month of production provided that a minimum annual royalty of $100,000 (which was changed to $75,000 on January 1, 1996) be paid monthly in arrears. A further condition of the lease acquisition agreement with Kinder is that all minimum royalty payments will be credited against any future liability which exceeds the minimum royalty. Kinder assigned all of its rights, title and interest in the federal lease to the Company. Kinder also agreed to provide all documentation, files, and record in its possession pertaining to the exploration of and development plans for the Rock School Lease; warranted that it had not assigned to any third party or dealt in any way with its interest in the Rock School Lease and granted the Company an option to acquire its royalty interests. The assignment of the interest in the

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2003 and 2002


              Rock School Lease from Kinder was approved by the BLM on January 1, 1996.

NOTE 6 - ROCK SCHOOL LEASE AND WELL COSTS (Continued)

              The Rock School Lease was renewed July 1, 2001 for a period of ten years and is renewable under the terms and conditions prescribed by the Secretary of the Interior. The lease is currently undeveloped.

              During the years ended June 30, 1993 through June 30, 2000, the Company capitalized lease acquisition, exploration and development costs of $3,022,127. During the years ended June 30, 2003 and 2002, the Company capitalized $6,875 and $37,915, respectively.

              The Company has capitalized costs associated with the acquisition of the lease site and certain other costs associated with the development of the resource. The Company has installed five water monitoring wells and has collected base line data required by the Division of Minerals and Geology. The last data was collected in February 2001, completing the regulatory requirements necessary to begin solution-mining activities.

              The Company has recorded the value of the Rock School Lease and Reserves at $3,300,000. The value of the monitoring wells is $595,001. The Company recorded an impairment loss of $516,917 after an appraisal because the acquisition of the additional WRNM leases reduced the relative value of the Rock School Lease to the Company.

NOTE 7 - MACHINERY AND ENGINEERING DRAWINGS

              The Company entered into a Design/Build agreement dated May 14, 1999 with a Delaware corporation doing business as U.S. Filter Corporation and HPD Products (US Filter) to design, manage and construct a sodium bicarbonate solution mining and production plant for an amount not to exceed $33,200,000. As of June 30, 2003 the Company had advanced a total of $7,296,639 to U.S. Filter for the construction of a production plant. The Company has also capitalized other costs related to the construction of a production plant totaling $5,363,934 as of June 30, 2003 bringing the total capitalized costs at June 30, 2003 to $12,660,573, which includes interest of $238,750 capitalized during the year ended June 30, 2003

              In addition, during the year ended June 30, 2000, the Company issued 433,333 shares of its outstanding common stock valued at $3.00 per share as prepaid construction costs related to the plant construction, for a total value of $1,300,000. These costs are reclassified as plant construction costs as the services are performed. During the year ended June 30, 2001, $77,000 of the costs were reclassified as plant construction costs for services performed on the development of the plant during the year. Since the prepaid amount was the result of a stock issuance, the amount was shown in the equity section of the accompanying balance sheet at June 30, 2002. The remaining balance of $1,223,000 was expensed during the year ended June 30, 2003, as a result of the termination of the US Filter Agreement.

              On February 21, 2003, the Company and US Filter entered into a settlement agreement terminating the Design/Build agreement. The agreement called for the company to pay US Filter $860,000 immediately upon execution of the agreement as well as execute a note payable for $1,200,000 (See Note 12). In exchange for the aforementioned consideration, US Filter would release the company from the Design/Build agreement and turn over the equipment, property, drawing and all else which had been completed under the Design/Build agreement as of February 21, 2003.

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2003 and 2002

NOTE 7 - MACHINERY AND ENGINEERING DRAWINGS

              The Company recorded contract termination costs of $2,423,000 for the year ended June 30, 2003.

              The Company had an appraisal completed on the plant construction in progress assets. The appraisal determined that the fair market value of the equipment and engineering drawings was $7,500,000. Accordingly, the Company recognized an impairment loss of $3,546,589. The impairment loss was due to the ability of the Company to achieve its business development objectives through the acquisition of the WRNM business rather than rely solely on developing the Rock School lease on its own. The remaining equipment and engineering drawings were determined to have continuing value to the NSI Plant and were not redundant.

NOTE 8 - PURCHASE TRANSACTION

              On February 20, 2003, AmerAlia, Inc., through its indirect, wholly-owned subsidiary, NSI, purchased the WRNM assets and certain related contracts held by IMC Chemicals Inc. (IMC Chemicals) with short-term financing provided by funds associated with The Sentient Group of Grand Cayman. NSI is owned by NSHI, although the Sentient entities (described below) hold all the outstanding NSI common capital as collateral for the repayment of the initial loan for $24,000,000. The primary reason for the acquisition was so that the company could acquire operating assets and begin generating cash flow.

              AmerAlia owns 100% of the outstanding stock of NSHI. WRNM was an indirect, wholly-owned subsidiary of IMC Global, Inc. ("IMC"). IMC Chemicals is a subsidiary of IMC.

              Description of the Transaction

              NSI acquired all of the assets, subject to all of the liabilities, of WRNM for a total purchase price of $20.6 million. (See "Description of the Assets," below.) At the closing of the transaction, WRNM and IMC assigned all of their interest in the assets (including property, plant, equipment, water rights, accounts receivables, and four federal sodium leases issued by the Bureau of Land Management). NSI assumed WRNM's accounts payable. All of the employees formerly working for WRNM (22 persons) accepted employment from NSI. None of the employees are members of a collective bargaining unit. The Company has accounted for the acquisition as a purchase under the provisions of SFAS No. 141. Accordingly, the Company has recorded the assets acquired and the liabilities assumed at their fair market values. The excess purchase price has been allocated to the assets purchased. No amount was allocated to goodwill.

              Description of the Assets

              The principal assets that NSI acquired from WRNM are four federal sodium leases (Federal Sodium Mineral Leases C-0118326, C-37474, C-0118327 and C-0119986) and the 26,500 square foot processing plant located on one of the leases. NSI also acquired federal rights of way, operating permits, water rights, ownership of an existing water reservoir, rights with respect to an additional potential reservoir site, approximately 3,900 tons of inventory, and receivables. In order to transfer the operations of the business at the closing, NSI and NSHI posted reclamation bonds and other financial security with federal and state agencies totaling about $924,500. NSI also assumed WRNM's accounts payables and other liabilities of approximately $2,243,662, as well as equipment and other leases necessary for the business operations.

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2003 and 2002

NOTE 8 - PURCHASE TRANSACTION (Continued)

              Description of the Assets (Continued)

              The leases and the plant are located about 54 miles north of Rifle, Colorado, and are accessible all year by paved road.

              The Sodium Leases. NSI acquired four sodium leases containing nahcolite, a naturally occurring mineral form of sodium bicarbonate, commonly called baking soda. They are located in the Piceance Creek Basin in northwest Colorado and have been combined into a single operational unit, the "Wolf Ridge Mining Unit", established by the Bureau of Land Management in 1993. The sodium leases cover an area of 8,223 acres or nearly 13 square miles. The Company believes the leases are the largest and best situated, sodium mineral lease holdings in the basin. When combined with the Rock School Lease which has been described in AmerAlia's previous reports, the total lease area will be 9,543 acres and will contain in excess of 5 billion tons of nahcolite, Unique to the WRNM leases is the Boies Bed, an approximately eighty feet thick bed of almost pure nahcolite located at an approximate depth of 1,900 feet.

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

              The Plant. The plant consists of a single building with boilers, centrifuge, and other equipment capable of producing various grades of sodium bicarbonate at greater than 100,000 tons per year. There are also several other buildings associated with the plant which are used for bulk storage (one building of approximately 50 feet in diameter with a storage capacity of 3,000 tons) and three sheds (lube storage shed, fire pump house shed, and hazardous materials shed all of which are very small). The plant, the bulk storage facility, and one of the sheds are of metal construction, and the other two sheds are of wood construction, each on concrete pads.

              Underground cavities constitute a material part of the plant and its operations. Solution mining requires pumping hot water into the nahcolite-bearing rock zone at a depth of approximately 1,900 feet. The nahcolite dissolves and is pumped to the surface in solution and brought into the plant. The equipment in the plant recrystallizes and then dries the sodium bicarbonate. The dried sodium bicarbonate is then stored for bulk sales or is bagged at the plant in 50 pound or 2,000 pound bags. The plant is capable of producing all commercial grades of sodium bicarbonate, from animal feed grade to USP-5, the highest commercial grade.

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2003 and 2002

NOTE 8 - PURCHASE TRANSACTION (Continued)

              Description of the Assets (Continued)

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

              Water Rights. WRNM also transferred all of its water rights to NSI, including the production well used to obtain water for solution mining operations, well water rights (mostly conditional) associated with 13 wells located on the land covered by the federal sodium leases, absolute surface water rights from the White River drainage, a water storage reservoir and rights relating to future expansion of the reservoir, and rights associated with an augmentation plan governing substitution and exchange of water withdrawn from wells located on the sodium leases. The Company believes that these water rights will provide sufficient water capacity to the plant and its operations for the indefinite future.

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

              Marketing: IMC Chemicals, on behalf of WRNM, had entered into a number of marketing contracts with various distributors and users of the sodium bicarbonate products that the plant produces. Of these, the most significant (in tonnage as well as revenue) is an agreement with Bioproducts Incorporated of Fairlawn, Ohio. The term of the contract with Bioproducts ends December 31, 2004. Bioproducts is a subsidiary of Mitsui Corporation of Japan and has distributed sodium bicarbonate to the animal feed market for WRNM for several years. The Bioproducts contract accounts for approximately 46,000 tons of product per year (about one-half of the historical tonnage) and about 40% of WRNM's revenues. Bioproducts had an exclusive arrangement with IMC Chemicals, and NSI was obligated to assume that exclusive arrangement.

              While Bioproducts distributes animal feed grade products for NSI, the majority of industrial

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2003 and 2002

NOTE 8 - PURCHASE TRANSACTION (Continued)

              Description of the Assets (Continued)

              and USP grade products is distributed by an agent, Vitusa Products, Inc. of Berkeley Heights, New Jersey. Together, Bioproducts and Vitusa account for about 75% of production. There is no distribution contract with Vitusa. There are no other significant marketing relationships.

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

              In addition, NSI has the right to operate temporarily under certain WRNM and IMC Chemicals contracts that have not yet been assigned to NSI, pending completion of consents and other arrangements to obtain consent to assignment of such contracts. These contracts include:

              - Contracts for the supply and delivery of natural gas to the plant from an unaffiliated third party (since terminated and replaced with an agreement with an alternative supplier);

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

              Description of the Short-Term and Anticipated Long-Term Financing

              Short-Term Financing. At the time the asset purchase agreement with IMC Global was due for completion, AmerAlia and Sentient Global Resource Fund I, LP and Sentient Global Resource Trust No. 1 of George Town, Grand Cayman, Cayman Islands (the "Sentient entities") had not yet finalized their own agreements with respect to the final structure and commercial arrangements between them in funding and competing this acquisition. Therefore, as an interim measure AmerAlia and the Sentient funds entered into a "Closing Agreement" which provided for temporary short-term funding to be replaced by the

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2003 and 2002

NOTE 8 - PURCHASE TRANSACTION (Continued)

              Description of the Short-Term and Anticipated Long-Term Financing (Continued)

              permanent funding structure when the final structure and commercial arrangements were resolved.

              Consequently, the Sentient entities loaned $24,000,000 to NSHI. NSHI used these funds to pay the purchase price to WRNM (approximately $20.6 million) and for other working capital purposes, payment of deposits to certain vendors to the WRNM business that NSI acquired, a portion of the fee to U.S. Filter for termination of the May 1999 Design/Build Contract, transaction costs, and working capital.

              The two Sentient entities loaned the funds to NSHI on a short-term basis. In addition, the Sentient entities took a security interest in 100% of the outstanding shares of NSI capital stock. As a result, NSHI was obliged to repay the entire amount of the loan on or before March 24, 2003. This due date has been periodically extended and is now due November 30, 2003 unless the parties agree to a further extension.

              Neither the Sentient entities nor NSHI expect NSHI to repay the promissory note in cash. The Sentient entities and AmerAlia (through NSHI) are completing the negotiations for the long-term financing for the acquisition as set forth below.

              Anticipated Long-Term Financing

              These negotiations which are substantially complete, will require the Sentient entities and AmerAlia (through NSHI) conclude a "financial closing" of the long-term financing for the acquisition by raising additional debt of $5.5 million and repaying the short-term Sentient debt through the issue of new debentures, as follows:

                   o AmerAlia will receive $3,500,000 in NSHI Series A Secured 10% Debentures utilizing funds it is to raise from accredited investors;

                   o The Sentient entities to invest an additional $2,000,000 in NSHI Series A Secured 10% Debentures;

                   o AmerAlia reaching agreement with certain other creditors for delayed repayment terms on certain AmerAlia indebtedness; and

                   o AmerAlia reaching certain agreements with principal shareholders of AmerAlia.

              Consequently, at the financial closing, NSHI is expected to issue to the Sentient entities in exchange for its $24 million short term loan:

                   o  $3,000,000 in Secured Series A 10% Debentures;

                   o  $11,300,000 in Secured Subordinated Series B1 Debentures;

                   o $9,700,000 in Secured Subordinated Series B2 Convertible Debentures;

              NSHI will also issue to AmerAlia in cancellation of its loan to NSHI of approximately $17,000,000:

                   o  $12,000,000 of Unsecured Subordinated Series C Debentures;

                   o 4,949 shares of Series A Preferred Stock having a liquidation value of $4,949,000, and

                   o an additional issue of common stock bringing the total common stock held by AmerAlia to 51,000 shares, being all the common stock issued.

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2003 and 2002

NOTE 8 - PURCHASE TRANSACTION (Continued)

              Anticipated Long-Term Financing (Continued)

              NSHI will also issue $750,000 of Secured Series A 10% Debentures to NSI in exchange for an obligation by NSI to pay $750,000 to NSHI. The purpose of the issue of the $750,000 Series A Debenture to NSI is to enable NSI to provide the debenture as collateral to the Mars Trust for its bonding support as discussed below.

              The terms of these debentures and the terms of the others agreement between AmerAlia, the investors and the Sentient entities have not yet been finalised and, until final agreement is reached, AmerAlia and NSHI remain bound by the terms of the agreements governing the short-term financing as discussed in AmerAlia's filing on Form 8-K dated February 20, 2003.

              Related Party Transactions

              Satisfaction of Bonding Requirements: AmerAlia was not able to complete the asset acquisition and will not be able to complete the financial closing without the assistance of its principal shareholder, the Mars Trust. As reported in other filings made by AmerAlia, the Mars Trust has provided support for AmerAlia in the past, including providing a letter of credit to support a $400,000 reclamation bond required for the maintenance of the Rock School Lease. In order to complete the transaction, NSI and NSHI had to provide bonds or other financial security covering various federal permits, totaling approximately $960,000, including the prior bond for the Rock School lease which was reduced to $35,000, as follows:

                  BLM Mineral Lease Bonds - WRNM leases                               $  542,000
                  Rock School Lease                                                   $   35,000
                  Letter of credit re: EPA underground injection control permit       $  231,730
                  Letter of credit re: DMG mining permit                              $  150,750

              Neither AmerAlia nor NSHI had the financial capability to satisfy the bonding requirements imposed by the government agencies. The Mars Trust, through its banking contacts, agreed to provide bonding support for NSHI and NSI subject to their agreement to:

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

              Inasmuch as AmerAlia could not find any other financial support for the bonds, the AmerAlia board of directors and the Sentient entities determined that the terms of the Mars Trust's support agreement were reasonable, and the Mars Trust did supply the support necessary to obtain the bonds required to complete the asset transaction.

              Continuing Guarantee of Bank of America Indebtedness: The Mars Trust arranged a loan for AmerAlia from the Bank of America in 1999. The loan has been renewed on a year-to-year basis and is now due December 31, 2005. Over time, the amount of the loan has increased to more than $9.9 million. Substantially all the loan proceeds were used for obligations to U.S. Filter under the May 1999 Design/Build Agreement, for other activities in connection with the development of the Rock School Lease, and for other AmerAlia working capital expenses (including the expenses of negotiating for the acquisition of the WRNM assets).

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2003 and 2002

NOTE 8 - PURCHASE TRANSACTION (Continued)

              Related Party Transactions (Continued)

              The Mars Trust has also advanced funds to Natural Soda to enable AmerAlia to pay the interest on this loan since October 2002. AmerAlia does not have, and does not expect to have the funds necessary to repay the Bank of America in the near future. Consequently, the Mars Trust must repay the Bank, assume the loan itself, allow the loan to go into default, or continue its guarantee. The Mars Trust has orally agreed to continue its guarantee provided:

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

              Repayment of NSHI Indebtedness to the Jacqueline Badger Mars Trust. In May 2002, the Mars Trust loaned NSHI $250,000 pursuant to two promissory notes bearing interest at 8% per annum. NSHI used a substantial portion of these funds to pay expenses in connection with negotiating the asset transaction with WRNM and the financing transaction with Sentient. In addition, NSHI paid a portion of the proceeds to AmerAlia (which owns 100% of NSHI common stock) which AmerAlia used to pay some of its obligations. The Mars Trust also made various short term loans at 8% interest to NSHI to enable AmerAlia to meet its interest obligations to the Bank of America. As discussed in the Form 8-K dated February 20, 2003 NSHI and AmerAlia had agreed to repay the Mars Trust the loans and interest in an amount approximately $614,650 from the funds available at the financial closing to retire these obligations to the Mars Trust. The total advances including interest as at June 30, 2003 were $717,708.

              Release of Security Interests: To collateralize its obligations under its guarantee to the Bank of America, the $250,000 advanced in May 2002 and the subsequent loans, the Mars Trust claimed a security interest in all of the assets of AmerAlia and NSHI. As a condition of the various transactions which led to the completion of the asset transaction on February 20, 2003, and to the financial closing which was expected to occur before May 31, 2003, the Mars Trust has agreed to release its claim to any security interest in the assets of AmerAlia, NSHI and NSI.

              These agreements with the Mars Trust have not yet been finalized.

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2003 and 2002

NOTE 8 - PURCHASE TRANSACTION (Continued)

              The following is a condensed balance sheet showing the fair values of the assets and liabilities at the date of acquisition:

                                                      Assets

                   Accounts receivable                                        $  1,610,523
                   Inventory                                                       517,160
                   Prepayments and deposits                                         50,675
                   Buildings, machinery and equipment                           11,096,785
                   Cavities and well development                                 2,700,000
                   Water rights                                                  3,150,852
                   Mineral leases                                                4,167,471
                   Patents                                                          50,000
                                                                              ------------

                   Total assets acquired                                      $ 23,343,466
                                                                              ============


                                                    Liabilities

                   Accounts payable                                           $     68,252
                   Capital leases                                                  324,801
                   Accrued liabilities                                           1,296,413
                   Asset retirement obligation                                   1,050,000
                                                                              ------------

                   Total liabilities acquired                                 $  2,739,466
                                                                              ============

                   Net assets acquired                                        $ 20,604,000
                                                                              ============

              The Company has determined that the water rights are a tangible asset not subject to amortization.

              The following unaudited proforma information is presented to give effect to the purchase as having occurred at the beginning of the fiscal years ended June 30, 2003 and 2002.

                                                     For the years ended
                                                           June 30,
                                               ------------------------------
                                                   2003              2002
                                               -------------     ------------
                   Sales                       $  13,059,078     $ 14,797,634
                   Cost of sales                  15,041,930       14,906,225
                   Loss from operations          (12,387,425)      (2,972,628)
                   Net loss                      (14,534,053)      (3,630,881)
                   Loss per share              $       (0.99)    $      (0.28)

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2003 and 2002

NOTE 9 - ROYALTIES PAYABLE

             Royalties payable consist of amounts owed to E.E. Kinder and the Bureau of Land Management of June 30, 2003. They represent the annual of minimum guaranteed royalties payable (Note 6). The balance due at June 30, 2003 was $646,246. Royalties expense for the years ended June 30, 2003 and 2002 was $142,079 and $75,000, respectively.

NOTE 10 -      ACCRUED EXPENSES

               Accrued expenses consist of the following:

                                                              June 30,
                                                                2003
                                                             ----------
               Salaries and wages                            $  218,110
               Accrued dividends                                102,551
               Judgment payable (Keiley)                         51,700
               Payroll taxes                                     19,973
               Judgment payable (Hudson)                        402,505
               Other                                             52,638
               Due to former officer                            149,579
                                                             ----------

                   Total                                     $  997,056
                                                             ==========

               On August 16, 2002, the Colorado District Court for Arapahoe County, Colorado (Civil Action No. 99-CV-2207) entered judgment for Marvin Hudson, a former officer and employee of the Company in the amount of $374,100 with 8% interest. The judgment payable of $402,505 is included in accrued expenses as of June 30, 2003.

               In August 2003, the Fauquier County Circuit Court entered judgment against AmerAlia in Stephen Keiley v. AmerAlia, Inc. (case no. CL03-172) in the amount of $47,600 plus court and attorney's costs of $4,100. The case developed over a dispute over an office lease.

NOTE 11 - DUE TO RELATED PARTIES

               Due to the related parties consist of the following amounts:

                                                                                       June 30,
                                                                                        2003
                                                                                     -----------
               Accrued directors fees                                                $   247,690

               Officer and director compensation                                         561,031

               Note and interest payable to Jacqueline Badger Mars Trust;
                 principal and interest due at closing of long-term financing or on demand; interest at 8%; secured
                 by interest in all real and personal property                           717,708

               Unsecured advance repayable to Jacqueline Badger Mars                       6,827
                                                                                     -----------

                                                                                     $ 1,533,256
                                                                                     ===========

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2003 and 2002

NOTE 12 - NOTES PAYABLE

               Notes payable consist of the following amounts:

                                                            June 30,
                                                              2003
                                                          ------------
Note payable to investor; unsecured, due
  on demand; at 10% interest                              $      4,000

Note payable to an individual; unsecured,
  due on one month's call; interest at
  prime rate                                                   300,000

Note payable to two individuals, principal
  and interest due on demand, interest
  at prime plus 2% (floating), unsecured                     1,600,000

Note payable to financial institution; principal
  and interest due December 31, 2005;
  interest at 3.75% at June 30, 2003;
  secured by a related party guaranty
  agreement                                                  9,921,583

Note payable to an individual, unsecured,
  due July 1, 2003, at 15% interest                            200,000

Note payable to a financial institution
  unsecured due on demand; at 10%
  interest                                                      10,000

Note payable to Sentient, imputed interest at 8%
 (contributed to capital) secured by ownership of NSI       24,000,000

Note payable to equipment manufacturer,
  unsecured, interest only payable on
  March 31, of each year, entire
  principal due December 31, 2005                            1,200,000
                                                          ------------

    Total Notes payable                                     37,235,583

    Less current portion of long-term debt                 (26,114,000)
                                                          ------------

  Total long-term debt                                    $ 11,121,583
                                                          ============

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2003 and 2002

NOTE 12 - NOTES PAYABLE (Continued)

              The aggregate principal maturities of notes payable are as follows:

               Year                                        Amount
               ----                                     ------------
               2004                                     $ 26,114,000
               2005                                        9,921,583
               2006                                        1,200,000
               2007                                               --
               2008                                               --
                                                        ------------

               Total                                    $ 37,235,583
                                                        ============


NOTE 13 - CAPITAL LEASE OBLIGATIONS

                                                                             Year Ended
                                                                               June 30
                                                                                2003
                                                                             ----------
               Total minimum lease payments                                  $  400,207

               Less interest and taxes                                          (75,406)

               Present value of net minimum lease payments                      324,801

               Less current portion                                             (57,152)
                                                                             ----------

               Long-term portion of capital lease obligations                $  267,649
                                                                             ==========

              The aggregate principal maturities of capital lease are as follows:

               Year-ended
                June 30,                                 Amount
               ----------                              ---------
                  2004                                 $  57,152
                  2005                                    57,343
                  2006                                    68,905
                  2007                                    43,429
                  2008                                    47,034
               Thereafter                                 50,938
                                                       ---------

               Total                                   $ 324,801
                                                       =========

              Depreciation expense on capital lease equipment was $13,159 and -0- for the years ended June 30, 2003 and 2002 respectively.

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2003 and 2002

NOTE 14 - ASSET RETIREMENT OBLIGATION

              The asset retirement obligation (ARO) represents the estimated fair value of the costs to plug the wells. The Company recorded the fair value of the ARO at the date of the purchase of the assets and liabilities of White River and is accreting the balance at the current inflation rate of 3%. The Company recorded an accretion expense of $10,500 which is recorded in the general and administrative costs for the year ended June 30, 2003. The ARO value at June 30, 2003 is $1,061,670.

NOTE 15 - OPERATING LEASES

              The Company has signed three different leases for a total of six railway hopper cars. The three leases terminate in June 2005. Payments range from $425 to $475 per car, per month.

              The Company has signed a lease for 55 railway hopper cars. This lease terminates in February 2005 and requires a monthly payment of $444 per car.

              The Company has signed a lease for a 2003 pick-up truck. The lease terminates in March 2005 and requires monthly payments of $738.

              The following is a schedule of future minimum lease payments required by the non-cancelable operating lease agreements:

                Year-ended
                 June 30,                             Amount
                ----------                          ----------
                   2004                             $  333,999
                   2005                                234,105
                   2006                                     --
                   2007                                     --
                   2008                                     --
                                                    ----------

                   Total                            $  568,104
                                                    ==========

NOTE 16 -     OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS

              As a result of applying SFAS No. 123 to stock options granted as an inducement to become a new board member, the Company recorded an expense of $31,675 for the year ended June 30, 2002. The expense is included in the selling, general and administrative amount in the statement of operations.

              Under FASB Statement 123, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 156.55% and 109.388%; risk-free interest rates of 1.13, and 2.77 percent and expected lives of 3.0 and 3.0, for the years ended June 30, 2003 and 2002, respectively.

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2003 and 2002

NOTE 16 - OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS (Continued)

              Had compensation cost for the Company's stock options granted to directors and employees been based on the fair value as determined by the Black-Scholes option pricing model at the grant date under the accounting provisions of SFAS No. 123, the Company would have recorded an additional expense of $69,663 and $140,107 for the years ended June 30, 2003 and 2002, respectively. Also under these same provisions, the Company's net loss would have been changed by the pro forma amounts indicated below:

                                                           June 30,
                                                ----------------------------
                                                    2003            2002
                                                -------------   ------------
              Net loss:
                As reported                     $ (10,641,255)  $ (2,764,858)
                Pro forma                       $ (10,710,918)  $ (2,904,965)

                                                          June 30,
                                                -----------------------------
                                                    2003            2002
                                                -------------   --------------
              Basic loss per share:
                As reported                     $       (0.72)  $        (0.22)
                Pro forma                       $       (0.73)  $        (0.23)


              A summary of the status of the Company's stock options and warrants as of June 30, 2002 and changes during the year ended June 30, 2003 is presented below:

                                                             Weighted    Weighted
                                               Options,       Average    Average
                                               Warrants      Exercise   Grant Date
                                               and SAR's       Price    Fair Value
                                             -------------   --------   ----------
              Outstanding, June 30, 2002         1,617,800   $   1.30   $     1.25
                  Granted                          150,000        .55         1.98
                  Expired/Canceled                (250,000)      1.34          .46
                  Exercised                             --         --           --
                                             -------------   --------   ----------

              Outstanding, June 30, 2003         1,517,500   $   1.22   $     1.25
                                             =============   ========   ==========

              Exercisable, June 30, 2003         1,517,500   $   1.22   $     1.25
                                             =============   ========   ==========

              The following summarizes the exercise price per share and expiration date of the Company's outstanding options and warrants to purchase common stock at June 30, 2003:

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2003 and 2002

NOTE 16 - OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS (Continued)

                              Expiration Date            Price       Number
                            -----------------------     -------    ----------
                            December 31, 2003           $1.50          80,000
                            June 30, 2004               $1.45         112,500
                            October 24, 2004            $0.74          75,000
                            April 30, 2005              $1.09         475,000
                            June 30, 2005               $0.55         150,000
                            April 30, 2006              $1.09          12,500
                            April 30, 2007              $1.09          12,500
                            April 30, 2008              $1.09          25,000
                            June 28, 2006               $1.50         505,000

                            June 28, 2006 (SAR's)       $1.50          70,000
                                                                   ----------

                                                                    1,517,500
                                                                   ==========

              During the year ended June 30, 2003, 150,000 options were granted, no options or warrants were exercised and 250,000 expired.

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

NOTE 17 - COMMITMENTS AND CONTINGENT LIABILITIES

              The Company is a party to certain claims and lawsuits arising from its business activities.

              On December 10, 1992, the Company acquired the Rock School Lease from E.E. Kinder Company (Kinder)(See Note 6); the acquisition terms were amended by Kinder and the Company on January 1, 1996. As amended, the acquisition agreement provides for the following consideration:

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

                   Minimum amounts due are as follows:

                        2003                     $ 100,000
                                                 ---------

                        Total                    $ 100,000
                                                 =========

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2003 and 2002

NOTE 17 - COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

              In April 1999 (effective November 1998), the Company entered into an employment contract with its Vice-President of Operations for a period of five years. Pursuant to the employment agreement, the officer received a salary of $100,000 per annum, plus bonuses and salary increases. The Company also granted the officer options to acquire 100,000 shares of common stock at an exercise price of $1.50 per share, through December 31, 2003. 20,000 of those options vested upon signing the agreement and the remaining options vest annually through November 2002. At the request of the officer, this employment agreement was renegotiated in April 2002 to an "at will" agreement and the balance of the note receivable and accrued interest forgiven. The officer resigned from the Company in February 2003

NOTE 18 - PREFERRED STOCK

              There are 82 shares of Series E preferred stock outstanding at June 30, 2003 and 2002 which carry a 10% dividend payable quarterly when declared by the directors of the Company. Each share of the preferred stock was convertible into 1,000 shares of common stock until October 31, 2000. After October 31, 2000, the 82 shares were no longer convertible into common stock and have no voting rights.

NOTE 19 - OFFICER COMPENSATION

              During the year ended June 30, 2003, Mr. Gunn's salary was $200,000, of which, $41,982 was paid and $158,018 was accrued. Mr. van Mourik's salary was $150,000 of which $16,604 was paid and $133,396 was accrued.

              During the year ended June 30, 2002, Mr. Gunn's salary was $200,000, of which $117,620 was paid and $82,380 was accrued. Mr. van Mourik's salary was $133,000 of which $56,143 was paid and $76,857 was accrued. Mr. John Woolard's salary was $150,000 of which $47,603 was paid and $102,397 was accrued.

              Each of the above individuals also receives $14,000 per year for directors' fees in the years ended June 30, 2003 and 2002 respectively. All other amounts have been accrued.

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

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                             June 30, 2003 and 2002

NOTE 20 - GOING CONCERN

              As discussed in Note 8 - "Purchase Transaction", the Company has funded the WRNM acquisition using short-term funding provided by the Sentient entities. The Company is currently engaged in securing additional funding and renegotiating agreements with its principal shareholders and debt providers to enable the Company to complete the financial closing generally as described in Note 8. The Company is focused on the conduct of its acquired operations and implementing revised business practices with the objective of restoring profitability to budgeted levels, thereby enabling it to meet its obligations on its borrowings. The terms of the long-term debentures are being finalised in an effort to match anticipated cash flow from operations with interest obligations on the debentures over the term of the debentures. In conjunction with the finalization of the other financial closing agreements, there will be provision for NSHI to remit to AmerAlia a management fee to assist in meeting its operating costs. In addition, NSHI will provide a loan to assist AmerAlia meet some of its creditor obligations. Ultimately, the Company's ability to continue as a going concern will depend on the acquired operations generating Earnings Before Interest, Taxation and Depreciation at least as high as has been accomplished by the previous owners in the past and then building on that level of performance to obtain highly profitable additional sales because this is a high fixed cost business with very low marginal costs for increased levels of sales within the current capacity of the plant. Higher levels of profitability will then enable lower cost refinancing of the Sentient entities debt with either new senior debt and or equity, or encourage the Sentient entities to exercise their rights to convert their securities into equity of NSI or AmerAlia on terms still to be confirmed.

NOTE 21 - SUBSEQUENT EVENT

              In September, 2003 the Company accepted a subscription application from a note-holder for 20,000 shares of restricted common stock in satisfaction of its $10,000 loan. No underwriters were involved in the transaction. The issuance of the shares was accomplished pursuant to the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act of 1933. The note-holder is an accredited investor. The Company did not engage in any public advertising or general solicitation in connection with the transaction. The Company provided the accredited investor with disclosure of all aspects of its business, including providing the accredited investor with reports filed with the Securities and Exchange Commission, access to auditors, and other financial, business, and corporate information.

                               INDEX TO EXHIBITS

Exhibit
Number       Description
-------      -----------
3.1 (b)      Restated Articles of Incorporation
3.2 (a)      Bylaws of AmerAlia, Inc.
10.6 (e)     Form of Distributor agreements for marketing of sodium bicarbonate.
10.7 (e)     General Services Agreement with Raytheon Engineers & Constructors,
             Inc.
10.8 (f)     First Amendment to Special Warranty Assignment, Royalty
             Reservation, and Minimum Royalty Payment between AmerAlia and E.E.
             Kinder Co.
10.9 (f)     Consulting Agreement between AmerAlia and E.E. Kinder Co.
10.10 (f)    U.S. Government Sodium Lease
10.11 (g)    Design/Build Contract with U.S. Filter Corp.
10.12 (b)    Amended and Restated Guaranty Agreement with the Jacqueline Badger
             Mars Trust
10.13 (d)    Second Amended and Restated Guaranty Agreement with the Jacqueline
             Badger Mars Trust
10.14 (c)    AmerAlia, Inc. 2001 Directors' Incentive Plan
10.15 (c)    AmerAlia, Inc. 2001 Stock Option Plan
10.16 (h)    Third Amended and Restated Guaranty Agreement with the Jacqueline
             Badger Mars Trust
10.17 (i)    Fourth Amended and Restated Guaranty Agreement with the Jacqueline
             Badger Mars Trust
10.18 (i)    Guaranty Agreement - Messrs Woolard and O'Kieffe.
10.19 (j)    Asset Purchase Agreement between AmerAlia, Inc., Natural Soda,
             Inc., White River Nahcolite Minerals, LLC., and IMC Global, Inc.
             dated January 9, 2003.
10.19 (j)    Amendment dated February 10, 2003 to the Asset Purchase Agreement.
10.20 (j)    Closing Agreement dated February 20, 2003, between AmerAlia, Inc.,
             Natural Soda Holdings, Inc., Sentient Global Resources Fund I, LP
             and Sentient Global Resources Trust No. 1; Promissory note from
             Natural Soda Holdings, Inc. to Sentient Global Resource Fund I, LP
             and Sentient Global Resource Trust No. 1; and Pledge Agreement from
             Natural Soda Holdings, Inc. to Sentient Global Resources Fund I, LP
             and Sentient Global Resources Trust No. 1.
10.21 (k)    Extension Agreement dated March 24, 2003 between AmerAlia, Inc.,
             Natural Soda Holdings, Inc., Sentient Global Resource Fund I, LP
             and Sentient Global Resource Trust No. 1.
10.22 (l)    Second Extension Agreement dated April 22, 2003 between AmerAlia,
             Inc., Natural Soda Holdings, Inc., Sentient Global Resource Fund I,
             LP and Sentient Global Resource Trust No. 1.
10.23 (m)    Third Extension Agreement dated May 31, 2003 between AmerAlia,
             Inc., Natural Soda Holdings, Inc., Sentient Global Resource Fund I,
             LP and Sentient Global Resource Trust No. 1.
10.24 (n)    Fourth Extension Agreement dated June 30, 2003 between AmerAlia,
             Inc., Natural Soda

             Holdings, Inc., Sentient Global Resource Fund I, LP and Sentient
             Global Resource Trust No. 1.
10.25 (o)    Fifth Extension Agreement dated July 31, 2003 between AmerAlia,
             Inc., Natural Soda Holdings, Inc., Sentient Global Resource Fund I,
             LP and Sentient Global Resource Trust No. 1.
10.27 (p)    Sixth Extension Agreement dated August 31, 2003 between AmerAlia,
             Inc., Natural Soda Holdings, Inc., Sentient Global Resource Fund I,
             LP and Sentient Global Resource Trust No. 1.
10.28 (q)    Seventh Extension Agreement dated September 30, 2003 between
             AmerAlia, Inc., Natural Soda Holdings, Inc., Sentient Global
             Resource Fund I, LP and Sentient Global Resource Trust No. 1.
10.29 (r)    Eighth Extension Agreement dated October 31, 2003 between AmerAlia,
             Inc., Natural Soda Holdings, Inc., Sentient Global Resource Fund I,
             LP and Sentient Global Resource Trust No. 1.
31.1         Certification of Chief Executive Officer pursuant to 15 U.S.C.
             Section 10A, as adopted pursuant to Section 302 of the Sarbanes-
             Oxley Act of 2002 (filed herewith).
31.2         Certification of Chief Financial Officer pursuant to 15 U.S.C.
             Section 10A, as adopted pursuant to Section 302 of the Sarbanes-
             Oxley Act of 2002 (filed herewith).
32.1         Certification of Chief Executive Officer and Chief Financial
             Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to
             Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).


(a) Incorporated by reference from AmerAlia's Form 10 General Registration Statement filed with the Commission on March 5, 1987.
(b) Incorporated by reference from AmerAlia's annual report on Form 10-K for the year ended June 30, 2000.
(c) Incorporated by reference from AmerAlia's Form 10-K for its year ended June 30, 2001.
(d) Incorporated by reference from AmerAlia's Form 8-K reporting an event of December 1, 2000.
(e) Incorporated by reference from AmerAlia's Form 10-K for its year ended June 30, 1993.
(f) Incorporated by reference from AmerAlia's Form 10-K for its year ended June 30, 1995.
(g) Incorporated by reference from AmerAlia's Form 10-K for its year ended June 30, 1999.
(h) Incorporated by reference from AmerAlia's Form 8-K reporting an event of December 17, 2001.
(i) Incorporated by reference from AmerAlia's Form 8-K reporting an event of March 29, 2002.
(j) Incorporated by reference from AmerAlia's Form 8-K reporting an event of February 20, 2003
(k) Incorporated by reference from AmerAlia's Form 8-K reporting an event of March 24, 2003.
(l) Incorporated by reference from AmerAlia's Form 8-K reporting an event of April 22, 2003
(m) Incorporated by reference from AmerAlia's Form 8-K reporting an event of May 31, 2003
(n) Incorporated by reference from AmerAlia's Form 8-K reporting an event of June 30, 2003
(o) Incorporated by reference from AmerAlia's Form 8-K reporting an event of July 31, 2003
(p) Incorporated by reference from AmerAlia's Form 8-K reporting an event of August 31, 2003
(q) Incorporated by reference from AmerAlia's Form 8-K reporting an event of September 30, 2003
(r) Incorporated by reference from AmerAlia's Form 8-K reporting an event of October 31, 2003