Form 10QSB
period 2003-09-30
AMERALIA INC
filed 2003-12-19
CIK 811419

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 2003

                                       OR

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from                to
                                       ---------------    ---------------

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





Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes (X)   No ( )

As of November 30, 2003, the number of shares outstanding of the company's $.01 par value common stock was 14,964,632 and the number of shares outstanding of $.05 par value preference stock was 82.

                                 AMERALIA, INC.

                              INDEX TO FORM 10-QSB

                                                                             Page
Index

PART I:    FINANCIAL INFORMATION


Item 1:    Financial Statements

           Consolidated Balance Sheets - September 30, 2003                    1

           Consolidated Statements of Operations for the Quarters
           ending September 30, 2003 & 2002                                    3

           Consolidated Statements of Stockholders' Equity (Deficit)           4

           Consolidated Statements of Cash Flows for the Quarters
           ending September 30, 2003 & 2002                                    5

           Notes to Consolidated Financial Statements                          7

Item 2:    Management's Discussion and Analysis or Plan of Operation          19

Item 3:    Controls and Procedures                                            21


PART II:   OTHER INFORMATION

Item 1:    Legal Proceedings                                                  21

Item 2:    Changes in Securities                                              21

Item 6:    Exhibits and Reports on Form 8-K                                   22


SIGNATURE                                                                     23

                         AMERALIA, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet


                                     ASSETS

                                              September 30,
                                                  2003
                                              -------------
CURRENT ASSETS                                 (Unaudited)

  Cash                                         $     1,236
  Restricted cash                                1,244,561

  Accounts receivable, net                       2,150,136
  Inventories                                      419,386

  Prepaid expenses                                 596,152
                                               -----------

    Total Current Assets                         4,411,471
                                               -----------

FIXED ASSETS

  Property plant and equipment, net             10,903,902
  Cavities and well development, net             2,096,019
  Mineral leases                                 4,167,471
                                               -----------

    Total Fixed Assets                          17,167,392
                                               -----------

OTHER ASSETS

  Water rights                                   3,150,582
  Patents                                           48,409
  Well and well development RSL                    595,001
  Machinery and engineering drawings             7,500,000
  Deferred financing and acquisition costs       2,985,528
  Rock school lease and reserves                 3,300,000
  Deposits and bonds                                31,000
                                               -----------

    Total Other Assets                          17,610,520
                                               -----------

    TOTAL ASSETS                               $39,189,383
                                               ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AMERALIA, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                              September 30,
                                                                  2003
                                                              -------------
CURRENT LIABILITIES                                            (Unaudited)

 Accounts payable                                             $  3,286,027
 Royalties payable                                                 623,917
 Accrued expenses                                                1,262,078
 Due to related parties                                          1,721,661
 Notes payable                                                  26,104,000
 Capital leases payable                                             43,288
 Interest payable                                                  252,792
                                                              ------------

    Total Current Liabilities                                   33,293,763
                                                              ------------

LONG TERM LIABILITIES

  Notes payable                                                 11,121,583
  Capital lease obligations                                        267,649
  Asset retirement obligations                                   1,014,019
                                                              ------------

    Total Long Term Liabilities                                 12,403,251
                                                              ------------

    Total Liabilities                                           45,697,014
                                                              ------------

COMMITMENTS AND CONTINGENCIES                                           --

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, $0.05 par value; 1,000,000 authorized;
   82 issued and outstanding                                             4
  Common stock, $0.01 par value; 100,000,000 shares
   authorized; 14,964,632 and 14,944,632 issued and
   outstanding, respectively                                       149,646
  Additional paid-in capital                                    23,756,724
  Accumulated deficit                                          (30,414,005)
                                                              ------------

     Total Stockholders' Equity (Deficit)                       (6,507,631)
                                                              ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)     $ 39,189,383
                                                              ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AMERALIA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                            For the Three Months
                                                             Ended September 30,
                                                       ------------------------------
                                                           2003              2002
                                                       ------------      ------------
REVENUES                                               $  3,354,267      $         --
                                                       ------------      ------------


Cost of goods sold                                        3,506,637                --
                                                       ------------      ------------

Gross profit (deficit)                                     (152,370)               --
                                                       ------------      ------------

EXPENSES

  General and administrative                                287,956           308,671
  Depreciation, amortization and accretion expense            9,163             1,614
                                                       ------------      ------------

     Total Expenses                                         297,119           310,285
                                                       ------------      ------------

LOSS FROM OPERATIONS                                       (449,489)         (310,285)
                                                       ------------      ------------

OTHER INCOME (EXPENSE)

  Interest expense                                         (773,405)          (77,971)
  Other financing costs                                          --          (168,588)
  Interest income                                             1,064                46
                                                       ------------      ------------

     Total Other Income (Expense)                          (772,341)         (246,513)
                                                       ------------      ------------

LOSS BEFORE INCOME TAX EXPENSE                           (1,221,830)
                                                                             (556,798)

  Income tax expense                                             --                --
                                                       ------------      ------------


NET LOSS                                               $ (1,221,830)     $   (556,798)
                                                       ============      ============

BASIC LOSS PER SHARE                                   $      (0.82)     $      (0.04)
                                                       ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING            14,944,632        14,509,436
                                                       ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AMERALIA, INC. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)

                                               Preferred Stock                Common Stock            Additional
                                         ---------------------------   ---------------------------     Paid-in      Accumulated
                                            Shares         Amount         Shares         Amount        Capital        Deficit
                                         ------------   ------------   ------------   ------------   ------------   ------------

Balance, June 30, 2002                             82   $          4     14,323,216   $    143,232   $ 21,710,478   $(18,550,920)

Shares issued for conversion
   of guaranty fee payable at $1.00
   per share                                       --             --        551,416          5,514        545,902             --

Conversion of notes payable
   to equity at average price of $0.61
   per share                                       --             --         70,000            700         41,800             --

Contribution of capital                            --             --             --             --        848,744             --

Net loss for the year ended
   June 30, 2003                                   --             --             --             --             --    (10,641,255)
                                         ------------   ------------   ------------   ------------   ------------   ------------

Balance, June 30,2003                              82              4     14,944,632        149,446     23,146,924    (29,192,175)

Contribution of Capital
   (Unaudited)                                     --             --             --             --        600,000             --

Shares issued for conversion
   of note payable (unaudited)                     --             --         20,000            200          9,800             --

Net loss for the three months
   ended September 30, 2003
   (unaudited)                                     --             --             --             --             --     (1,221,830)

                                         ------------   ------------   ------------   ------------   ------------   ------------

Balance, September 30, 2003                        82   $          4     14,964,632   $    149,646   $ 23,756,724   $(30,414,005)
                                         ============   ============   ============   ============   ============   ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AMERALIA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                       For the Three Months
                                                                        Ended September 30,
                                                                    --------------------------
                                                                       2003           2002
                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                          $(1,221,830)   $  (556,798)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Depreciation and amortization                                       253,329          1,614
    Interest expense contributed to capital                             600,000             --
   Change in Operating Assets and Liabilities:
    (Increase) decrease in restricted cash                              258,513        (54,499)
    (Increase) in accounts and interest receivable                     (399,593)            --
    Decrease in inventory                                               135,897             --
    Decrease in related party receivables                                    --          8,333
    Decrease in prepaid expenses                                         77,159         67,560
    Decrease in deposits and bonds                                       62,942         93,623
    (Increase) in other assets                                          (32,620)      (408,337)
    Increase (decrease) in accounts payable and royalties payable      (125,151)       401,581
    Increase in due to related parties                                  188,405         17,302
    Increase in accrued expenses                                        265,022        167,027
    Increase in guaranty fees payable                                        --        408,186
    Increase (decrease) in interest payable                              56,766         29,056
    (Decrease) in asset retirement obligation                           (47,651)            --
                                                                    -----------    -----------

          Net Cash Provided (Used) in Operating Activities               71,188        174,648
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Well and well development                                             (23,929)            --
  Machinery and engineering drawings                                         --       (677,209)
  Purchase of property and equipment                                    (35,122)            --
                                                                    -----------    -----------

          Net Cash Used in Investing Activities                     $   (59,051)   $  (677,209)
                                                                    -----------    -----------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AMERALIA, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                          For the Three Months
                                                           Ended September 30,
                                                         ----------------------
                                                           2003         2002
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES

  Payments on capital leases                             $ (13,864)          --
  Cash received from notes payable                              --      500,000
                                                         ---------    ---------

      Net Cash Provided (Used) by Financing Activities     (13,864)     500,000
                                                         ---------    ---------

NET DECREASE IN CASH                                        (1,727)      (2,561)

CASH AT BEGINNING OF YEAR                                    2,963       11,701
                                                         ---------    ---------

CASH AT END OF YEAR                                      $   1,236    $   9,140
                                                         =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Income taxes                                           $      --    $      --
  Interest                                               $  16,925    $  48,915

NON-CASH FINANCING ACTIVITIES

  Common stock issued for financing costs                $      --    $ 372,438
  Conversions of notes payable to equity                 $  10,000    $      --
  Contribution of interest payable to capital            $ 600,000    $      --


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                               September 30, 2003


NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its Annual Report on Form 10-KSB for the year ended June 30, 2003. Operating results for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004.

NOTE 2 -  GOING CONCERN

          The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a substantial deficit in its working capital and has generated significant losses from operations. These factors raise doubts about the Company's ability to continue as a going concern. The Company has completed its acquisition of the principal assets of White River Nahcolite Minerals, LLC ("WRNM") but has not yet had a financial closing. The financial closing, as more fully described in Note 4, requires that the Company raise outside capital to be used for working capital and plant expansion. As of this report, the Company has not completed its efforts to raise the funds. At the financial closing, the Company will exchange the $24 million note payable to the Sentient funds into a series of debentures. The Company has begun to generate revenue through the production and sale of sodium bicarbonate products. The Company plans to maintain its relationships with individuals and organizations which may be needed for loan guarantees in order to provide for any additional financing needs that may arise.


NOTE 3 -  OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS

          Under FASB Statement 123, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 150% and 109.388%; risk-free interest rates of 1.71, and 2.77 percent and expected lives of 3.0 and 3.0, for the three months ended September 30, 2003 and 2002, respectively.

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                               September 30, 2003


NOTE 3 -  OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS (Continued)

          Had compensation cost for the Company's stock options granted to directors and employees been based on the fair value as determined by the Black-Scholes option pricing model at the grant date under the accounting provisions of SFAS No. 123, the Company would have recorded an additional expense of $75,189 and $140,107 for the three months ended September 30, 2003 and 2002, respectively. Also under these same provisions, the Company's net loss would have been changed by the pro forma amounts indicated below:

                                               September  30,
                                       -------------------------------
                                           2003              2002
                                       -------------     -------------
          Net loss:
            As reported                $  (1,221,830)    $    (556,798)
            Pro forma                  $  (1,297,019)    $    (696,905)


                                               September  30,
                                       -------------------------------
                                           2003              2002
                                       -------------     -------------
          Basic loss per share:
          As reported                  $       (0.82)    $       (0.04)
          Pro forma                    $       (0.88)    $       (0.05)



          A summary of the status of the Company's stock options and warrants as of September 30, 2003 and changes during the three months ended September 30, 2003 is presented below:

                                                                             Weighted           Weighted
                                                         Options,            Average            Average
                                                         Warrants            Exercise          Grant Date
                                                        and SAR's             Price            Fair Value
                                                    ------------------  ------------------  ------------------
          Outstanding, June 30, 2003                         1,517,500  $             1.22  $             1.25
              Granted                                          150,000                0.55                0.60
              Expired/Canceled                                       -                   -                   -
              Exercised                                              -                   -              -
                                                    ------------------  ------------------  ------------------

          Outstanding, September 30, 2003                    1,667,500  $             1.16  $             1.19
                                                    ==================  ==================  ==================

          Exercisable, September 30, 2003                    1,667,500  $             1.16  $             1.19
                                                    ==================  ==================  ==================

          The following summarizes the exercise price per share and expiration date of the Company's outstanding options and warrants to purchase common stock at September 30, 2003:

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                               September 30, 2003


NOTE 3 -  OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS (Continued)

                  Expiration Date                       Price             Number
                  -----------------------------------------------------------------
                  December 31, 2003                     $1.50                80,000
                  June 30, 2004                         $1.45               112,500
                  October 24, 2004                      $0.74                75,000
                  April 30, 2005                        $1.09               475,000
                  June 30, 2005                         $0.55               150,000
                  April 30, 2006                        $1.09                12,500
                  April 30, 2007                        $1.09                12,500
                  April 30, 2008                        $1.09                25,000
                  June 28, 2006                         $1.50               505,000
                  June 30, 2006                         $0.55               150,000
                  June 28, 2006 (SAR's)                 $1.50                70,000
                                                                      -------------
                                                                          1,667,500

          During the three months ended September 30, 2003, 150,000 options were granted, no options or warrants were exercised and none expired. Under the shareholder approved 2001 Directors' Incentive Plan, each director (who is not an employee or officer) is granted an option to purchase 75,000 shares at a current market price when joining the Board of Directors. In addition, options to purchase 37,500 shares are granted to each such director sitting at July 1 of each year. The exercise price for these options is the average market price during the month of June preceding each grant date, and the options have a three-year term. All options under this plan are exercisable six months after the date of grant.

NOTE 4 -  PURCHASE TRANSACTION

          On February 20, 2003, AmerAlia, Inc., through its indirect, wholly-owned subsidiary, Natural Soda, Inc. ("NSI"), purchased the WRNM assets and certain related contracts held by IMC Chemicals Inc. ("IMC Chemicals") with short-term financing provided by funds associated with The Sentient Group of Grand Cayman. NSI is owned by Natural Soda Holdings, Inc. ("NSHI"), although the Sentient entities (described below) hold all the outstanding NSI common stock as collateral for the repayment of the initial loan for $24,000,000. The primary reasons for the acquisition were to acquire operating assets and an established customer base, gain cash flow and secure substantial additional resources of naturally occurring sodium bicarbonate. AmerAlia owns 100% of the outstanding stock of NSHI. WRNM was an indirect, wholly-owned subsidiary of IMC Global, Inc. ("IMC"). IMC Chemicals is a subsidiary of IMC.

          Description of the Transaction

          NSI acquired all of the assets, subject to all of the liabilities, of WRNM for a total purchase price of $20.6 million. (See "Description of the Assets," below.) At the closing of the transaction, WRNM and IMC assigned to NSI all of their interests in the assets (including property, plant, equipment, water rights, accounts receivables, and four federal sodium leases issued by the Bureau of Land Management). NSI assumed WRNM's accounts payable. All of the employees formerly working for WRNM (22 persons) accepted employment from NSI. None of the employees are members of a collective bargaining unit. The Company has accounted for the acquisition as a purchase under the provisions of SFAS No. 141. Accordingly, the Company has recorded the assets acquired and the liabilities assumed at their fair market values. The excess purchase price has been allocated to the assets purchased. No amount was allocated to goodwill.

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                               September 30, 2003


NOTE 4 -  PURCHASE TRANSACTION (Continued)

          Description of the Assets

          The principal assets NSI acquired from WRNM are four federal sodium leases (Federal Sodium Mineral Leases C-0118326, C-37474, C-0118327 and C-0119986) and the 26,500 square foot processing plant located on one of the leases. NSI also acquired federal rights of way, operating permits, water rights, ownership of an existing water reservoir, rights with respect to an additional potential reservoir site, approximately 3,900 tons of inventory, and receivables. In order to transfer the operations of the business at the closing, NSI and NSHI posted reclamation bonds and other financial security with federal and state agencies totaling about $924,500. NSI also assumed WRNM's accounts payables and other liabilities of approximately $2,240,000, as well as equipment and other leases necessary for the business operations.

          The leases and the plant are located about 54 miles north of Rifle, Colorado, and are accessible all year by paved road.

          The Sodium Leases. NSI acquired four sodium leases containing nahcolite, a naturally occurring mineral form of sodium bicarbonate, commonly called baking soda. They are located in the Piceance Creek Basin in northwest Colorado and have been combined into a single operational unit, the "Wolf Ridge Mining Unit", established by the Bureau of Land Management in 1993. The sodium leases cover an area of 8,223 acres or nearly 13 square miles. The Company believes the leases are the largest and best situated sodium mineral lease holdings in the basin. When combined with the Rock School Lease which has been described in AmerAlia's previous reports, the total lease area is 9,543 acres and the Company believes this area contains in excess of 5 billion tons of nahcolite. Unique to the WRNM leases is the Boies Bed, an approximately eighty feet thick bed of almost pure nahcolite located at an approximate depth of 1,900 feet.

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

          The Plant. The plant consists of a single building with boilers, centrifuge, and other equipment capable of producing various grades of sodium bicarbonate at greater than 100,000 tons per year. There are also several other buildings associated with the plant which are used for bulk storage (one building of approximately 50 feet in diameter with a storage capacity of 3,000 tons) and three sheds (lube storage shed, fire pump house shed, and hazardous materials shed all of which are very small). The plant, the bulk storage facility, and one of the sheds are of metal construction; the other two sheds are of wood construction, each on concrete pads.

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                               September 30, 2003


NOTE 4 -  PURCHASE TRANSACTION (Continued)

          Description of the Assets (Continued)

          Underground cavities constitute a material part of the plant and its operations. Solution mining requires pumping hot water into the nahcolite-bearing rock zone at a depth of approximately 1,900 feet. The nahcolite dissolves and is pumped to the surface in solution and brought into the plant. The equipment in the plant recrystallizes and then dries the sodium bicarbonate. The dried sodium bicarbonate is then stored for bulk sales or is bagged at the plant in 50 pound or 2,000 pound bags. The plant is capable of producing all commercial grades of sodium bicarbonate from animal feed grade to USP-5, the highest commercial grade.

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

          In consideration for the settlement of certain amounts that AmerAlia owed it resulting from the May 1999 Design/Build Contract, U.S. Filter assigned equipment to NSI that it had fabricated for AmerAlia under the May 1999 Design/Build Contract. This equipment included a centrifuge, six silos, a dryer system, baghouse equipment, air compressors, pumps and pump parts, and is located in storage facilities in Colorado, Illinois, Kentucky, Maryland, Michigan, Mississippi, New York, Oregon, Pennsylvania, Utah, Virginia, and Wisconsin. AmerAlia originally intended to use this equipment in the plant it had contemplated constructing for production from the Rock School Lease. However, AmerAlia now plans to use this equipment to expand its new NSI plant.

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                               September 30, 2003


NOTE 4 -  PURCHASE TRANSACTION (Continued)

          Description of the Assets (Continued)

          Marketing: IMC Chemicals, on behalf of WRNM, had entered into a number of marketing contracts with various distributors and users of the sodium bicarbonate products that the plant produces. Of these, the most significant (in tonnage as well as revenue) has been an agreement with Bioproducts Incorporated of Fairlawn, Ohio to distribute animal feed grade products. Notice has been issued to Bioproducts in accordance with this agreement that will have the effect of terminating this contract December 31, 2003. The Company proposes to enter into new marketing agreements with Bioproducts and others.

          The majority of industrial and USP grade products is distributed by an agent, Vitusa Products, Inc. of Berkeley Heights, New Jersey. Together, Bioproducts and Vitusa account for about 75% of production. There is no distribution contract with Vitusa. There are no other significant marketing relationships.

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

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                               September 30, 2003


NOTE 4 -  PURCHASE TRANSACTION (Continued)

          Description of the Assets (Continued)

          Although each of the contractual relationships described above is material to the operation of the plant and the WRNM business, NSI believes they are all in good standing and that NSI will be able to obtain assignment or otherwise renegotiate the contracts not yet assigned from WRNM and IMC Chemicals to NSI; and to continue working with the other parties to the contracts assumed in the ordinary course of business.

          Description of the Short-Term and Anticipated Long-Term Financing

          Short-Term Financing. At the time the asset purchase agreement with IMC Global was due for completion, AmerAlia and Sentient Global Resource Fund I, LP and Sentient Global Resource Trust No. 1 of George Town, Grand Cayman, Cayman Islands (the "Sentient entities") had not yet finalized their own agreements with respect to the final structure and commercial arrangements between them in funding and competing this acquisition. Therefore, as an interim measure AmerAlia and the Sentient funds entered into a "Closing Agreement" which provided for temporary short-term funding to be replaced by the long term funding structure when the final structure and commercial arrangements were resolved.

          Consequently, the Sentient entities loaned $24,000,000 to NSHI. NSHI used these funds to pay the purchase price to WRNM (approximately $20.6 million), payment of deposits to certain vendors to the WRNM business that NSI acquired, a portion of the fee to U.S. Filter for termination of the May 1999 Design/Build Contract, transaction costs, and working capital.

          The two Sentient entities loaned the funds to NSHI on a short-term basis. In addition, the Sentient entities took a security interest in 100% of the outstanding shares of NSI capital stock. As a result, NSHI was obliged to repay the entire amount of the loan on or before March 24, 2003. This due date has been periodically extended and was due November 30, 2003. The agreement has not been extended again as the Sentient entities and AmerAlia (through NSHI) are completing the negotiations for the long-term financing for the acquisition as set forth below.


          Anticipated Long-Term Financing

          Pursuant to these negotiations for the long term financing, NSHI will raise additional debt of $5.5 million and repay the short-term Sentient debt through the issue of new debentures, as follows:

              o  AmerAlia will receive $3,500,000 in NSHI Series A Secured
                 10% Debentures utilizing funds it is to raise from accredited investors;
              o The Sentient entities will invest an additional $2,000,000 in NSHI Series A Secured 10% Debentures;
              o AmerAlia will reach agreement with certain other creditors for delayed repayment terms on certain AmerAlia indebtedness; and
              o AmerAlia will reach certain agreements with principal shareholders of AmerAlia.

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                               September 30, 2003


NOTE 4 -  PURCHASE TRANSACTION (Continued)

          At the financial closing, NSHI is expected to issue to the Sentient entities in exchange for its $24 million short term loan:

              o  $3,000,000 in Secured Series A 10% Debentures;
              o  $11,300,000 in Secured Subordinated Series B1 Debentures;
              o $9,700,000 in Secured Subordinated Series B2 Convertible Debentures;

          NSHI will also issue to AmerAlia in cancellation of its loan to NSHI of approximately $17,275,000:

              o  $275,000 of Secured Series A 10% Debentures;
              o  $12,000,000 of Unsecured Subordinated Series C Debentures;
              o 4,949 shares of Series A Preferred Stock having a liquidation value of $4,949,000, and
              o an additional issue of common stock bringing the total common stock held by AmerAlia to 51,000 shares, being all the common stock issued.

          NSHI will also issue $750,000 of Secured Series A 10% Debentures to NSI in exchange for an obligation by NSI to pay $750,000 to NSHI. The purpose of the issue of the $750,000 Series A Debenture to NSI is to enable NSI to provide the debenture as collateral to the Mars Trust for its bonding support as discussed below.

          On each of the dates below, at the request of the Sentient Entities, NSHI shall lend to one of the Sentient Entities up to the following maximum amount:

                           February 20, 2004          $180,000
                           February 20, 2005           160,000
                           February 20, 2006           140,000
                           February 20, 2007           120,000

          These loans shall be made at zero percent interest and shall be due February 19, 2008. To the extent that NSHI makes a payment of principal pursuant to the Debentures held by Sentient Entity, the Entity shall repay a proportional amount of these loans and the allowable loan amounts in subsequent years will be proportionately reduced.

          In addition, the board of directors of NSHI and of NSI will be expanded to five members comprising two representatives from AmerAlia, two representatives from the Sentient Entities and one member with industry experience mutually acceptable to all parties.

          Description of the Debentures.

          The terms of these debentures and the terms of the other agreements between AmerAlia, the investors and the Sentient entities have not yet been finalised and, until final agreement is reached, AmerAlia and NSHI remain bound by the terms of the agreements governing the short-term financing as discussed in AmerAlia's filing on Form 8-K dated February 20, 2003. Currently, we anticipate the debentures will have the following terms:

          The Series A Debentures will be senior to all other debentures and will be collateralized by all of the assets of NSI and NSHI, as well as by all of NSHI's common stock of NSI. These assets will also collateralize the Series B1 Debentures and the Series B2 Debentures held by the Sentient entities. One of the Sentient entities will act as agent holding the collateral for the benefit of all of the secured debenture holders. The purpose of the issue of the $750,000 Series A Debenture to NSI is to enable NSI to provide the debenture as collateral to the Mars Trust for its bonding support as discussed more fully below at "Related Party Transactions"

          The Series B1 and B2 Debentures will be subordinate to the Series A Debentures but rank equally with the Series C Debentures with respect to all payments of principal and interest unless the Series B Debenture holders declare an event of default. The Series B debentures have interest rates as follows:

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                               September 30, 2003


NOTE 4 -  PURCHASE TRANSACTION (Continued)

          ----------------------------------------------------------------
                         Period                              Interest Rate
                                                               Per Annum
          ----------------------------------------------------------------
             December, 2003 - June 30, 2004                       1.5%
          ----------------------------------------------------------------
             July 1, 2004 - June 30, 2005                         4.5%
          ----------------------------------------------------------------
             July 1, 2005 - June 30, 2006                         7.5%
          ----------------------------------------------------------------
             July 1, 2006 - June 30, 2007                        10.5%
          ----------------------------------------------------------------
             July 1, 2007 - February 19, 2008                    13.5%
          ----------------------------------------------------------------

          In addition, the Series B1 and B2 Debentures will have a right to earn "Contingent Interest" which means a payment of additional interest, which when added to the other payments of principal and interest on the Debentures held by the Sentient Entities, shall provide the Sentient Entities with an internal rate of return of thirty percent per annum compounded annually. In computing this Contingent Interest, we will use February 20, 2003 as the commencement date for the Contingent Interest. Contingent Interest shall be paid on the amounts represented by the Series B Debentures to the Sentient Entities only
          (a) on the Maturity Date of the Series B Debentures, if owed, subject to the achievement of the contingencies described below, (b) without regard to the contingencies described below, if the Company prepays any of the Series B Debentures, and (c) without regard to the contingences described herein, upon the declaration of a default pursuant to the Series B Debentures. Contingent Interest shall not be payable if the Adjusted EBITDA of the Company is less than $500,000 for the 12-month period prior to the Maturity Date; provided, however, that if the Adjusted EBITDA is less than $500,000, then if the Adjusted EBITDA of the Company is in excess of $1,000,000 in the aggregate for a 36-month period immediately prior to the Maturity Date, the Contingent Interest shall be due and payable on the Maturity Date. Finally, if the Series A Debentures held by the Sentient entities are not repaid before February 19, 2004 then those debentures also have rights to earn contingent interest on the same basis as the Series B debentures, payable upon repayment of the Series B1 Debenture.

          In addition to the foregoing rights, the Sentient entities will have the option to convert the Series B2 Debentures into 49% of the common stock of NSI; and the Series B1 Debentures and/or the Series B2 Debentures into shares of AmerAlia common stock. This conversion right will provide for the issuance of AmerAlia common stock in exchange for the debentures (or the underlying NSI common stock if the Sentient entities convert the Series B2 Debentures) at an exchange price equal to 85% of the market price for the AmerAlia common stock. If the Sentient Entities were to exchange these debentures, they would acquire a significant majority of AmerAlia's shares based on today's stock prices and could exercise control of AmerAlia.

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

          The Series B and the Series C Debentures have a provision that if NSHI sells NSI or substantially all of the assets of NSI in a trade sale, then the proceeds must be used to repay the Series A Debentures, the Series B1 Debentures, then the Series B2 Debentures and then the Series C Debentures.

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                               September 30, 2003


NOTE 4 -  PURCHASE TRANSACTION (Continued)

          Related Party Transactions

          Satisfaction of Bonding Requirements: AmerAlia was not able to complete the asset acquisition and will not be able to complete the financial closing without the assistance of its principal shareholder, the Mars Trust. As reported in other filings made by AmerAlia, the Mars Trust has provided support for AmerAlia in the past, including providing a letter of credit to support a $400,000 reclamation bond required for the maintenance of the Rock School Lease. In order to complete the asset acquisition, NSI and NSHI had to provide bonds or other financial security covering various federal permits, totaling approximately $960,000, including the prior bond for the Rock School lease which was reduced to $35,000, as follows:

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

          The $75,000 currently due to the Mars Trust under this agreement will be paid at the financial closing.

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

          The Mars Trust has also advanced funds to NSHI to enable AmerAlia to pay the interest on this loan since October 2002. AmerAlia does not have, and does not expect to have the funds necessary to repay the Bank of America in the near future. Consequently, the Mars Trust must repay the Bank, assume the loan itself, allow the loan to go into default, or continue its guarantee. The Mars Trust has orally agreed to continue its guarantee provided:

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                               September 30, 2003


NOTE 4 -  PURCHASE TRANSACTION (Continued)

          Related Party Transactions (Continued)

          - AmerAlia pledge Series C Debentures to the Mars Trust in the current amount of the loan (approximately $9.9 million) as security;
          - To the extent that interest accrues on the Series C Debentures, AmerAlia will first ensure interest due to the Bank of America is paid and all of the remaining interest (estimated to be 10% per annum) will accrue to the Mars Trust as a fee for the continuing guarantee;
          - To the extent that any principal is paid on the Series C Debentures, the principal will be used to reduce the loan to the Bank of America;
          - If AmerAlia is unable to pay interest owed to the Bank of America the Trust is obligated to pay up to 80% during calendar year 2003, up to 65% in calendar year 2004 and up to 50% in calendar year 2005.

          The Mars Trust will release its existing securities upon the financial closing. These agreements with the Mars Trust have not yet been finalized.

          Repayment of NSHI Indebtedness to the Jacqueline Badger Mars Trust. In May 2002, the Mars Trust loaned NSHI $250,000 pursuant to two promissory notes bearing interest at 8% per annum. NSHI used a substantial portion of these funds to pay expenses in connection with negotiating the asset transaction with WRNM and the financing transaction with Sentient. In addition, NSHI paid a portion of the proceeds to AmerAlia (which owns 100% of NSHI common stock) which AmerAlia used to pay some of its obligations. The Mars Trust also made various short term loans at 8% interest to NSHI to enable AmerAlia to meet its interest obligations to the Bank of America. As discussed in the Form 8-K dated February 20, 2003 NSHI and AmerAlia had agreed to repay the Mars Trust the loans and interest in an amount approximately $614,650 from the funds available at the financial closing to retire these obligations to the Mars Trust. The total advances including interest as at November 30, 2003 were $871,286 and AmerAlia and the Trust are currently discussing how the notes will be repaid.

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

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                               September 30, 2003


NOTE 4 -  PURCHASE TRANSACTION (Continued)

          The following is a condensed balance sheet showing the fair values of the assets and liabilities at the date of acquisition:


                                                         Assets

                      Accounts receivable                                        $      1,610,523

                      Inventory                                                           517,160

                      Prepayments and deposits                                             50,675

                      Buildings, machinery and equipment                               11,096,785

                      Cavities and well development                                     2,700,000

                      Water rights                                                      3,150,852

                      Mineral leases                                                    4,167,471

                      Patents                                                              50,000
                                                                                 ----------------

                      Total assets acquired                                      $     23,343,466
                                                                                 ================



                                                       Liabilities

                      Accounts payable                                           $         68,252

                      Capital leases                                                      324,801

                      Accrued liabilities                                               1,296,413

                      Asset retirement obligation                                       1,050,000
                                                                                 ----------------

                      Total liabilities acquired                                 $      2,739,466
                                                                                 ================

                      Net assets acquired                                        $     20,604,000
                                                                                 ================

          The Company has determined that the water rights are a tangible asset not subject to amortization.


          The following unaudited proforma information is presented to give effect to the purchase as having occurred at the beginning of the fiscal period ended September 30, 2002.

                                                                   For the three months ended
                                                                          September  30,
                                                                   --------------------------
                                                                              2002
                                                                          -------------
                      Sales                                               $   3,481,368

                      Cost of sales                                           4,168,075

                      Loss from operations                                   (1,159,429)

                      Net loss                                               (1,635,242)

                      Loss per share                                      $       (0.11)

                         AMERALIA, INC. AND SUBSIDIARIES


ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         AmerAlia's future conduct depends on a number of factors beyond our control, so we cannot assure you we will be able to conduct AmerAlia's operations as we contemplate in this report. This report contains various statements using the terms "may", "expect to", and other terms denoting future possibilities. They are forward-looking statements. We cannot guarantee the accuracy of these statements as they are subject to a variety of risks beyond our ability to predict or control. These risks may cause actual results to differ materially from the projections or estimates contained in this report. These risks include, but are not limited to, AmerAlia's significant working capital shortages, lack of profitable operations, and short-term liabilities for which we need a significant amount of additional financing to resolve; the risks that the financing necessary to resolve our working capital shortage and to finance our operations and the operations of our subsidiaries will not be available on reasonable terms, the risks of undertaking exploration, development and mining of mineral properties; and the risks associated with the manufacture and marketing of chemical products. Many of these risks are described in AmerAlia's filing on Form 10-KSB for the fiscal year ended June 30, 2003 and in reports that AmerAlia has subsequently filed. It is important that each person reviewing this report understands the significant risks associated with AmerAlia's current financial situation reflecting more than $28 million working capital shortage, stockholders' deficit, and past due accounts, as well as those associated with the business operations that AmerAlia acquired through NSI.

(A)      PLAN OF OPERATION

         AmerAlia has a long held objective to become the world's lowest cost producer of sodium bicarbonate. Since we acquired our first interest in the naturally occurring sodium bicarbonate resource in the Piceance Creek basin in 1989, we have focused on controlling this significantly large, naturally occurring resource of sodium bicarbonate, commonly known as baking soda. Traditionally, sodium bicarbonate has been produced through synthetic manufacture using soda ash as raw material at a cost that tends to limit its use to high grade, higher value product end users. However, we believe having access to a naturally occurring resource provides opportunities for lower cost recovery and competitive advantages that can open up markets in lower priced products otherwise less attractive to higher cost traditional producers.

As discussed elsewhere in this report, we acquired the assets of White River Nahcolite Minerals in February 2003 providing us with the following advantages:

      o securing control of a huge resource of naturally occurring sodium bicarbonate,
      o potentially enabling us to establish a larger market share and generate sales revenues in an industry dominated by Church & Dwight (who manufacture the Arm & Hammer brand products), and
      o being one of the lowest production cost producers of sodium bicarbonate products in North America.

         While there are risks associated with this endeavor, as discussed more fully elsewhere in this report and in our other SEC filings, we believe this acquisition has the potential to benefit the shareholders of AmerAlia. We believe this business will benefit from being our single business activity, from our attention to improved efficiencies through increased production leading to economies of scale, and from our seeking improved efficiencies in distribution costs and in the market pricing of our products.

                         AMERALIA, INC. AND SUBSIDIARIES


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

         Since we acquired the business in February 2003 we have accomplished a number of our initial objectives. We have:

      o  established reliability of production and the quality of our products.
      o undertaken applications for additional government permits to expand our production and ensure future reliability of product supply
      o recruited management personnel in marketing and customer service, finance, administration and production. We do not anticipate increasing our personnel numbers much beyond the current complement.
      o  established new management computer systems in accounting and sales order processing and developed accompanying administration systems
      o  reviewed all our marketing arrangements with a view to broadening our customer base, and achieving the benefits of an industry wide price increase announced in October, 2003.

         The proposed long term financing of our acquisition will be based on debt provided to NSHI by the Sentient entities and AmerAlia with AmerAlia and Sentient sharing the senior debt, then the next level of subordinated Series B debt held by the Sentient entities, followed by a layer of Series C Debentures held by AmerAlia. In addition, AmerAlia will hold some preferred stock in NSHI as outlined in the discussion on anticipated long-term financing in Note 4 to the Financial Statements. However, the Series B and C Debentures will rank equally with respect to payments of principal and interest unless there is a prepayment of the debentures or an event of default when the Sentient debentures will have seniority as to payment of principal and interest including contingent interest, if owed. The proposed financing discussed in this filing and the additional fund raising associated with the financial closing are expected to provide sufficient working capital for our budgeted operations for the forthcoming year. Our capital expenditure budget anticipates investment in an additional underground cavity for resource recovery, monitoring wells, the plugging of an abandoned well, a new on site warehouse and some relatively minor plant modifications. The total of these budgeted investments is approximately $2.7 million. We do not expect the sale of any significant equipment nor any significant change in the number of our employees now that we have established our staffing requirements. Our objective in product research and development is to focus on our customers and identify their needs that present niche opportunities for our products.

         We are negotiating to match the interest and dividends the Company receives on its debentures and preferred stock with our obligations to third parties. Consequently, we anticipate that over the first two years AmerAlia will have to rely on its management fees it will receive under the proposed management fee agreement and additional funds raised from new equity issues or short term loans. Meanwhile, if the business does not perform to our expectations we shall be unable to service the debt obligations and while the terms of the debentures may allow us to avoid default, the accruing contingent interest obligations, if payable, may force a sale of the business or else require a significant additional capital raising.

         Nevertheless, while these are the risks we face if our business does not perform, our expectations are that we can turn this business around, restore previous levels of operating performance and thereby enable us in time to recapitalise our balance sheet and meet our obligations.

                         AMERALIA, INC. AND SUBSIDIARIES


(c)      Off-Balance Sheet Arrangements.

         The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.


Item 3:    Controls and Procedures

         As required by Rule 13a-15 under the Securities Exchange Act of 1934 and Item 307 of Regulation S-B, within the 90 days prior to the filing date of this report, AmerAlia carried out an evaluation of the effectiveness of the design and operation of AmerAlia's disclosure controls and procedures and our internal controls over our financial reporting. This evaluation was carried out under the supervision and with the participation of AmerAlia's Chief Executive Officer and its Chief Financial and Accounting Officer, who concluded that AmerAlia's disclosure controls and procedures are effective in alerting them on a timely basis to material information related to AmerAlia and its subsidiaries. There have been no significant changes in AmerAlia's internal controls over financial reporting or in other factors, which could materially or are reasonably likely to affect internal controls.

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in AmerAlia's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Internal controls are procedures that are designed with the objective of providing reasonable assurance regarding the reliability of financial reporting and include those policies and procedures that provide reasonable assurance that our transactions are properly authorised, our assets are safeguarded against unauthorized or improper use, and our transactions and dispositions of assets are properly recorded and reported, all to permit the preparation of our financial statements in conformity with GAAP.


PART II:   OTHER INFORMATION

Item 1:    Legal Proceedings

         In June 2002, the El Paso County, Colorado, District Court entered judgement against AmerAlia in AmerAlia, Inc. v. Marvin H. Hudson (case no. 99-CV-3050) in the amount of $374,100. This case developed from a dispute between AmerAlia and Mr. Hudson regarding the existence of an employment contract and certain of Mr. Hudson's actions taken while an officer of AmerAlia. We are currently negotiating with Mr. Hudson regarding payment of this judgement.

         In August 2003, the Fauquier County Circuit Court entered judgement against AmerAlia in Stephen Keiley v. AmerAlia, Inc. (case no. CL03-172) in the amount of $47,600 plus court and attorney's costs of $4,100. The case developed over a dispute over an office lease. We are currently negotiating with Mr. Keiley regarding payment of this judgement.

Item 2:    Changes in Securities

         On July 1, 2003 we granted options to acquire 150,000 shares of AmerAlia's restricted common stock exercisable at $0.55 per share until June 30, 2006. We granted the options to certain of our directors in accordance with the requirements of the Non-Executive Directors Option Plan

                         AMERALIA, INC. AND SUBSIDIARIES


which was approved by the shareholders of the company in 2001. These options vest January 1, 2004.

         In September 2003, we issued 20,000 shares of restricted common stock in cancellation of a loan of $10,000. No underwriters were involved in this transaction. The issuance of the shares was accomplished pursuant to the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act of 1933. The investor is an accredited investor. We did not engage in any public advertising or general solicitation in connection with the transaction.

Item 6:    Exhibits and Reports on Form 8-K

(a)      Exhibits

31.1 Certification of Chief Executive Officer pursuant to 15 U.I.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2 Certification of Chief Financial Officer pursuant to 15 U.I.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.I.C. Section 10A, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).


(b)      Reports on Form 8-K

1. On July 1, 2003 we filed a Current Report on Form 8-K regarding the execution of the Fourth Extension Agreement dated June 30, 2003 between AmerAlia, Inc., Natural Soda Holdings, Inc., Sentient Global Resource Fund I, LP and Sentient Global Resource Trust No. 1.

2. On August 4, 2003 we filed a Current Report on Form 8-K regarding the execution of the Fifth Extension Agreement dated July 31, 2003 between AmerAlia, Inc., Natural Soda Holdings, Inc., Sentient Global Resource Fund I, LP and Sentient Global Resource Trust No. 1.

3. On September 2, 2003 we filed a Current Report on Form 8-K regarding the execution of the Sixth Extension Agreement dated August 31, 2003 between AmerAlia, Inc., Natural Soda Holdings, Inc., Sentient Global Resource Fund I, LP and Sentient Global Resource Trust No. 1.

                         AMERALIA, INC. AND SUBSIDIARIES


                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned duly authorized representatives.


                            AMERALIA, INC.



December 18, 2003           By: /s/ Bill H. Gunn
                               -------------------------------------------------
                               Bill H. Gunn
                               Chief Executive Officer
                               (Principal Executive Officer)


December 18, 2003           By: /s/ Robert van Mourik
                               -------------------------------------------------
                               Robert van Mourik
                               Executive Vice President, Chief Financial Officer (Principal financial and accounting officer)

                                 EXHIBIT INDEX


Exhibit No.                       Description
-----------                       -----------
   31.1      Certification of Chief Executive Officer pursuant to 15 U.I.C. Section
             10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
             2002 (filed herewith).

   31.2      Certification of Chief Financial Officer pursuant to 15 U.I.C. Section
             10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
             2002 (filed herewith).

   32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.I.C. Section 10A, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).