Form 10QSB
period 2003-12-31
AMERALIA INC
filed 2004-03-22
CIK 811419

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the Quarter Ended December 31, 2003

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

As of March 19, 2004, the number of shares outstanding of the company's $.01 par value common stock was 16,662,301 and the number of shares outstanding of $.05 par value preferred stock was 82.

                                 AMERALIA, INC.

                              INDEX TO FORM 10-QSB


                                                                                             Page

Index

PART I:  FINANCIAL INFORMATION


Item 1:  Financial Statements

         Consolidated Balance Sheets - December 31, 2003                                      1

         Consolidated Statements of Operations for the Half Years and Quarters
         ending December 31, 2003 & 2002                                                      3

         Consolidated Statements of Stockholders' Equity (Deficit)                            4

         Consolidated Statements of Cash Flows for the Half Years
         ending December 31, 2003 & 2002                                                      5

         Notes to Consolidated Financial Statements                                           7

Item 2:  Management's Discussion and Analysis or Plan of Operation                           22

Item 3:  Controls and Procedures                                                             24


PART II: OTHER INFORMATION

Item 1:  Legal Proceedings                                                                   25

Item 2:  Changes in Securities                                                               25

Item 5:  Other Information                                                                   26

Item 6:  Exhibits and Reports on Form 8-K                                                    26


SIGNATURE                                                                                    27

                         AMERALIA, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                     ASSETS

                                                            December 31,
                                                                2003
                                                            ------------
CURRENT ASSETS                                               (Unaudited)

  Cash                                                      $      3,599
  Restricted cash                                                741,289
  Accounts receivable, net                                     1,900,363
  Inventories                                                    562,153
  Prepaid expenses                                               571,392
                                                            ------------

    Total Current Assets                                       3,778,796
                                                            ------------

FIXED ASSETS

  Property plant and equipment, net                           10,809,909
  Cavities and well development, net                           2,010,626
  Mineral leases                                               4,167,471
                                                            ------------

    Total Fixed Assets                                        16,988,006
                                                            ------------

OTHER ASSETS

  Water rights                                                 3,150,582
  Patents                                                         47,755
  Well and well development RSL                                  595,001
  Machinery and engineering drawings                           7,500,000
  Deferred financing and acquisition costs                     3,195,888
  Rock school lease and reserves                               3,300,000
  Deposits and bonds                                              30,000
                                                            ------------

    Total Other Assets                                        17,819,226
                                                            ------------

    TOTAL ASSETS                                            $ 38,586,028
                                                            ============

   The accompanying notes are an integral part of these consolidated financial statements.

                         AMERALIA, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                 December 31,
                                                                     2003
                                                                 ------------
CURRENT LIABILITIES                                               (Unaudited)

 Accounts payable                                                $  3,190,890
 Royalties payable                                                    643,882
 Guarantee fees payable                                               207,936
 Accrued expenses                                                   1,378,681
 Due to related parties                                             1,938,448
 Notes payable                                                     26,124,000
 Capital leases payable                                                29,146
 Interest payable                                                     308,597
                                                                 ------------

    Total Current Liabilities                                      33,821,580
                                                                 ------------

LONG TERM LIABILITIES

  Notes payable                                                    11,121,583
  Capital lease obligations                                           267,649
  Asset retirement obligations                                      1,017,740
                                                                 ------------

    Total Long Term Liabilities                                    12,406,972
                                                                 ------------

    Total Liabilities                                              46,228,552
                                                                 ------------

COMMITMENTS AND CONTINGENCIES                                              --

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, $0.05 par value; 1,000,000 authorized;
   82 issued and outstanding                                                4
  Common stock, $0.01 par value; 100,000,000 shares
   authorized; 14,964,632 issued and outstanding                      149,646
  Additional paid-in capital                                       24,356,724
  Accumulated deficit                                             (32,148,898)
                                                                 ------------

     Total Stockholders' Equity (Deficit)                          (7,642,524)
                                                                 ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $ 38,586,028
                                                                 ============

   The accompanying notes are an integral part of these consolidated financial statements.

                         AMERALIA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                             For the Three Months                 For the Six Months
                                              Ended December 31,                  Ended December 31,
                                        ------------------------------      ------------------------------
                                            2003              2002              2003              2002
                                        ------------      ------------      ------------      ------------

REVENUES                                $  3,282,004      $         --      $  6,636,271      $         --
                                        ------------      ------------      ------------      ------------

Cost of goods sold                         3,732,568                --         7,239,205      $         --
                                        ------------      ------------      ------------      ------------

Gross profit (deficit)                      (450,564)               --          (602,934)     $         --
                                        ------------      ------------      ------------      ------------

EXPENSES

  General and administrative                 306,679           624,018           594,635           932,689
  Depreciation, amortization
    and accretion expense                      1,336             2,848            10,499             4,462
                                        ------------      ------------      ------------      ------------

     Total Expenses                          308,015           626,866           605,134           937,151
                                        ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS                        (758,579)         (626,866)       (1,208,068)         (937,151)
                                        ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE)

  Interest expense                          (768,670)          (84,157)       (1,542,075)         (162,128)
  Other financing costs                     (207,936)         (110,968)         (207,936)         (279,556)
  Interest income                                292                93             1,356               139
                                        ------------      ------------      ------------      ------------

     Total Other Income (Expense)           (976,314)         (195,032)       (1,748,655)         (441,545)
                                        ------------      ------------      ------------      ------------

LOSS BEFORE
    INCOME TAX EXPENSE                    (1,734,893)         (821,898)       (2,956,723)       (1,378,696)

  Income tax expense                              --                --                --                --
                                        ------------      ------------      ------------      ------------

NET LOSS                                $ (1,734,893)     $   (821,898)     $ (2,956,723)     $ (1,378,696)
                                        ============      ============      ============      ============

BASIC LOSS PER SHARE                    $      (0.12)     $      (0.06)     $      (0.20)     $      (0.09)
                                        ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                 14,964,632        14,803,136        14,959,632        14,616,332
                                        ============      ============      ============      ============

   The accompanying notes are an integral part of these consolidated financial statements.

                         AMERALIA, INC. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                 Preferred Stock                Common Stock           Additional
                                           ---------------------------   ---------------------------     Paid-In      Accumulated
                                              Shares         Amount         Shares         Amount        Capital         Deficit
                                           ------------   ------------   ------------   ------------   ------------   ------------

Balance, June 30, 2002                               82   $          4     14,323,216   $    143,232   $ 21,710,478   $(18,550,920)

Shares issued for conversion
   of guaranty fee payable at $1.00
   per share                                         --             --        551,416          5,514        545,902             --

Conversion of notes payable
   to equity at average price of $0.61
   per share                                         --             --         70,000            700         41,800             --

Contribution of capital                              --             --             --             --        848,744             --

Net loss for the year ended
   June 30, 2003                                     --             --             --             --             --    (10,641,255)
                                           ------------   ------------   ------------   ------------   ------------   ------------

Balance, June 30,2003                                82              4     14,944,632        149,446     23,146,924    (29,192,175)

Contribution of Capital
   (Unaudited)                                       --             --             --             --      1,200,000             --

Shares issued for conversion
   of note payable (unaudited)                       --             --         20,000            200          9,800             --

Net loss for the six months
   ended December 31, 2003
   (unaudited)                                       --             --             --             --             --     (2,956,723)
                                           ------------   ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2003
   (Unaudited)                                       82   $          4     14,964,632   $    149,646   $ 24,356,724   $(32,148,898)
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

                         AMERALIA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                             For the Six Months
                                                                             Ended December 31,
                                                                       ------------------------------
                                                                           2003              2002
                                                                       ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                             $ (2,956,723)     $ (1,378,696)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Amortization of debt discount                                                --               442
    Depreciation and amortization                                           543,172             4,462
    Interest expense contributed to capital                               1,200,000                --
  Change in Operating Assets and Liabilities:
    Decrease in restricted cash                                             761,785            13,205
    (Increase) in accounts and interest receivable                         (149,820)               --
    (Increase) in inventory                                                  (6,870)               --
    Decrease in related party receivables                                        --             8,333
    Decrease in prepaid expenses                                            101,919            67,560
    Decrease in deposits and bonds                                           63,942           147,522
    (Increase) in other assets                                             (242,981)         (118,337)
    Increase (decrease) in accounts payable and royalties payable          (200,323)          845,677
    Increase in due to related parties                                      405,192           245,639
    Increase in accrued expenses                                            381,625           184,843
    Increase in guaranty fees payable                                       207,936           658,896
    Increase in interest payable                                            112,571            41,677
    (Decrease) in asset retirement obligation                               (43,930)               --
                                                                       ------------      ------------

          Net Cash Provided  in Operating Activities                        177,495           721,223
                                                                       ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES

    Well and well development                                              (128,515)           (6,325)
    Machinery and engineering drawings                                           --        (1,235,101)
    Purchase of property and equipment                                      (40,338)               --
                                                                       ------------      ------------

          Net Cash Used in Investing Activities                        $   (168,853)     $ (1,241,426)
                                                                       ------------      ------------

   The accompanying notes are an integral part of these consolidated financial statements.

                         AMERALIA, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                       For the Six Months
                                                                       Ended December 31,
                                                                 ------------------------------
                                                                     2003              2002
                                                                 ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Payments on capital leases                                     $    (28,006)     $         --
  Cash received from notes payable                                     20,000           510,000
                                                                 ------------      ------------

      Net Cash Provided (Used) by Financing Activities                 (8,006)          510,000
                                                                 ------------      ------------

NET DECREASE IN CASH                                                      636           (10,203)

CASH AT BEGINNING OF YEAR                                               2,963            11,701
                                                                 ------------      ------------

CASH AT END OF YEAR                                              $      3,599      $      1,498
                                                                 ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR

  Income taxes                                                   $         --      $         --
  Interest                                                       $    229,504      $    260,026

NON-CASH FINANCING ACTIVITIES

  Common stock issued for financing costs                        $         --      $    658,896
  Conversions of notes payable to equity                         $     10,000      $         --
  Contribution of interest payable to capital                    $  1,200,000      $         --
  Warrants granted in conjunction with debt instruments          $         --      $      2,647

   The accompanying notes are an integral part of these consolidated financial statements.

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2003


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited condensed consolidated financial statements have been prepared by AmerAlia, Inc. ("the Company" or "AmerAlia") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its Annual Report on Form 10-KSB for the year ended June 30, 2003. Operating results for the six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004.

NOTE 2 - GOING CONCERN

              The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has previously had a substantial deficit in its working capital and has generated significant losses from operations. However, the acquisition of the principal assets of White River Nahcolite Minerals, LLC ("WRNM"), as more fully described in Note 4, was accomplished using short-term finance and the Company has now completed on March 19, 2004 arrangements to exchange these short-term facilities for long-term arrangements, as discussed more fully in Note 5 - Subsequent Events. In addition, the Company has raised an additional $5,500,000 in funding and converted some debt obligations into equity. The finalization of this financial closing now ensures a positive working capital ratio at the date of the financial closing and an increase in cash resources and total assets. The Company has begun to generate revenue through the production and sale of sodium bicarbonate products.

NOTE 3 - OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS

              Under FASB Statement 123, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 150% and 109.388%; risk-free interest rates of 1.71, and 2.77 percent and expected lives of 3.0 and 3.0, for the six months ended December 31, 2003 and 2002, respectively.

              Had compensation cost for the Company's stock options granted to directors and employees been based on the fair value as determined by the Black-Scholes option pricing model at the grant date under the accounting provisions of SFAS No. 123, the Company would have recorded an additional expense of $75,189 and $140,107 for the six months ended December 31, 2003 and 2002, respectively. Also under these same provisions, the Company's net loss would have been changed by the pro forma amounts indicated below:

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2003

NOTE 3 - OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS (Continued)


                                                    December 31,
                                            ------------------------------
                                                2003              2002
                                            ------------      ------------
         Net loss:
             As reported                    $ (2,956,723)     $ (1,378,696)
             Pro forma                      $ (3,031,912)     $ (1,518,803)

                                                    December 31,
                                            ------------------------------
                                                2003              2002
                                            ------------      ------------
         Basic loss per share:
             As reported                    $      (0.20)     $      (0.09)
             Pro forma                      $      (0.20)     $      (0.10)

         A summary of the status of the Company's stock options and warrants as of December 31, 2003 and changes during the six months ended December 31, 2003 is presented below:

                                                                              Weighted          Weighted
                                                            Options,          Average           Average
                                                            Warrants          Exercise         Grant Date
                                                           and SAR's           Price           Fair Value
                                                          ------------      ------------      ------------
         Outstanding, June 30, 2003                          1,517,500      $       1.22      $       1.25
             Granted                                           150,000              0.55              0.60
             Expired/Canceled                                  (80,000)            (1.50)               --
             Exercised                                              --                --                --
                                                          ------------      ------------      ------------

         Outstanding, December 31, 2003                      1,587,500      $       1.14      $       1.19
                                                          ============      ============      ============

         Exercisable, December 31, 2003                      1,587,500      $       1.14      $       1.19
                                                          ============      ============      ============

         The following summarizes the exercise price per share and expiration date of the Company's outstanding options and warrants to purchase common stock at December 31, 2003:

         Expiration Date                       Price            Number
         ---------------                    ------------     ------------

         June 30, 2004                      $       1.45          112,500
         October 24, 2004                   $       0.74           75,000
         April 30, 2005                     $       1.09          475,000
         June 30, 2005                      $       0.55          150,000
         April 30, 2006                     $       1.09           12,500
         April 30, 2007                     $       1.09           12,500
         April 30, 2008                     $       1.09           25,000
         June 28, 2006                      $       1.50          505,000
         June 30, 2006                      $       0.55          150,000
         June 28, 2006 (SAR's)              $       1.50           70,000
                                                             ------------
                                                                1,587,500
                                                             ============

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2003


NOTE 3 - OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS (Continued)

         During the six months ended December 31, 2003, options to purchase 150,000 shares were granted, no options or warrants were exercised and options to purchase 80,000 shares expired. Under the shareholder approved 2001 Directors' Incentive Plan, each director (who is not an employee or officer) is granted an option to purchase 75,000 shares at a current market price when joining the Board of Directors. In addition, options to purchase 37,500 shares are granted to each such director sitting at July 1 of each year. The exercise price for these options is the average market price during the month of June preceding each grant date, and the options have a three-year term. Options granted under the Directors' Incentive Plan can be exercised six months after the date of grant.

         As discussed below in Note 5 - Subsequent Events, additional warrants have been granted in conjunction with the financial closing.

NOTE 4 - PURCHASE TRANSACTION

         On February 20, 2003, AmerAlia, Inc., through its indirect, wholly-owned subsidiary, Natural Soda, Inc. ("NSI"), purchased the WRNM assets and certain related contracts held by IMC Chemicals Inc. ("IMC Chemicals") with short-term financing provided by funds associated with The Sentient Group of Grand Cayman. As discussed more fully below in
         Note 5 - Subsequent Events, this short-term financing was converted into long term financing at the financial closing completed March 19, 2004. NSI is owned by Natural Soda Holdings, Inc. ("NSHI"), although the Sentient entities (described below) hold all the outstanding NSHI and NSI common stock as collateral for the repayment of their loans. The primary reasons for the acquisition were to acquire operating assets and an established customer base, gain cash flow and secure substantial additional resources of naturally occurring sodium bicarbonate. AmerAlia owns 100% of the outstanding stock of NSHI. WRNM was an indirect, wholly-owned subsidiary of IMC Global, Inc. ("IMC"). IMC Chemicals is a subsidiary of IMC.

         Description of the Transaction.

         NSI acquired all of the assets, subject to all of the liabilities, of WRNM for a total purchase price of $20.6 million. (See "Description of the Assets", below.) WRNM and IMC assigned to NSI all of their interests in the assets (including property, plant, equipment, water rights, accounts receivables, and four federal sodium leases issued by the Bureau of Land Management). NSI assumed WRNM's accounts payable. All of the 22 employees previously working for WRNM accepted employment from NSI. None of the employees are members of a collective bargaining unit. The Company has accounted for the acquisition as a purchase under the provisions of SFAS No. 141. Accordingly, the Company has recorded the assets acquired and the liabilities assumed at their fair market values. The excess purchase price has been allocated to the assets purchased. No amount was allocated to goodwill.

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2003


NOTE 4 - PURCHASE TRANSACTION (Continued)

         Description of the Assets.

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

         The Sodium Leases:

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

         The Plant:

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

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2003


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

         Water Rights:

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

         Fee Property:

         WRNM transferred to NSI real property owned in fee simple that is used for the existing water storage reservoir of about 35.8 acres, about 25 miles east of the plant.

         Other Assets:

         In addition to the federal sodium leases and the assets associated with the plant, NSI acquired approximately 3,900 tons of sodium bicarbonate inventory in storage at the plant site and in a warehouse located in Rifle, Colorado.

         In consideration for the settlement of certain amounts that AmerAlia owed it resulting from the May 1999 Design/Build Contract, U.S. Filter assigned equipment to NSI that it had fabricated for AmerAlia under the May 1999 Design/Build Contract. This equipment included a centrifuge, six silos, a dryer system, baghouse equipment, air compressors, pumps and pump parts, and is located in storage facilities in Colorado, Illinois, Kentucky, Maryland, Michigan, Mississippi, New York, Oregon, Pennsylvania, Utah, Virginia, and Wisconsin. AmerAlia originally intended to use this equipment in the plant it had contemplated constructing for production from the Rock School Lease, however, AmerAlia now plans to use this equipment to expand its new NSI plant.

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2003


NOTE 4 - PURCHASE TRANSACTION (Continued)

         Description of the Assets (Continued)

         Marketing:

         IMC Chemicals, on behalf of WRNM, had entered into a number of marketing contracts with various distributors and users of the sodium bicarbonate products that the plant produces. Of these, the most significant (in tonnage as well as revenue) had been an agreement with Bioproducts Incorporated of Fairlawn, Ohio to distribute animal feed grade products. Notice was issued to Bioproducts in accordance with this agreement that had the effect of terminating this contract December 31, 2003. The Company is now entering into new marketing agreements with Bioproducts and others on more favourable terms. NSI has put its own marketing arrangements into place and will actively solicit product orders in all markets where it is permitted to do so.

         The majority of industrial and USP grade products is distributed by an agent, Vitusa Products, Inc. of Berkeley Heights, New Jersey. Together, Bioproducts and Vitusa account for about 75% of production. There is no distribution contract with Vitusa. There are no other significant marketing relationships.

         Other Contractual Arrangements:

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

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2003


NOTE 4 - PURCHASE TRANSACTION (Continued)

         Description of the Short-Term Financing.

         At the time the asset purchase agreement with IMC Global was due for completion, AmerAlia and Sentient Global Resource Fund I, LP and Sentient Global Resource Trust No. 1 of George Town, Grand Cayman, Cayman Islands (the "Sentient entities") had not yet finalized their own agreements with respect to the final structure and commercial arrangements between them in funding and competing this acquisition. Therefore, as an interim measure, AmerAlia and the Sentient funds entered into a "Closing Agreement" which provided for temporary short-term funding to be replaced by the long term funding structure when the final structure and commercial arrangements were resolved.

         Consequently, the Sentient entities loaned $24,000,000 to NSHI. NSHI used these funds to pay the purchase price to WRNM (approximately $20.6 million), payment of deposits to certain vendors to the WRNM business that NSI acquired, a portion of the fee to U.S. Filter for termination of the May 1999 Design/Build Contract, transaction costs, and working capital.

         The two Sentient entities loaned the funds to NSHI on a short-term basis and took a security interest in 100% of the outstanding shares of NSI capital stock. As a result, NSHI was obliged to repay the entire amount of the loan on or before March 24, 2003. This due date was periodically extended until January 30, 2004. The agreement was not extended again as the Sentient entities and AmerAlia (through NSHI) completed their agreements on March 19, 2004 for the financial closing and long-term financing for the acquisition as set forth below in Note 5 - Subsequent Events.

NOTE 5 - SUBSEQUENT EVENTS

         Financial Closing and Long-Term Financing Agreements.

         On March 19, 2004 AmerAlia and the Sentient Entities completed their arrangements known as the financial closing. The principal agreement is the Debenture Purchase Agreement which provided for the repayment of the short-term financing and the raising of additional funding. A Securityholder Agreement between AmerAlia, NSHI, NSI and the Sentient Entities defines their mutual expectations and conduct with respect to the restrictions on transfer of the debentures and other securities issued in the transaction; board representations and appointment of management; budget approvals and minimum voting majority; limitations on the actions of NSHI and NSI; restrictions on transfer of securities and/or a trade sale including drag along/tag along rights; forbearance agreements; agreements for the exchange of Series B2 Debentures into 49% of NSI common stock and exchange of the NSI common stock for AmerAlia common stock; exchange of the Series B1 and Series B2 Debentures for AmerAlia common stock and dispute resolution procedures. The agreements include a Management & Cost Reimbursement Agreement. Finally, in consideration for amending the terms of the original closing agreement completed with the Sentient Entities on February 20, 2003 to allow a closing, the Company has granted the Sentient Entities warrants to purchase 600,000 shares of AmerAlia's restricted common stock exerisable at $1.00 per share until March 19, 2009.

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2003


NOTE 5 - SUBSEQUENT EVENTS (Continued)

         Financial Closing and Long-Term Financing Agreements (Continued). Under these agreements, NSHI raised additional debt of $5,500,000 through the issue of new debentures, as follows:

         - AmerAlia received $3,500,000 in NSHI Series A Secured 10% Debentures utilizing funds it raised from accredited investors (see "AmerAlia Funding", below);

         - The Sentient Entities invested an additional $2,000,000 in NSHI Series A Secured 10% Debentures;

         - AmerAlia reached certain agreements with its principal shareholders and creditors.

         In addition at the financial closing, NSHI issued to the Sentient Entities in exchange for its $24 million short term loan:

         -        $3,000,000 in Secured Series A 10% Debentures;

         -        $11,300,000 in Secured Subordinated Series B1 Debentures;

         -        $9,700,000 in Secured Subordinated Series B2 Convertible
                  Debentures.

         NSHI also issued to AmerAlia in cancellation of its loan to NSHI of approximately $17,678,100:

         -        $275,000 of Secured Series A 10% Debentures;

         -        $12,000,000 of Unsecured Subordinated Series C Debentures;

         - 4,949 shares of Series A Preferred Stock having a liquidation value of $4,949,000;

         - an additional issue of common stock bringing the total common stock held by AmerAlia to 51,000 shares, being all the common stock issued.

         NSHI also issued $750,000 of Secured Series A 10% Debentures to NSI in exchange for an obligation by NSI to pay $750,000 to NSHI. The purpose of the issue of the $750,000 Series A Debenture to NSI was to enable NSI to provide the debenture as collateral to the Mars Trust for its bonding support as discussed below at "Related Party Transactions".

         In addition, the board of directors of NSHI and of NSI will be expanded to five members comprising two representatives from AmerAlia, two representatives from the Sentient Entities and one member with industry experience mutually acceptable to all parties. While this fifth person has been selected and has agreed to serve as a director, he has not yet been appointed to the boards of NSHI and NSI as at the date of financial closing.

         Description of the Debentures.

         The Series A Debentures were issued March 19, 2004 and are due September 30, 2005. The interest rate is paid at 10% per annum, quarterly with the first interest payment due June 30, 2004. The Series A Debentures are senior to all other debentures and are collateralized by all of the assets of NSI and NSHI, as well as by all of NSHI's common stock of NSI. These assets also collateralize the Series B1 Debentures and the Series B2 Debentures held by the Sentient entities. Sentient Resources USA, Inc. acts as agent holding the collateral for the benefit of all of the secured debenture holders.

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2003


NOTE 5 - SUBSEQUENT EVENTS (Continued)

         Description of the Debentures (Continued)

         The Series B1 and B2 Debentures are subordinate to the Series A Debentures but rank equally with the Series C Debentures with respect to all payments of principal and interest unless the Series B Debenture holders declare an event of default. The Series B1, Series B2 and Series C debentures were issued March 19, 2004, pay interest quarterly and have interest rates as follows:

                                                     Interest Rate
                     Period                            Per Annum
                     ------                          -------------
         March 19, 2004 - June 30, 2004                        1.5%
         July 1, 2004 - June 30, 2005                          4.5%
         July 1, 2005 - June 30, 2006                          7.5%
         July 1, 2006 - June 30, 2007                         10.5%
         July 1, 2007 - February 19, 2008                     13.5%

         The Series B1 Debentures have a right to earn "Contingent Interest" which means a payment of additional interest, which when added to the other payments of principal and interest on the Debentures held by the Sentient Entities, could provide the Sentient Entities with an internal rate of return of 34.8766% per annum compounded annually, using March 19, 2004 as the commencement date. Contingent Interest shall be paid on the amounts represented by the Series B1 Debentures to the Sentient Entities only (a) on the Maturity Date of the Series B1 Debentures, if owed, subject to the achievement of the contingencies described below,
         (b) without regard to the contingencies described below, if the Company prepays any of the Series B Debentures, and (c) without regard to the contingences described herein, upon the declaration of a default pursuant to the Series B Debentures. Contingent Interest shall not be payable if the Adjusted EBITDA of the Company is less than $500,000 for the 12-month period prior to the Maturity Date; provided, however, that if the Adjusted EBITDA is less than $500,000, then if the Adjusted EBITDA of the Company is in excess of $1,000,000 in the aggregate for a 36-month period immediately prior to the Maturity Date, the Contingent Interest shall be due and payable on the Maturity Date. In addition to the quarterly payments of interest in accordance with the interest rate table above, a mandatory prepayment of principal of $4,156,885 is required to be paid on September 30, 2005

         The Series B2 Debentures also have similar terms and conditions as the Series B1 Debentures except that the "Contingent Interest" internal rate of return is thirty percent (30%) per annum compounded annually, commencing February 20, 2003.

         The Sentient Entities also have the option to convert the Series B2 Debentures into 49% of the common stock of NSI. The Sentient Entities also have the option to exchange the Series B1 Debentures and/or the Series B2 Debentures into shares of AmerAlia common stock. This right to exchange the debentures (or the underlying NSI common stock if the Sentient Entities convert the Series B2 Debentures) provides for the issuance of AmerAlia common stock at a price equal to 85% of the market price for the AmerAlia common stock. If the Sentient Entities were to exchange these debentures, they would acquire a significant majority of AmerAlia's shares based on today's stock prices and could exercise control of AmerAlia.

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2003


NOTE 5 - SUBSEQUENT EVENTS (Continued)

         Description of the Debentures (Continued)

         The Unsecured Subordinated Series C Debentures held by AmerAlia earn the same interest rate as the Series B Debentures and have a right to earn contingent interest up to a total internal rate of return of fifteen per cent (15%) per annum compounded annually, commencing February 20, 2003. They rank equally with the Series B1 and Series B2 Debentures with respect to all payments of principal and interest unless the Series B Debenture holders declare an event of default in which case the Series B1 and Series B2 Debentures will be senior to and be repaid prior to the Series C Debentures. The Series C Debentures have been pledged by AmerAlia to secure guarantees and loans as discussed below under "Other Loans" and "Continuing Guarantee of Bank of America Indebtedness".

         The Series B and the Series C Debentures have a provision that if NSHI sells NSI or substantially all of the assets of NSI in a trade sale, then the proceeds must be used to repay the Series A Debentures, then the Series B1 Debentures, then the Series B2 Debentures and then the Series C Debentures.

         Drag Along & Tag Along Rights.

         The drag along and tag along rights apply to the Sentient Entities and to AmerAlia if the Sentient Entities own NSI common stock and the remaining Series B1 Debentures have been repaid. They are defined in the Securityholder Agreement.

         Under the drag along rights, if the Sentient Entities wish to sell all (and not less than all) of the shares of NSI common stock they own, the Sentient Entities shall make a written offer to sell the shares to AmerAlia naming a price and the terms of purchase. If AmerAlia does not elect irrevocably and in writing to purchase the shares within 30 days, the Sentient Entities may complete the sale of the shares to a third party at the same price and on the same terms within 90 days of AmerAlia's receipt of the written offer. The Sentient Entities may further require that AmerAlia or NSHI sell all the shares of NSI common stock it then owns to the third party on the same terms. If the AmerAlia shareholders are required to approve the sale of the NSI common stock by AmerAlia and fail to do so, then there is a mechanism whereby the Sentient Entities can gain a majority of the board and a majority of the common stock of NSHI. Thereafter, the Sentient Entities shall have 90 days to complete the sale of the shares to the third party. If the Sentient Entities are unable to complete the sale within that time, the Sentient Entities will rescind the actions that gave them control.

         Alternatively, under the tag along rights, if AmerAlia wishes to sell the NSI shares of common stock it owns, AmerAlia shall make a written offer to the Sentient Entities naming a price and terms. If the Sentient Entities do not elect irrevocably and in writing to purchase the shares within 30 days, AmerAlia may complete the sale of the shares to a third party at the same price and on the same terms within 90 days of the Sentient Entities receipt of the written offer, provided that the Sentient Entities may require the purchaser to purchase its shares at the same price and on the same terms. If the purchaser will not buy the shares held by the Sentient Entities, AmerAlia may not sell its shares unless AmerAlia buys the Sentient Entities shares on the same terms and conditions.

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2003


NOTE 5 - SUBSEQUENT EVENTS (Continued)

         Other Agreements.

         Management & Cost Reimbursement Agreement:

         This agreement provides for the payment of $700,000 per year commencing October 1, 2003 for two years to AmerAlia for providing management services to NSHI and NSI. The agreement also provides for indemnification of NSHI and the Sentient Entities from certain AmerAlia creditors. AmerAlia's rights to this agreement have been pledged as security to U.S. Filter under its settlement agreement with U.S. Filter completed on February 21, 2003 and discussed in AmerAlia's filings on Form 8-K.

         Intention to Seek AmerAlia Shareholder Approval:

         Although not specifically required by Utah corporate law, AmerAlia will seek shareholder ratification of the various transactions described above. AmerAlia must diligently pursue the finalization of the proxy statement in accordance with the rules of the Securities & Exchange Commission and obtain the approval of its shareholders of these transactions as soon as possible but no later than June 30, 2004. AmerAlia will ask its shareholders to approve:

         - pledging as collateral substantially all of the assets of AmerAlia's subsidiary NSHI and its subsidiary, NSI;

         - pledging as collateral the Series A Debentures, the Series C Debentures and the Series A Preferred Stock that AmerAlia has acquired from NSHI;

         - agreeing to issue AmerAlia common stock in exchange for the Series B1 Debentures, the Series B2 Debentures, and the NSI common stock if required to do so under the Securityholder agreement;

         -        approving the drag along and tag along rights described above;
                  and

         - other aspects of the asset acquisition transaction and the financing transaction.

         It was also a condition of the financial closing that the Sentient entities be satisfied that AmerAlia's directors and its principal shareholder have agreed to vote for the transactions when presented for shareholder approval. Shareholder and voting agreements between the directors of AmerAlia and the Mars Trust require the Mars Trust to vote at the shareholders meeting for or against each resolution put forward in connection with these transactions in proportion to how each individual director votes his own shares. Currently, the AmerAlia directors own about 7.6% of the outstanding AmerAlia common stock and the Company expects that they will all vote for the transaction. As the Mars Trust owns approximately 47.6% of the outstanding common stock, we expect that a majority of the shareholders will approve the transactions.

         If, however, the AmerAlia shareholders do not approve the transactions when presented at the shareholders meeting, then this will be an event of default under the Series B1 and Series B2 Debentures, thereby entitling the Sentient Entities to foreclose on the collateral they hold.

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2003


NOTE 5 - SUBSEQUENT EVENTS (Continued)

         AmerAlia Funding:

         The Company has raised $3,500,000 from a group of accredited, unaffiliated investors, each of them less than five percent shareholders of the company, through the issue of 10% promissory notes due September 30, 2005. The Company also granted four warrants for each $10 of their promissory notes to subscribe for shares of restricted common stock in the Company at $1.00 per share until March 19, 2009. The Promissory notes are secured by an equal value of NSHI Series A Debentures held by the Company. The warrant agreements are on the same terms and conditions as the warrants issued to the Sentient entities. A total of 1,400,000 warrants were granted to these accredited investors.

         Finders' Fees:

         The Company has agreed to pay finders fees of $55,000 in cash to RBC Dain Rauscher and 206,000 shares of restricted common stock to an unaffiliated accredited investor for negotiating these funding arrangements.

         In February, 2003 the Company reached an agreement to pay a finder's fee to McFarland Dewey Securities Co, LLP of $1,000,000 and the reimbursement of expenses of approximately $11,000. If the obligation was not paid by April 12, 2003 then the Company was also obliged to issue 503,979 shares of restricted common stock. At the financial closing, the Company and McFarland Dewey completed a new settlement agreement under which McFarland Dewey agreed to accept $750,000 in cash, a $250,000 promissory note secured by an equal value NSHI Series A Debenture, an unsecured promissory note due May 10, 2004 for $18,000 for expenses reimbursement, the issue of the 503,979 shares discussed above, the grant of 300,000 warrants on the same terms as those granted to the Sentient Entities and the investors above, and the release of any and all claims under the prior agreement.

         Other loans:

         Prior to the financial closing, the Company was obligated under guaranty and loan agreements to two accredited investors who had provided loan funds with accrued interest totaling approximately $2,317,700 at the time of the financial closing. The Company has met these obligations by issuing 242,590 shares of restricted common stock in satisfaction of outstanding guarantee fees and two promissory notes secured by the remainder of the Company's Series C Debentures and 359 shares of its NSHI Series A Preferred Stock. Any interest, contingent interest, dividends or principal repayments received by the Company from the pledged securities must be applied to meeting the obligations on these notes.

         Related Party Transactions.

         Satisfaction of Bonding Requirements:

         AmerAlia was not able to complete the asset acquisition and the financial closing without the assistance of its majority shareholder, the Mars Trust. As reported in other filings made by AmerAlia, the Mars Trust has provided support for AmerAlia in the past, including providing a letter of credit to support a $400,000 reclamation bond required for the maintenance of the Rock School Lease. In order to complete the asset acquisition, NSI and NSHI had to provide bonds or other financial security covering various federal permits, totaling approximately $960,000, including the prior bond for the Rock School lease which was reduced to $35,000, as follows:

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2003


NOTE 5 - SUBSEQUENT EVENTS (Continued)

         Related Party Transactions (Continued)

         BLM Mineral Lease Bonds - WRNM leases                                  $    542,000

         Rock School Lease                                                      $     35,000

         Letter of credit re: EPA underground injection control permit          $    231,730

         Letter of credit re: DMG mining permit                                 $    150,750

         Neither AmerAlia nor NSHI had the financial capability to satisfy the bonding requirements imposed by the government agencies. The Mars Trust agreed to provide support for these bonding requirements to NSHI and NSI subject to their agreement to:

         - reimburse the Mars Trust for its expenses in obtaining these bonds (which totaled approximately $24,000);

         - pay the Mars Trust a fee of $75,000 per year to maintain the bonds; and

         - remove the Mars Trust from liability for the bonds within two years.

         As part of the financial closing, NSI pledged a $750,000 Series A Debenture to the Mars Trust to collateralize any indemnification obligation that might arise under the bonds. The $75,000 due to the Mars Trust under this agreement for the first year of the agreement was paid at the financial closing and NSI must pay the second year fee of $75,000 within sixty days of the financial closing.

         Continuing Guarantee of Bank of America Indebtedness:

         The Mars Trust arranged a loan for AmerAlia from the Bank of America in 1999 and guaranteed its repayment. The loan has been renewed on a year-to-year basis and is now due December 31, 2005. Over time, the amount of the loan has increased to $9,921,583. Substantially all the loan proceeds were used for obligations to U.S. Filter under the May 1999 Design/Build Agreement, for other activities in connection with the development of the Rock School Lease, and for other AmerAlia working capital expenses (including the expenses of negotiating for the acquisition of the WRNM assets).

         The Mars Trust and the Company have agreed to secure the Trust's guaranty of the Bank of America debt and its repayment on the following basis:

         - AmerAlia shall pledge Series C Debentures to the Mars Trust in the current amount of the loan ($9,921,583);

         - The Trust shall receive the interest and any contingent interest or principal on the Series C Debenture and use any amounts received to pay any outstanding interest or principal under the Bank of America loan and to reduce amounts owed by AmerAlia to the Trust;

         - If the amount of interest paid by the Trust to the Bank of America exceeds the amount of interest received by the Trust from the pledged Series C Debentures, the Trust agrees, upon AmerAlia's written notice, to pay (i) 65% of the total amount of interest due on the Bank of America loan during calendar year 2004, and; (ii) 50% of the total amount of interest due on the Bank of America loan during calendar year 2005. Such interest paid by the Trust using its own funds will become an AmerAlia obligation evidenced by a promissory note;

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2003


NOTE 5 - SUBSEQUENT EVENTS (Continued)

         Related Party Transactions (Continued)

         - To the extent that the Series C Debenture interest exceeds the Bank of America interest payments, the Trust will allow AmerAlia to reduce the outstanding interest and principal due under the promissory note issued to the Trust at the financial closing. After all the outstanding interest and principal due under any additional promissory notes and the promissory note issued at the financial closing has been paid, any excess Series C interest may be kept by the Trust as consideration for providing the guaranty; and

         - The Mars Trust released its existing security interest in NSHI and AmerAlia upon the financial closing.

         Repayment of NSHI Indebtedness to the Mars Trust:

         In May 2002, the Mars Trust lent NSHI $250,000 pursuant to two promissory notes bearing interest at 8% per annum. NSHI used a substantial portion of these funds to pay expenses in connection with negotiating the asset transaction with WRNM and the financing transaction with Sentient. In addition, NSHI paid a portion of the proceeds to AmerAlia (which owns 100% of NSHI common stock) which AmerAlia used to pay some of its obligations. The Mars Trust also made various short term loans at 8% interest to NSHI to enable AmerAlia to meet its interest obligations to the Bank of America. At the time of the financial closing the total of these advances and accrued interest was $969,636. The Company repaid $500,000 at the financial closing and has issued a 7% unsecured promissory note due December 31, 2005 for the balance.

         Letters of Forbearance:

         A condition to the financial closing was that Mr. Bill H. Gunn, Chairman and CEO, and Mr. Robert van Mourik, Executive Vice President and Chief Financial Officer of AmerAlia sign letters forgoing their rights to take action against the Company to recover unpaid compensation, expenses and advances made to the Company.

         Other.

         Settlement of Legal Actions:

         In August 2003, the Fauquier County Circuit Court entered judgment against AmerAlia in Stephen Keiley v. AmerAlia, Inc. (case no. CL03-172) in the amount of $47,600, plus court and attorney's costs of $4,100. The Company paid this judgement at the financial closing.

         In December 2003, a motion for judgement was filed against AmerAlia in the matter entitled Morgan Lewis & Bockius LLP v. AmerAlia, Inc. (index no. 111546/2003, Supreme Court, New York County, New York, in the amount of $25,000 which was paid at the financial closing.

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2003


NOTE 5 - SUBSEQUENT EVENTS (Continued)

         Other (Continued)

         Stock Issuances:

         In March 2004, we issued:

         1. 503,979 shares of restricted common stock to McFarland Dewey Securities Co. LLP in part payment of obligations due to them;

         2. 206,000 shares of restricted common stock to an unaffiliated accredited investor in satisfaction of finder's fees related to the Company's issuance of promissory notes to complete the financial closing;

         3. 242,590 shares of restricted common stock in satisfaction of outstanding guaranty fees payable due to two unaffiliated, accredited investors; and

         4. a total of 745,100 shares to directors of the Company or their affiliates in satisfaction of unpaid compensation, expenses and advances owing to them totaling $372,550.

                         AMERALIA, INC. AND SUBSIDIARIES


Item 2: Management's Discussion and Analysis or Plan of Operation

AmerAlia's future conduct depends on a number of factors beyond our control, so we cannot assure you we will be able to conduct AmerAlia's operations as we contemplate in this report. This report contains various statements using the terms "may", "expect to", and other terms denoting future possibilities. They are forward-looking statements. We cannot guarantee the accuracy of these statements as they are subject to a variety of risks beyond our ability to predict or control. These risks may cause actual results to differ materially from the projections or estimates contained in this report. These risks include, but are not limited to:

         o        the Company's historical lack of profitable operations;

         o a need for highly profitable operations to service the interest costs of the new long-term financing;

         o the risks that the refinancing necessary to reduce our cost of funding and to finance our operations, the operations of our subsidiaries and expansion of production capacity will not be available on reasonable terms;

         o the risks of undertaking exploration, development and mining of mineral properties;

         o the risks associated with the manufacture and marketing of chemical products; and

         o the risk of default on the debentures held by the Sentient Entities, the promissory notes issued to our investors, the guaranty agreement obligations and the promissory note issued to the Mars Trust.

Many of these risks are described in AmerAlia's filing on Form 10-KSB for the fiscal year ended June 30, 2003 and in reports that AmerAlia has subsequently filed. It is important that each person reviewing this report understands the significant risks associated with AmerAlia's current financial situation reflecting stockholders' deficit, and past due accounts, as well as those associated with the business operations that AmerAlia acquired through NSI.

(a)      Plan of Operation

AmerAlia has a long held objective to become the world's lowest cost producer of sodium bicarbonate. Since we acquired our first interest in the naturally occurring sodium bicarbonate resource in the Piceance Creek basin in 1989, we have focused on gaining a much larger interest in this significantly large, naturally occurring resource of sodium bicarbonate, commonly known as baking soda. Traditionally, sodium bicarbonate has been produced through synthetic manufacture using soda ash as raw material at a cost that tends to limit its use to high grade, higher value product end users. However, we believe having access to a naturally occurring resource provides opportunities for lower cost recovery and competitive advantages that can open up markets in lower priced products otherwise less attractive to higher cost traditional producers.

As discussed elsewhere in this report, we acquired the assets of White River Nahcolite Minerals in February 2003. This acquisition now provides us the following advantages:

         o A very large resource of naturally occurring sodium bicarbonate, thereby

         o potentially enabling us to establish a larger market share and generate sales revenues in an industry dominated by Church & Dwight (who manufacture the Arm & Hammer brand products), and

         o being one of the lowest production cost producers of sodium bicarbonate products in North America.

While there are risks associated with this endeavor, as discussed more fully elsewhere in this report and in our other SEC filings, we believe this acquisition has the potential to benefit the shareholders of AmerAlia. We believe that by making the production of sodium bicarbonate our single business

                         AMERALIA, INC. AND SUBSIDIARIES


activity, we will benefit from our attention to improved efficiencies through increased production and sales leading to economies of scale, and from our seeking improved efficiencies in distribution costs and in the market pricing of our products.

As this is a business with high fixed costs, these efforts, together with a focus on refinancing the high cost Sentient acquisition finance with lower cost debt finance or equity, will result in improved profitability and earnings per share. While our success in these undertakings cannot be assured, these are our corporate objectives and our reasons for undertaking this acquisition.

Since we acquired the business in February 2003 we have accomplished a number of our initial objectives. We have:

         o re-established reliability of production and the quality of our products;

         o applied for additional government permits to expand our production and ensure future reliability of product supply;

         o recruited management personnel in marketing and customer service, finance, administration and production;

         o established new management computer systems in accounting and sales order processing and developed accompanying administration systems; and

         o reviewed all our marketing arrangements with a view to broadening our customer base and achieving the benefits of an industry wide price increase announced in October, 2003.

The recent financial closing which provided additional funding and the exchange of our short-term financing facilities for long term financing, improves our working capital and extends our liabilities while we focus on improving business performance. As discussed in Note 5 to the financial statements, if the business performance is sufficient to pass the test for the payment of contingent interest or if we seek to refinance the Sentient funding, we shall be obliged to pay interest on the Sentient funds that will aggregate to an average internal rate of return cost of funds of 30% per annum since we obtained those funds in February 2003. Consequently, it is our objective to increase our sales, fully utilise our existing plant capacity and then further expand capacity to gain the advantages of economies of scale and greater profitability. We expect this will then enable us to refinance the Sentient financing with lower cost debt or new equity. It is our objective to accomplish this refinancing before September 2005 when the repayment of the Series A debentures and a mandatory prepayment of approximately $4 million are both due.

The additional funding we have received at the financial closing is expected to provide sufficient working capital for our budgeted operations for the forthcoming year. Our capital expenditure budget anticipates investment in an additional underground cavity for resource recovery, monitoring wells, the plugging of an abandoned well, a new on site warehouse and some relatively minor plant modifications. The total of these budgeted investments is approximately $2.7 million. We do not expect the sale of any significant equipment nor any significant change in the number of our employees now that we have established our staffing requirements. Our objective in product research and development is to focus on our customers and identify their needs that present niche opportunities for our products.

                         AMERALIA, INC. AND SUBSIDIARIES


We have negotiated to match the interest and dividends the Company receives on its debentures and preferred stock with new obligations to third parties. These new obligations replace our existing debt and guarantee obligations. Consequently, we anticipate that our parent company, AmerAlia, will have to rely on the management fees it receives under the management fee agreement and additional funds raised from new equity issues or short term loans. Meanwhile, if the business does not perform to our expectations we shall be unable to service the obligations on the debt, including the interest, the accruing contingent interest obligations (if owed), and the required payments of principal that may lead to default or may force a sale of the business or else require a significant additional capital.

Nevertheless, while these are the risks we face if our business does not perform, our expectations are that we can turn this business around, restore previous levels of operating performance and thereby enable us to meet our obligations and, in time, to recapitalise our balance sheet.

(c)      Off-Balance Sheet Arrangements.

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3: Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

AmerAlia, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of AmerAlia's disclosure controls and procedures as of December 31, 2003 (the "Evaluation date"). Based upon this evaluation, the Chief Executive Officer and the chief Financial Officer concluded as of the Evaluation Date that AmerAlia's disclosure controls and procedures were effective for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that it files under the Exchange Act.

Changes in Internal Controls:

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Definitions:

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

                         AMERALIA, INC. AND SUBSIDIARIES


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

In August 2003, the Fauquier County Circuit Court entered judgment against AmerAlia in Stephen Keiley v. AmerAlia, Inc. (case no. CL03-172), in the amount of $47,600 plus court and attorney's costs of $4,100. The case developed over a dispute over an office lease. The judgement was paid at the financial closing.

In December 2003, a motion for judgement was filed against AmerAlia in the matter entitled Morgan Lewis & Bockius LLP v. AmerAlia, Inc. (index no. 111546/2003, Supreme Court, New York County, New York, in the amount of $25,000 which was paid at the financial closing.

Item 2: Changes in Securities

On March 19, 2004 we granted warrants exercisable at $1.00 per share until March 19, 2009 to:

         1. The Sentient Entities to subscribe for 600,000 shares of restricted common stock;

         2. McFarland Dewey Securities Co. LLP to subscribe for 300,000 shares of restricted common stock; and to

         3. Individual, accredited unaffiliated investors subscribing for the Company's issue of promissory notes to subscribe for a total of 1,400,000 shares of restricted common stock.

In March 2004, we shares of restricted common stock as follows:

         1. 503,979 shares of restricted common stock to McFarland Dewey Securities Co. LLP in part payment of obligations due to them;

         2. 216,000 shares of restricted common stock to an unaffiliated accredited investor in satisfaction of finder's fees related to the Company's issuance of promissory notes to complete the financial closing;

         3. 242,590 shares of restricted common stock in satisfaction of outstanding guaranty fees payable due to two unaffiliated, accredited investors; and

         4. a total of 745,100 shares to directors of the Company or their affiliates in satisfaction of unpaid compensation, expenses and advances owing to them totaling $372,550.

No underwriters were involved in these transactions. The issuance of the shares was accomplished pursuant to the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act of 1933. The investors are accredited investors.

                         AMERALIA, INC. AND SUBSIDIARIES


Item 5: Other Information

On March 19, 2004 AmerAlia and the Sentient Entities completed their agreements on the financial arrangements for the acquisition of the White River Nahcolite Minerals assets in February 23, 2003. This acquisition is discussed more fully in "Note 4 - Purchase Transaction" to the Financial Statements in this filing. The terms of the financial closing, including the terms offered to secure an additional $5,500,000 in funding, terms of conversion of debt into equity and related party transactions, are discussed more fully in "Note 5 - Subsequent Events" to the financial statements included in this filing.

Item 6: Exhibits and Reports on Form 8-K

(a)      Exhibits

10.33 Debenture Purchase Agreement executed March 19, 2004 by and among Natural Soda Holdings, Inc., Natural Soda, Inc., AmerAlia, Inc. and Sentient Executive GP I, Limited, acting on behalf of the General Partner of Sentient Global Resources Fund I, L.P. and Sentient (Aust) Pty Limited, Acting on behalf of Sentient Global Resources Trust No. 1.

10.34 Securityholder Agreement dated March 19, 2004 among AmerAlia, Inc., Natural Soda, Inc., Sentient Executive GP I, Limited, acting on behalf of the General Partner of Sentient Global Resources Fund I, L.P. and Sentient (Aust) Pty Limited, Acting on behalf of Sentient Global Resources Trust No. 1 and Natural Soda Holdings, Inc.

10.35 Management & Cost Reimbursement Agreement dated March 19, 2004 among AmerAlia, Inc., Sentient Executive GP I, Limited, acting on behalf of the General Partner of Sentient Global Resources Fund I, L.P. and Sentient (Aust) Pty Limited, Acting on behalf of Sentient Global Resources Trust No. 1, Natural Soda Holdings, Inc. and Natural Soda, Inc.

10.36    Form of Secured Series A 10% Debenture Due September 30, 2005.

10.37    Form of Secured Subordinated Series B1 Debenture Due February 19, 2008.

10.38 Form of Secured Subordinated Series B2 Convertible Debenture Due February 19, 2008.

10.39    Form of Unsecured Subordinated Series C Debenture Due February 19, 2008

10.40 Addendum to the Third and Fourth Amended and Restated Guaranty Agreements entered into March 19, 2004 by and between AmerAlia, Inc. and Jacqueline B. Mars, as Trustee of the Jacqueline B. Mars Trust dated February 5, 1975, as amended.

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


(b)      Reports on Form 8-K

1. On September 30, 2003 we filed a Current Report on Form 8-K regarding the execution of the Seventh Extension Agreement dated September 30, 2003 between AmerAlia, Inc., Natural Soda Holdings, Inc., Sentient Global Resource Fund I, LP and Sentient Global Resource Trust No. 1.

2. On November 3, 2003 we filed a Current Report on Form 8-K regarding the execution of the Eighth Extension Agreement dated October 31, 2003 between AmerAlia, Inc., Natural Soda Holdings, Inc., Sentient Global Resource Fund I, LP and Sentient Global Resource Trust No. 1.

                         AMERALIA, INC. AND SUBSIDIARIES


3. On December 23, 2003 we filed a Current Report on Form 8-K regarding the execution of the Ninth Extension Agreement dated December 16, 2003 between AmerAlia, Inc., Natural Soda Holdings, Inc., Sentient Global Resource Fund I, LP and Sentient Global Resource Trust No. 1.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned duly authorized representatives.

                                             AMERALIA, INC.



March 19, 2004                               By: /s/ Bill H. Gunn
                                                --------------------------------
                                                Bill H. Gunn
                                                Chief Executive Officer
                                                (Principal Executive Officer)

March 19, 2004                               By: /s/ Robert van Mourik
                                                --------------------------------
                                                Robert van Mourik
                                                Executive Vice President,
                                                Chief Financial Officer
                                                (Principal financial and
                                                accounting officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------


10.33    Debenture Purchase Agreement executed March 19, 2004 by and among
         Natural Soda Holdings, Inc., Natural Soda, Inc., AmerAlia, Inc. and
         Sentient Executive GP I, Limited, acting on behalf of the General
         Partner of Sentient Global Resources Fund I, L.P. and Sentient (Aust)
         Pty Limited, Acting on behalf of Sentient Global Resources Trust No. 1.

10.34    Securityholder Agreement dated March 19, 2004 among AmerAlia, Inc.,
         Natural Soda, Inc., Sentient Executive GP I, Limited, acting on behalf of the General Partner of Sentient Global Resources Fund I, L.P. and
         Sentient (Aust) Pty Limited, Acting on behalf of Sentient Global
         Resources Trust No. 1 and Natural Soda Holdings, Inc.

10.35    Management & Cost Reimbursement Agreement dated March 19, 2004 among
         AmerAlia, Inc., Sentient Executive GP I, Limited, acting on behalf of the General Partner of Sentient Global Resources Fund I, L.P. and
         Sentient (Aust) Pty Limited, Acting on behalf of Sentient Global
         Resources Trust No. 1, Natural Soda Holdings, Inc. and Natural Soda,
         Inc.

10.36    Form of Secured Series A 10% Debenture Due September 30, 2005.

10.37    Form of Secured Subordinated Series B1 Debenture Due February 19, 2008.

10.38    Form of Secured Subordinated Series B2 Convertible Debenture Due
         February 19, 2008.

10.39    Form of Unsecured Subordinated Series C Debenture Due February 19, 2008

10.40    Addendum to the Third and Fourth Amended and Restated Guaranty
         Agreements entered into March 19, 2004 by and between AmerAlia, Inc.
         and Jacqueline B. Mars, as Trustee of the Jacqueline B. Mars Trust dated February 5, 1975, as amended.

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
