Form 10QSB/A
period 2003-12-31
AMERALIA INC
filed 2004-04-09
CIK 811419

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                 FORM 10-QSB/A



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


As of March 19, 2004, the number of shares outstanding of the company's $.01 par value common stock was 16,666,301 and the number of shares outstanding of $.05 par value preferred stock was 82.

                                 AMERALIA, INC.


                             INDEX TO FORM 10-QSB/A



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


NOTE:



This amended filing on Form 10-QSB/A contains revisions as follows:



1. Amended numbers of shares outstanding and issued as finders fees on front cover, on pages 18, 21 & 25.



2. Removal of the reference to the prospective appointment of a fifth director to the NSHI and NSI boards on page 14.



3. Revisions to the commencement date for calculation of contingent interest and the amount of prepayment on the Series B1 Debentures on page 15 and resulting revisions to pages 2 & 6 of Exhibit 10.37 to reflect these changes.



4.   Revisions to the Plan of Operations on pages 23 & 24.

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


         The Series B1 Debentures have a right to earn "Contingent Interest" which means a payment of additional interest, which when added to the other payments of principal and interest on the Debentures held by the Sentient Entities, could provide the Sentient Entities with an internal rate of return of 34.8766% per annum compounded annually, using February 20, 2003 as the commencement date. Contingent Interest shall be paid on the amounts represented by the Series B1 Debentures to the Sentient Entities only (a) on the Maturity Date of the Series B1 Debentures, if owed, subject to the achievement of the contingencies described below, (b) without regard to the contingencies described below, if the Company prepays any of the Series B Debentures, and (c) without regard to the contingences described herein, upon the declaration of a default pursuant to the Series B Debentures. Contingent Interest shall not be payable if the Adjusted EBITDA of the Company is less than $500,000 for the 12-month period prior to the Maturity Date; provided, however, that if the Adjusted EBITDA is less than $500,000, then if the Adjusted EBITDA of the Company is in excess of $1,000,000 in the aggregate for a 36-month period immediately prior to the Maturity Date, the Contingent Interest shall be due and payable on the Maturity Date. In addition to the quarterly payments of interest in accordance with the interest rate table above, a mandatory prepayment of principal of $4,029,760 is required to be paid on September 30, 2005


         The Series B2 Debentures also have similar terms and conditions as the Series B1 Debentures except that the "Contingent Interest" internal rate of return is thirty percent (30%) per annum compounded annually, commencing February 20, 2003.

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


         Consequently, one of the investors has become a five percent shareholder as a result of this transaction.


         Finders' Fees:


         The Company has agreed to pay finders fees of $55,000 in cash to RBC Dain Rauscher and 210,000 shares of restricted common stock to an unaffiliated accredited investor for negotiating these funding arrangements.


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


         2. 210,000 shares of restricted common stock to an unaffiliated accredited investor in satisfaction of finder's fees related to the Company's issuance of promissory notes to complete the financial closing;


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


The recent financial closing provides additional funding and the exchange of our short-term financing facilities for long term financing for NSHI and NSI, our subsidiaries that hold and operate our sodium bicarbonate assets and business operations. Consequently, we can now focus on improving business performance. As discussed in Note 5 to the financial statements, if the business performance is sufficient to pass the test for the payment of contingent interest or if we seek to refinance the Sentient funding, we shall be obliged to pay interest on the Sentient funds that will aggregate to an average internal rate of return cost of funds of 30% per annum since we obtained those funds in February 2003. Consequently, it is our objective to increase our sales, fully utilise our existing plant capacity and then further expand capacity to gain the advantages of economies of scale and greater profitability. We expect this will then enable us to refinance the Sentient financing with lower cost debt or new equity. It is our objective to accomplish this refinancing before September 2005 when the repayment of the Series A debentures and a mandatory prepayment of approximately $4 million are both due.



The additional funding we have received at the financial closing is expected to provide sufficient working capital for our budgeted operations of our subsidiaries for the forthcoming year. Our capital expenditure budget anticipates investment in an additional underground cavity for resource recovery, monitoring wells, the plugging of an abandoned well, a new on site warehouse and some relatively minor plant modifications. The total of these budgeted investments is approximately $2.7 million. We do not expect the sale of any significant equipment nor any significant change in the number of our employees now that we have established our staffing requirements. Our objective in product research and development is to focus on our customers and identify their needs that present niche opportunities for our products.

                         AMERALIA, INC. AND SUBSIDIARIES



We have negotiated to match the interest and dividends AmerAlia receives on its NSHI debentures and preferred stock with new obligations to third parties. These new obligations replace our existing debt and guarantee obligations. Consequently, we anticipate that our parent company, AmerAlia, will have to rely on the management fees it receives under the management fee agreement, the support of its officers and directors who have accrued, and will continue to accrue, unpaid compensation and expenses advanced to AmerAlia, the support of our creditors and additional funds we shall have to raise from new equity issues or short term loans. Meanwhile, if the business does not perform to our expectations we shall be unable to service the obligations on the debt, including the interest, the accruing contingent interest obligations (if owed), and the required payments of principal that may lead to default or may force a sale of the business or else require a significant additional capital.


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


         2. 210,000 shares of restricted common stock to an unaffiliated accredited investor in satisfaction of finder's fees related to the Company's issuance of promissory notes to complete the financial closing;


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

Item 6: Exhibits and Reports on Form 8-K

(a)      Exhibits


10.33* Debenture Purchase Agreement executed March 19, 2004 by and among Natural Soda Holdings, Inc., Natural Soda, Inc., AmerAlia, Inc. and Sentient Executive GP I, Limited, acting on behalf of the General Partner of Sentient Global Resources Fund I, L.P. and Sentient (Aust) Pty Limited, Acting on behalf of Sentient Global Resources Trust No. 1.



10.34* Securityholder Agreement dated March 19, 2004 among AmerAlia, Inc., Natural Soda, Inc., Sentient Executive GP I, Limited, acting on behalf of the General Partner of Sentient Global Resources Fund I, L.P. and Sentient (Aust) Pty Limited, Acting on behalf of Sentient Global Resources Trust No. 1 and Natural Soda Holdings, Inc.



10.35* Management & Cost Reimbursement Agreement dated March 19, 2004 among AmerAlia, Inc., Sentient Executive GP I, Limited, acting on behalf of the General Partner of Sentient Global Resources Fund I, L.P. and Sentient (Aust) Pty Limited, Acting on behalf of Sentient Global Resources Trust No. 1, Natural Soda Holdings, Inc. and Natural Soda, Inc.



10.36*   Form of Secured Series A 10% Debenture Due September 30, 2005.


10.37    Form of Secured Subordinated Series B1 Debenture Due February 19, 2008.


10.38* Form of Secured Subordinated Series B2 Convertible Debenture Due February 19, 2008.



10.39*   Form of Unsecured Subordinated Series C Debenture Due February 19, 2008



10.40* Addendum to the Third and Fourth Amended and Restated Guaranty Agreements entered into March 19, 2004 by and between AmerAlia, Inc. and Jacqueline B. Mars, as Trustee of the Jacqueline B. Mars Trust dated February 5, 1975, as amended.


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


* Filed previously


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

                                             AMERALIA, INC.




April 9, 2004                               By: /s/ Bill H. Gunn
                                                --------------------------------
                                                Bill H. Gunn
                                                Chief Executive Officer
                                                (Principal Executive Officer)



April 9, 2004                               By: /s/ Robert van Mourik
                                                --------------------------------
                                                Robert van Mourik
                                                Executive Vice President,
                                                Chief Financial Officer
                                                (Principal financial and
                                                accounting officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER   DESCRIPTION
-------  -----------


10.33*   Debenture Purchase Agreement executed March 19, 2004 by and among
         Natural Soda Holdings, Inc., Natural Soda, Inc., AmerAlia, Inc. and
         Sentient Executive GP I, Limited, acting on behalf of the General
         Partner of Sentient Global Resources Fund I, L.P. and Sentient (Aust)
         Pty Limited, Acting on behalf of Sentient Global Resources Trust No. 1.

10.34*   Securityholder Agreement dated March 19, 2004 among AmerAlia, Inc.,
         Natural Soda, Inc., Sentient Executive GP I, Limited, acting on behalf of the General Partner of Sentient Global Resources Fund I, L.P. and
         Sentient (Aust) Pty Limited, Acting on behalf of Sentient Global
         Resources Trust No. 1 and Natural Soda Holdings, Inc.

10.35*   Management & Cost Reimbursement Agreement dated March 19, 2004 among
         AmerAlia, Inc., Sentient Executive GP I, Limited, acting on behalf of the General Partner of Sentient Global Resources Fund I, L.P. and
         Sentient (Aust) Pty Limited, Acting on behalf of Sentient Global
         Resources Trust No. 1, Natural Soda Holdings, Inc. and Natural Soda,
         Inc.

10.36*   Form of Secured Series A 10% Debenture Due September 30, 2005.

10.37    Form of Secured Subordinated Series B1 Debenture Due February 19, 2008.

10.38*   Form of Secured Subordinated Series B2 Convertible Debenture Due
         February 19, 2008.

10.39*   Form of Unsecured Subordinated Series C Debenture Due February 19, 2008

10.40*   Addendum to the Third and Fourth Amended and Restated Guaranty
         Agreements entered into March 19, 2004 by and between AmerAlia, Inc.
         and Jacqueline B. Mars, as Trustee of the Jacqueline B. Mars Trust dated February 5, 1975, as amended.

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




* Filed previously