Form 10QSB
period 2004-03-31
AMERALIA INC
filed 2004-05-17
CIK 811419

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 2004

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





Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 30, 2004, the number of shares outstanding of the company's $.01 par value common stock was 16,666,301 and the number of shares outstanding of $.05 par value preferred stock was 82.

                                 AMERALIA, INC.

                              INDEX TO FORM 10-QSB


                                                                                              Page
Index

PART I:           FINANCIAL INFORMATION


Item 1:           Financial Statements

                  Consolidated Balance Sheet - March 31, 2004                                   1

                  Consolidated Statements of Operations for the Nine Months and
                  Three Months ending March 31, 2004 & 2003                                     3

                  Consolidated Statements of Stockholders' Equity (Deficit)                     4

                  Consolidated Statements of Cash Flows for the Nine Months
                  ending March 31, 2004 & 2003                                                  5

                  Notes to Consolidated Financial Statements                                    7

Item 2:           Management's Discussion and Analysis or Plan of Operation                    22

Item 3:           Controls and Procedures                                                      24


PART II:          OTHER INFORMATION

Item 1:           Legal Proceedings                                                            25

Item 2:           Changes in Securities                                                        25

Item 6:           Exhibits and Reports on Form 8-K                                             26


SIGNATURE                                                                                      26

                         AMERALIA, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet


                                     ASSETS

                                                                      March 31,
                                                                         2004
                                                                     -----------
CURRENT ASSETS                                                       (Unaudited)
  Cash                                                               $   458,191
  Restricted cash                                                      3,435,121
  Accounts receivable, net                                             2,075,287
  Inventories                                                            636,647
  Prepaid expenses                                                       456,064
                                                                     -----------

    Total Current Assets                                               7,061,310
                                                                     -----------

FIXED ASSETS

  Property plant and equipment, net                                   18,235,398
  Cavities and well development, net                                   1,819,662
  Mineral leases                                                       4,167,471
                                                                     -----------

    Total Fixed Assets                                                24,222,531
                                                                     -----------

OTHER ASSETS

  Water rights                                                         3,150,582
  Patents                                                                 47,101
  Well and well development RSL                                          595,001
  Deferred financing and acquisition costs, net                        3,804,199
  Rock school lease and reserves                                       3,300,000
  Deposits and bonds                                                      29,000
                                                                     -----------

    Total Other Assets                                                10,925,883
                                                                     -----------

    TOTAL ASSETS                                                     $42,209,724
                                                                     ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AMERALIA, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                     March 31,
                                                                        2004
                                                                   ------------
CURRENT LIABILITIES                                                 (Unaudited)
 Accounts payable                                                  $  1,424,873
 Royalties payable                                                      636,817
 Accrued expenses                                                     1,543,926
 Due to related parties                                               1,230,117
 Notes payable                                                           22,000
 Capital leases payable                                                  14,718
 Interest payable                                                       111,370
                                                                   ------------

   Total Current Liabilities
                                                                      4,983,821
                                                                   ------------

LONG TERM LIABILITIES

  Notes payable                                                      43,189,275
  Capital lease obligations                                             267,649
  Asset retirement obligations                                        1,030,941
                                                                   ------------

   Total Long Term Liabilities                                       44,487,865
                                                                   ------------

   Total Liabilities                                                 49,471,686
                                                                   ------------

COMMITMENTS AND CONTINGENCIES                                                --


STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, $0.05 par value; 1,000,000 authorized;
   82 issued and outstanding                                                  4
  Common stock, $0.01 par value; 100,000,000 shares
   authorized; 16,666,301 issued and outstanding                        166,663
  Additional paid-in capital                                         27,008,227
  Accumulated deficit                                               (34,436,856)
                                                                   ------------

   Total Stockholders' Equity (Deficit)                              (7,261,962)
                                                                   ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)            $ 42,209,724
                                                                   ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AMERALIA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                            For the Three Months               For the Nine Months
                                              Ended March 31,                     Ended March 31,
                                      ------------------------------      -------------------------------
                                           2004             2003              2004              2003
                                      ------------      ------------      ------------      ------------
REVENUES                              $  3,189,908      $  1,231,364      $  9,826,179      $  1,231,364
                                      ------------      ------------      ------------      ------------

Cost of goods sold                       3,511,683         1,104,691        10,750,888      $  1,104,691
                                      ------------      ------------      ------------      ------------

Gross profit (deficit)                    (321,775)          126,673          (924,709)     $    126,673
                                      ------------      ------------      ------------      ------------

EXPENSES

  General and administrative               244,676         2,043,726           839,311         2,976,415
  Depreciation, amortization
    and accretion expense                    1,685             5,660            12,184            10,122
                                      ------------      ------------      ------------      ------------

     Total Expenses                        246,361         2,049,386           851,495         2,986,537
                                      ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS                      (568,136)       (1,922,713)       (1,776,204)       (2,859,864)
                                      ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE)

  Interest expense                        (632,003)         (178,658)       (2,174,078)         (340,786)
  Other financing costs                 (1,152,486)               --        (1,360,422)         (279,556)
  Other income                              63,277                --            63,277                --
  Interest income                            1,390             2,620             2,746             2,759
                                      ------------      ------------      ------------      ------------

     Total Other Income (Expense)       (1,719,822)         (176,038)       (3,468,477)         (617,583)
                                      ------------      ------------      ------------      ------------

LOSS BEFORE
    INCOME TAX EXPENSE                  (2,287,958)       (2,098,751)       (5,244,681)       (3,477,447)

  Income tax expense                            --                --                --                --
                                      ------------      ------------      ------------      ------------

NET LOSS                              $ (2,287,958)     $ (2,098,751)     $ (5,244,681)     $ (3,477,447)
                                      ============      ============      ============      ============

BASIC LOSS PER SHARE                  $      (0.15)     $      (0.14)     $      (0.35)     $      (0.24)
                                      ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING               15,412,910        14,982,112        15,082,415        14,736,480
                                      ============      ============      ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AMERALIA, INC. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)


                                         Preferred Stock          Common Stock        Additional
                                         ---------------    -----------------------     Paid-In      Accumulated
                                         Shares   Amount       Shares       Amount      Capital        Deficit
                                         ------   ------    ------------   --------   -----------    ------------
Balance, June 30, 2002                       82   $    4     14,323,216    $143,232   $21,710,478    $(18,550,920)

Shares issued for conversion
   of guaranty fee payable at $1.00
   per share                                 --       --        551,416       5,514       545,902              --

Conversion of notes payable
   to equity at average price of $0.61
   per share                                 --       --         70,000         700        41,800              --

Contribution of capital                      --       --             --          --       848,744              --

Net loss for the year ended
   June 30, 2003                             --       --             --          --            --     (10,641,255)
                                         ------   ------     ----------    --------   -----------    ------------

Balance, June 30,2003                        82        4     14,944,632     149,446    23,146,924     (29,192,175)

Contribution of Capital
   (unaudited)                               --       --             --          --     1,719,450              --

Shares issued for conversion
   of note payable (unaudited)               --       --         20,000         200         9,800              --

Shares issued for conversion
   of guaranty fee payable at $1.00
   per share (unaudited)                     --       --        242,590       2,426       240,164              --

Shares issued for finders
   fee payable at $0.50
   per share (unaudited)                     --       --        210,000       2,100       102,900              --

Shares issued for finders
   fee payable at $0.75
   per share (unaudited)                     --       --        503,979       5,040       369,960              --

Shares issued for conversion
   of unpaid compensation
   (unaudited)                               --       --        745,100       7,451       365,099              --

Warrants granted (unaudited)                 --       --             --          --     1,053,930              --

Net loss for the nine months
   ended March 31, 2004
   (unaudited)                               --       --             --          --            --      (5,244,681)
                                         ------   ------     ----------    --------   -----------    ------------

Balance, March 31, 2004
   (Unaudited)                               82   $    4     16,666,301    $166,663   $27,008,227    $(34,436,856)
                                         ======   ======     ==========    ========   ===========    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AMERALIA, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                           For the Nine Months
                                                                             Ended March 31,
                                                                      ------------------------------
                                                                          2004              2003
                                                                      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                            $ (5,244,681)     $ (3,477,447)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Depreciation and amortization                                          802,972           204,554
    Interest expense contributed to capital                              1,719,450                --
   Change in Operating Assets and Liabilities:
    (Increase) in restricted cash                                       (1,932,047)       (1,510,313)
    (Increase) in accounts and interest receivable                        (324,744)       (1,503,123)
    (Increase) in inventory                                                (81,364)         (659,430)
    Decrease in related party receivables                                       --             8,333
    (Increase) decrease in prepaid expenses                                217,247          (466,282)
    Decrease in deposits and bonds                                          64,942           123,851
    (Increase) decrease in other assets                                    202,639        (1,130,843)
    Increase (decrease) in accounts payable and royalties payable       (1,973,405)        1,318,031
    Increase in due to related parties                                      69,411           415,855
    Increase in accrued expenses                                         1,269,460         1,114,682
    Increase in guaranty fees payable                                           --           658,896
    Increase (decrease) in interest payable                                (84,656)           67,168
    Increase (decrease) in asset retirement obligation                     (30,729)        1,050,000
                                                                      ------------      ------------
          Net Cash Used in Operating Activities                         (5,325,505)       (3,786,068)
                                                                      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES

    Well and well development                                             (112,476)               --
    Purchase of property, equipment, and leases                            (50,049)      (22,135,674)
                                                                      ------------      ------------

          Net Cash Used in Investing Activities                       $   (162,525)     $(22,135,674)
                                                                      ------------      ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AMERALIA, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                       For the Nine Months
                                                                          Ended March 31,
                                                                  ------------------------------
                                                                     2004               2003
                                                                  ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Payments on capital leases                                      $    (42,434)     $         --
  Cash received from issuance of stock                                      --             5,000
  Cash received from notes payable                                   5,985,692        25,910,000
                                                                  ------------      ------------

      Net Cash Provided (Used) by Financing Activities               5,943,258        25,915,000
                                                                  ------------      ------------

NET INCREASE (DECREASE) IN CASH                                        455,228            (6,742)

CASH AT BEGINNING OF YEAR                                                2,963            11,701
                                                                  ------------      ------------

CASH AT END OF YEAR                                               $    458,191      $      4,959
                                                                  ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR

  Income taxes                                                    $         --      $         --
  Interest                                                        $    229,504      $    260,026

NON-CASH FINANCING ACTIVITIES

Common stock issued for payment of obligations                    $    242,590      $         --
Common stock issued for financing costs                           $    480,000      $    658,896
Common stock issued for conversion of debt to equity              $     10,000      $     10,000
Contribution of interest payable to capital                       $  1,719,450      $         --
Warrants granted in conjunction with debt instruments             $  1,053,930      $      2,647
Common stock issued for extinguishments of related party debt     $    372,550      $         --



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 March 31, 2004

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited condensed consolidated financial statements have been prepared by AmerAlia, Inc. ("the Company" or "AmerAlia") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its Annual Report on Form 10-KSB for the year ended June 30, 2003. Operating results for the nine months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004.

NOTE 2 - GOING CONCERN

              The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has previously had a substantial deficit in its working capital and has generated significant losses from operations. However, the acquisition of the principal assets of White River Nahcolite Minerals, LLC ("WRNM"), as more fully described in Note 4, was accomplished using short-term finance and the Company has now completed on March 19, 2004 arrangements to exchange these short-term facilities for long-term arrangements, as discussed more fully in Note 4. In addition, the Company has raised an additional $5,500,000 in funding and converted some debt obligations into equity. The finalization of this financial closing now ensures a positive working capital ratio at the date of the financial closing and an increase in cash resources and total assets. The Company has begun to generate revenue through the production and sale of sodium bicarbonate products.


NOTE 3 - OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS

              Under FASB Statement 123, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 150% and 109.388%; risk-free interest rates of 1.71, and 2.77 percent and expected lives of 3.0 and 3.0, for the nine months ended March 31, 2004 and 2003, respectively.

              Had compensation cost for the Company's stock options granted to directors and employees been based on the fair value as determined by the Black-Scholes option pricing model at the grant date under the accounting provisions of SFAS No. 123, the Company would have recorded an additional expense of $75,189 and $-0- for the nine months ended March 31, 2004 and 2003, respectively. Also under these same provisions, the Company's net loss would have been changed by the pro forma amounts indicated below:

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 March 31, 2004

NOTE 3 - OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS (Continued)


                                       March 31,
                          ---------------------------------
                               2004                2003
                          --------------     --------------
Net loss:
    As reported           $  (5,244,681)     $  (3,477,447)
    Pro forma             $  (5,319,870)     $  (3,477,447)

                                       March 31,
                          ---------------------------------
                               2004                2003
                          --------------     --------------
Basic loss per share:
    As reported           $       (0.35)     $       (0.24)
    Pro forma             $       (0.35)     $       (0.24)

              A summary of the status of the Company's stock options and warrants as of March 31, 2004 and changes during the nine months ended March 31, 2004 is presented below:


                                                     Weighted         Weighted
                                      Options,        Average          Average
                                      Warrants       Exercise        Grant Date
                                      and SAR's        Price         Fair Value
                                      ---------     ----------       ----------
Outstanding, June 30, 2003            1,517,500     $     1.22       $     1.25
    Granted                             150,000           0.55             0.60
    Expired/Canceled                    (80,000)         (1.50)              --
    Exercised                                --             --               --
                                      ---------     ----------       ----------

Outstanding, March 31, 2004           1,587,500     $     1.14       $     1.19
                                      =========     ==========       ==========

Exercisable, March 31, 2004           1,587,500     $     1.14       $     1.19
                                      =========     ==========       ==========


              The following summarizes the exercise price per share and expiration date of the Company's outstanding options and warrants to purchase common stock at March 31, 2004:


                 Expiration Date           Price        Number
                 ---------------           -----       --------
                 June 30, 2004             $1.45        112,500
                 October 24, 2004          $0.74         75,000
                 April 30, 2005            $1.09        475,000
                 June 30, 2005             $0.55        150,000
                 April 30, 2006            $1.09         12,500
                 April 30, 2007            $1.09         12,500
                 April 30, 2008            $1.09         25,000
                 June 28, 2006             $1.50        505,000
                 June 30, 2006             $0.55        150,000
                 June 28, 2006 (SAR's)     $1.50         70,000
                                                      ---------
                                                      1,587,500
                                                      =========

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 March 31, 2004


NOTE 3 - OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS (Continued)

              During the nine months ended March 31, 2004, options to purchase 150,000 shares were granted, no options or warrants were exercised and options to purchase 80,000 shares expired. Under the shareholder approved 2001 Directors' Incentive Plan, each director (who is not an employee or officer) is granted an option to purchase 75,000 shares at a current market price when joining the Board of Directors. In addition, options to purchase 37,500 shares are granted to each such director sitting at July 1 of each year. The exercise price for these options is the average market price during the month of June preceding each grant date, and the options have a three-year term. Options granted under the Directors' Incentive Plan can be exercised six months after the date of grant.


NOTE 4 - PURCHASE TRANSACTION

              On February 20, 2003, AmerAlia, Inc., through its indirect, wholly-owned subsidiary, Natural Soda, Inc. ("NSI"), purchased the WRNM assets and certain related contracts held by IMC Chemicals Inc. ("IMC Chemicals") with short-term financing provided by funds associated with The Sentient Group of Grand Cayman. As discussed more fully below, this short-term financing was converted into long term financing at the financial closing completed March 19, 2004. NSI is owned by Natural Soda Holdings, Inc. ("NSHI"), although the Sentient entities (described below) hold all the outstanding NSHI and NSI common stock as collateral for the repayment of their loans. The primary reasons for the acquisition were to acquire operating assets and an established customer base, gain cash flow and secure substantial additional resources of naturally occurring sodium bicarbonate. AmerAlia owns 100% of the outstanding stock of NSHI. WRNM was an indirect, wholly-owned subsidiary of IMC Global, Inc. ("IMC"). IMC Chemicals is a subsidiary of IMC.

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

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 March 31, 2004


NOTE 4 - PURCHASE TRANSACTION (Continued)

              Description of the Assets (Continued)

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

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 March 31, 2004

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

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 March 31, 2004


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

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 March 31, 2004


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

              The two Sentient entities loaned the funds to NSHI on a short-term basis and took a security interest in 100% of the outstanding shares of NSI capital stock. As a result, NSHI was obliged to repay the entire amount of the loan on or before March 24, 2003. This due date was periodically extended until January 30, 2004. The agreement was not extended again as the Sentient entities and NSHI completed their agreements on March 19, 2004 for the financial closing and long-term financing.


              Financial Closing and Long-Term Financing Agreements.

              On March 19, 2004 NSHI and the Sentient Entities completed their arrangements known as the financial closing. The principal agreement is the Debenture Purchase Agreement which provided for the repayment of the short-term financing and the raising of additional funding. A Securityholder Agreement between AmerAlia, NSHI, NSI and the Sentient Entities defines their mutual expectations and conduct with respect to the restrictions on transfer of the debentures and other securities issued in the transaction; board representations and appointment of management; budget approvals and minimum voting majority; limitations on the actions of NSHI and NSI; restrictions on transfer of securities and/or a trade sale including drag along/tag along rights; forbearance agreements; agreements for the exchange of Series B2 Debentures into 49% of NSI common stock and exchange of the NSI common stock for AmerAlia common stock; exchange of the Series B1 and Series B2 Debentures for AmerAlia common stock and dispute resolution procedures. The agreements include a Management & Cost Reimbursement Agreement whereby AmerAlia will provide management services for a fee through September 30, 2005. This agreement has been pledged to US Filter as security for moneys owed to US Filter. Finally, in consideration for amending the terms of the original closing agreement completed with the Sentient Entities on February 20, 2003 to allow a closing, the Company has granted the Sentient Entities warrants to purchase 600,000 shares of AmerAlia's restricted common stock exercisable at $1.00 per share until March 19, 2009.

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 March 31, 2004


NOTE 4 - PURCHASE TRANSACTION (Continued)

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

              Description of the Debentures.

              The Series A Debentures were issued March 19, 2004 and are due September 30, 2005. The interest rate is 10% per annum, payable quarterly with the first interest payment due June 30, 2004. The Series A Debentures are senior to all other debentures and are collateralized by all of the assets of NSI and NSHI, as well as by all of NSHI's common stock of NSI. These assets also collateralize the Series B1 Debentures and the Series B2 Debentures held by the Sentient entities. Sentient Resources USA, Inc. acts as agent holding the collateral for the benefit of all of the secured debenture holders.

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 March 31, 2004

NOTE 4 - PURCHASE TRANSACTION (Continued)

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

              The Series B1 Debentures have a right to earn "Contingent Interest" which means a payment of additional interest, which when added to the other payments of principal and interest on the Debentures held by the Sentient Entities, could provide the Sentient Entities with an internal rate of return of 34.8766% per annum compounded annually, using February 20, 2003 as the commencement date. Contingent Interest shall be paid on the amounts represented by the Series B1 Debentures to the Sentient Entities only (a) on the Maturity Date of the Series B1 Debentures, if owed, subject to the achievement of the contingencies described below, (b) without regard to the contingencies described below, if the Company prepays any of the Series B Debentures, and (c) without regard to the contingences described herein, upon the declaration of a default pursuant to the Series B Debentures. Contingent Interest shall not be payable if the Adjusted EBITDA of the Company is less than $500,000 for the 12-month period prior to the Maturity Date; provided, however, that if the Adjusted EBITDA is less than $500,000, then if the Adjusted EBITDA of the Company is in excess of $1,000,000 in the aggregate for a 36-month period immediately prior to the Maturity Date, the Contingent Interest shall be due and payable on the Maturity Date. In addition to the quarterly payments of interest in accordance with the interest rate table above, a mandatory prepayment of principal of $4,029,760 is required on September 30, 2005

              The Series B2 Debentures also have similar terms and conditions as the Series B1 Debentures except that the "Contingent Interest" internal rate of return is thirty percent (30%) per annum compounded annually, commencing February 20, 2003.

              The Sentient Entities have the option to convert the Series B2 Debentures into 49% of the common stock of NSI. The Sentient Entities also have the option to exchange the Series B1 Debentures and/or the Series B2 Debentures into shares of AmerAlia common stock. This right to exchange the debentures (or the underlying NSI common stock if the Sentient Entities convert the Series B2 Debentures) provides for the issuance of AmerAlia common stock at a price equal to 85% of the market price for the AmerAlia common stock. If the Sentient Entities were to exchange these debentures, they would acquire a significant majority of AmerAlia's shares based on today's stock prices and could exercise control of AmerAlia.

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 March 31, 2004


NOTE 4 - PURCHASE TRANSACTION (Continued)

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

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 March 31, 2004


NOTE 4 - PURCHASE TRANSACTION (Continued)

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

              It was also a condition of the financial closing that these transactions be presented for shareholder approval before June 30, 2004. Shareholder and voting agreements between the directors of AmerAlia (but not including Mr. Woolard) and the Mars Trust require the Mars Trust to vote at the shareholders meeting for or against each resolution put forward in connection with these transactions in the same way and in proportion to how each individual director votes his own shares. Therefore, as each of the directors intends to vote his own shares in favor of the proposals, the Mars Trust will be obliged to vote all its shares in favor of the proposals. As the AmerAlia directors own about 7.6% of the outstanding AmerAlia common stock and the Mars Trust owns approximately 47.6% of the outstanding common stock, we expect that a majority of the shareholders will approve the transactions.

              If, however, the AmerAlia shareholders do not approve the transactions when presented at the shareholders meeting, then this will be an event of default under the Series B1 and Series B2 Debentures, thereby entitling the Sentient Entities to foreclose on the collateral they hold.

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 March 31, 2004



NOTE 4 - PURCHASE TRANSACTION (Continued)

              AmerAlia Funding:

              The Company has raised $3,500,000 from a group of accredited, unaffiliated investors through the issue of 10% promissory notes due September 30, 2005. The Company also granted four warrants for each $10 of their promissory notes to subscribe for shares of restricted common stock in the Company at $1.00 per share until March 19, 2009. The Promissory notes are secured by an equal value of NSHI Series A Debentures held by the Company. The warrant agreements are on the same terms and conditions as the warrants issued to the Sentient entities. A total of 1,400,000 warrants were granted to these accredited investors. Mrs. Karen Woolard, one of these investors, became a five percent shareholder as a result of participating in this funding. Her husband, Mr. Robert Woolard, is a nominee for election as a director at the Company's annual meeting in June, 2004.

              Finders' Fees:

              The Company has agreed to pay finders fees of $55,000 in cash to RBC Dain Rauscher and 206,000 shares of restricted common stock to an unaffiliated accredited investor for negotiating these funding arrangements.

              In February, 2003 the Company reached an agreement to pay a finder's fee to McFarland Dewey Securities Co, LLP of $1,000,000 and the reimbursement of expenses of approximately $11,000. At the financial closing, the Company and McFarland Dewey completed a new settlement agreement under which McFarland Dewey agreed to accept $750,000 in cash, a $250,000 promissory note secured by an equal value NSHI Series A Debenture, an unsecured promissory note due May 10, 2004 for $18,000 for expenses reimbursement, the issue of the 503,979 shares of restricted common stock, the grant of 300,000 warrants on the same terms as those granted to the Sentient Entities and the investors above, and the release of any and all claims under the prior agreement.

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

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 March 31, 2004


NOTE 4 - PURCHASE TRANSACTION (Continued)

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

              Under an agreement to amend the terms of the Third and Fourth Amended and Restated Guaranty Agreements, the Mars Trust and the Company have agreed:

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

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 March 31, 2004


NOTE 4 - PURCHASE TRANSACTION (Continued)

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


              Repayment of NSHI Indebtedness to the Mars Trust:

              In May 2002, the Mars Trust lent NSHI $250,000 pursuant to two promissory notes bearing interest at 8% per annum. NSHI used a substantial portion of these funds to pay expenses in connection with negotiating the asset transaction with WRNM and the financing transaction with Sentient. In addition, NSHI paid a portion of the proceeds to AmerAlia (which owns 100% of NSHI common stock) which AmerAlia used to pay some of its obligations. The Mars Trust also made various short term loans at 8% interest to NSHI to enable AmerAlia to meet its interest obligations to the Bank of America. At the time of the financial closing the total of these advances and accrued interest was $969,628. The Company repaid $500,000 at the financial closing and has issued a 7% unsecured promissory note due December 31, 2005 for the balance.



              Letters of Forbearance:

              A condition to the financial closing was that Mr. Bill H. Gunn, Chairman and CEO, and Mr. Robert van Mourik, Executive Vice President and Chief Financial Officer of AmerAlia sign letters forgoing their rights to take action against the Company to recover unpaid compensation, expenses and advances made to the Company.



NOTE 5 - SIGNIFICANT EVENTS



              Legal Proceedings:

              In June 2002, the El Paso County, Colorado, District Court entered judgment against AmerAlia in AmerAlia, Inc. v. Marvin H. Hudson (case no. 99-CV-3050) in the amount of $374,100. This case developed from a dispute between AmerAlia and Mr. Hudson regarding the existence of an employment contract and certain of Mr. Hudson's actions taken while an officer of AmerAlia. On April 8, 2004 Mr. Hudson served a Garnishment Writ on Natural Soda to which Natural Soda has responded on May 7, 2004 denying that it held any assets that belong to AmerAlia.

                         AMERALIA, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 March 31, 2004


NOTE 5 - SIGNIFICANT EVENTS   (Continued)


              Stock Issuances:

              In March 2004, we issued:

              1.    503,979 shares of restricted common stock for finders' fees;

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

     o the risks associated with the manufacture and marketing of chemical products; and

     o the risk of default on the debentures held by the Sentient Entities, the promissory notes issued to our various investors and the Bank of America and its associated guaranty agreement obligations to the Mars Trust.

Many of these and other risks are described in AmerAlia's filing on Form 10-KSB for the fiscal year ended June 30, 2003 and in reports that AmerAlia has subsequently filed. It is important that each person reviewing this report understands the significant risks associated with AmerAlia's current financial situation reflecting stockholders' deficit and past due accounts, as well as those associated with the business operations that AmerAlia acquired through NSI.

(a)      Plan of Operation

AmerAlia has a long held objective to become the world's lowest cost producer of sodium bicarbonate. Since we acquired our first interest in the naturally occurring sodium bicarbonate resource in the Piceance Creek basin in 1989, we have focused on gaining a much larger interest in this significantly large, naturally occurring resource of sodium bicarbonate, commonly known as baking soda. Traditionally, sodium bicarbonate has been produced through synthetic manufacture using soda ash as raw material at a cost that tends to limit its use to high grade, higher value products. However, we believe having access to a naturally occurring resource provides opportunities for lower cost recovery and competitive advantages that can open up markets in lower priced products that are less attractive to higher cost traditional producers.

As discussed elsewhere in this report, we acquired the assets of White River Nahcolite Minerals in February 2003 and completed our long-term funding arrangements for the acquisition on March 19, 2004. This acquisition now provides us the following advantages:

     o A very large resource of naturally occurring sodium bicarbonate, thereby

     o potentially enabling us to establish a larger market share and generate increased sales revenues and

     o being one of the lowest production cost producers of sodium bicarbonate products in North America.

                         AMERALIA, INC. AND SUBSIDIARIES

We believe that by making the production of sodium bicarbonate our single business activity, we will benefit from our attention to improved efficiencies in distribution, increased production and sales leading to economies of scale, and attention to the market pricing of our products.

As this is a business with high fixed costs, these efforts, together with a focus on refinancing the high cost Sentient acquisition debt with lower cost debt or equity will result in improved profitability and earnings per share. While our success in these undertakings cannot be assured, these are our corporate objectives and our reasons for undertaking this acquisition.

An independent appraisal of the fair market values of the buildings, machinery & equipment, vehicles, office and laboratory furniture and equipment, leases, reserves and well equipment, cavities, water rights and patents carried out by Business Appraisal Associates, Inc., independent expert appraisers, found the total fair market value of these assets to be $53,296,000 on November 17, 2003. Business Appraisal Associates has consented to the inclusion of its name in this filing as an independent expert. Our financial statements at March 31, 2004, prepared in accordance with generally accepted accounting principles, report our book values of these assets as a total of $30,315,215. Consequently, as of the date of the appraisal an assessment of the fair market value of these assets exceeds our accounting values by approximately $23,000,000.

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

The recent conclusion of our long-term funding agreements, discussed more fully elsewhere in this report, improves the working capital of our operating subsidiaries. The cash available to our operating subsidiaries is shown in our financial statements as restricted cash because the management of our subsidiaries is governed by agreements with our financial partners. Otherwise, the cash available to AmerAlia as the parent company is shown simply as cash.

If the business performance is sufficient to pass the test for the payment of contingent interest or if we seek to refinance the Sentient funding, we shall be obliged to pay interest on the Sentient funds that will aggregate to an average internal rate of return cost of funds of 30% per annum since we obtained those funds in February 2003. Consequently, it is our objective to increase our sales, fully utilise our existing plant capacity and then further expand capacity to gain the advantages of economies of scale and greater profitability. We expect this will then enable us to refinance the Sentient financing with lower cost debt or new equity. It is our objective to accomplish this refinancing before September 2005 when the repayment of the Series A debentures and a mandatory prepayment on the Series B1 and Series B2 debentures, a total obligation of approximately $13.5 million, are due.

                         AMERALIA, INC. AND SUBSIDIARIES


We anticipate the additional funding we have received in our subsidiaries will provide sufficient working capital for our budgeted operations for the forthcoming year. Our capital expenditure budget anticipates investment in an additional underground cavity for resource recovery, monitoring wells, the plugging of abandoned wells, a new warehouse and some relatively minor plant modifications. The total of these budgeted investments is approximately $2.7 million. We do not expect the sale of any significant equipment nor any significant change in the number of our employees now that we have established our staffing requirements. Our objective in product research and development is to focus on our customers and identify needs that present profitable niche opportunities for our products.

We have negotiated to match the interest and dividends AmerAlia receives on its NSHI debentures and preferred stock with new obligations to third parties that replace previous debt and guaranty agreements. However, we anticipate that our parent company, AmerAlia, will have to rely on the management fees it receives under its management fee agreement with NSHI and NSI. The income we receive from the management fee agreement is not sufficient to meet AmerAlia's operating expenses and we still have significant obligations outstanding that we cannot meet unless we raise additional debt and equity. Meanwhile, if the business does not perform to our expectations we shall be unable to service the obligations on the debt, including the interest, the accruing contingent interest obligations (if owed), and the required payments of principal that may lead to default, may force a sale of the business or else require significant additional capital. Adverse business performance in our operating subsidiaries may also jeopardise the ability of NSHI to pay the management fees to AmerAlia thereby further placing at risk AmerAlia's ability to meet its own obligations.

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


Item 3: Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

AmerAlia, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of AmerAlia's disclosure controls and procedures as of March 31, 2004 (the "Evaluation date"). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded as of the Evaluation Date that AmerAlia's disclosure controls and procedures were effective for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that it files under the Exchange Act.

                         AMERALIA, INC. AND SUBSIDIARIES


Changes in Internal Controls:

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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


PART II: OTHER INFORMATION

Item 1: Legal Proceedings

In June 2002, the El Paso County, Colorado, District Court entered judgment against AmerAlia in AmerAlia, Inc. v. Marvin H. Hudson (case no. 99-CV-3050) in the amount of $374,100. This case developed from a dispute between AmerAlia and Mr. Hudson regarding the existence of an employment contract and certain of Mr. Hudson's actions taken while an officer of AmerAlia. On April 8, 2004 Mr. Hudson served a Garnishment Writ of Natural Soda to which Natural Soda has responded on May 7, 2004 denying that it held any assets belonging to AmerAlia.


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

In March 2004, we issued shares of restricted common stock as follows:

     1.   503,979 shares of restricted common stock for finders' fees;

     2. 216,000 shares of restricted common stock to an unaffiliated accredited investor in satisfaction of finder's fees related to the Company's issuance of promissory notes to complete the financial closing;

     3. 242,590 shares of restricted common stock in satisfaction of outstanding guaranty fees

                         AMERALIA, INC. AND SUBSIDIARIES


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

There were no purchases of equity securities by the Company or affiliated purchasers.

Item 6: Exhibits and Reports on Form 8-K

(a)      Exhibits

10.49    Consent of Business Appraisal Associates, Inc.

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

                                    AMERALIA, INC.



May 14, 2004                        By: /s/ Bill H. Gunn
                                        ----------------
                                    Bill H. Gunn
                                    Chief Executive Officer
                                    (Principal Executive Officer)


May 14, 2004                        By: /s/ Robert van Mourik
                                        ---------------------
                                    Robert van Mourik
                                    Executive Vice President,
                                    Chief Financial Officer
                                    (Principal financial and accounting officer)

                                 EXHIBIT INDEX

EXHIBIT
NO.                               DESCRIPTION
-------                           -----------
10.49    Consent of Business Appraisal Associates, Inc.

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