Form 10KSB
period 2004-06-30
AMERALIA INC
filed 2004-10-13
CIK 811419

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended June 30, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-15474

AMERALIA, INC.
(Exact name of Company as specified in its charter)

Utah	87-0403973
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

20971 E. Smoky Hill Rd., Centennial, Colorado 80015-5187
(Address of Principal Executive Offices)
Company's telephone number, including area code:	(720) 876-2373
Securities registered pursuant to Section 12(b) of the Act:	None.
Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock - $.01 Par Value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

Revenues for the fiscal year ending June 30, 2004:	$12,609,041

Shares of common stock, $.01 par value, outstanding as of September 1, 2004: 16,866,301. Aggregate market value of the voting stock held by non-affiliates of AmerAlia as of September 1, 2004 was approximately $5,175,200. The estimate is based on the last sale price per share and 6,900,244 shares held by non-affiliates.

Documents incorporated by reference: See Item 13.

Forward Looking Statements pursuant to 1933 & 1934 Securities Acts

AmerAlia’s future conduct depends on a number of factors beyond our control, so we cannot assure you we will be able to conduct AmerAlia’s operations as we contemplate in this report. This report contains various statements using the terms “may”, “expect to”, and other terms denoting future possibilities. They are forward-looking statements. We cannot guarantee the accuracy of these statements as they are subject to a variety of risks beyond our ability to predict or control. These risks may cause actual results to differ materially from the projections or estimates contained in this report. These risks include, but are not limited to:
•	the Company’s historical lack of profitable operations;
•	a need for highly profitable operations to service the interest costs of the new long-term financing;
•	the risks that the refinancing necessary to reduce our cost of funding and to finance our operations, the operations of our subsidiaries and expansion of production capacity will not be available on reasonable terms, if at all;
•	the risks of undertaking exploration, development and mining of mineral properties;
•	the risks associated with the manufacture and marketing of chemical products; and
•	the risk of default on the debentures held by the Sentient Entities, the promissory notes issued to our various investors and the Bank of America and its associated guaranty agreement obligations to the Mars Trust.

These risks are discussed further at the end of Item 1(b).

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004

PART I
ITEM 1.	DESCRIPTION OF BUSINESS

(a)    Business Development

AmerAlia, Inc. was incorporated in Utah on June 7, 1983 as Computer Learning Software, Inc. and renamed AmerAlia, Inc. in January 1984. When we use the term “We” or “AmerAlia” in this annual report, we are referring to AmerAlia, Inc. and its wholly-owned subsidiaries, Natural Soda Holdings, Inc. ("NSHI") and Natural Soda, Inc. ("NSI").

AmerAlia’s business is to produce and sell natural sodium bicarbonate, commonly known as baking soda, for use in a wide variety of products and activities. Our primary objective is to be the world’s largest and lowest cost producer of sodium bicarbonate. We own the largest Bureau of Land Management sodium leases in the Piceance Creek Basin which contains the largest known deposits of naturally occurring sodium bicarbonate in the world.  Our leases are located near the depositional center of the Piceance Creek Basin deposits in Colorado where the nahcolite beds are thickest with greatest concentration and purity.  Consequently, we believe our deposits are unique and capable of producing sodium bicarbonate and related sodium products for many generations.

NSI's Plant Operations, Rifle, Colorado

We first gained an interest in these deposits through our 1989 acquisition of an interest in a Bureau of Land Management lease known as the Rock School Lease in Rio Blanco County, Colorado.   We purchased the lease in 1992 and devoted a number of years of research, development and permitting activity to bring that lease into production. In 2001 the Bureau of Land Management renewed the lease for a further ten years. Initially, we planned to produce sodium bicarbonate through building a solution mining and recovery facility on our Rock School Lease. We entered into agreements to design and fabricate a processing plant and commenced the construction of equipment.

However, in February 2003, we successfully completed the acquisition of the business operations of a company owning adjoining leases already in production. This immediately gained us access to an existing customer base, production facilities and very substantial additional deposits of nahcolite. We plan to use the equipment and plans we have already developed to expand the production capacity of our newly acquired operations.

Our subsidiary, Natural Soda, Inc., purchased the assets and certain related contracts held by White River Nahcolite Minerals, LLC (“WRNM”) and IMC Chemicals Inc. (“IMC Chemicals”) with short-term financing provided by Sentient Global Resource Fund I, LP and Sentient Global Resource Trust No. 1 of George Town, Grand Cayman, Cayman Islands (the “Sentient Entities”). This short-term financing was converted into long term funding at the financial closing completed March 19, 2004. The Sentient Entities hold all the outstanding NSHI and NSI common stock as collateral for the repayment of their loans. AmerAlia owns all the outstanding stock of NSHI. NSHI owns NSI. WRNM was an indirect, wholly-owned subsidiary of IMC Global, Inc. ("IMC"). IMC Chemicals is a subsidiary of IMC.

We have not been involved in any bankruptcy, receivership, or similar proceedings.

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 1 of 67

(b)	Business of Issuer

We are currently involved in only one industry segment: the production of various grades of sodium bicarbonate recovered from our naturally occurring deposits of nahcolite using solution mining.

General Discussion

Traditionally, sodium bicarbonate is manufactured chemically from soda ash, however, we recover our natural sodium bicarbonate using solution mining which we believe gives us significant production cost advantages over chemically manufactured product.

The largest known deposits in the world of nahcolite, a naturally occurring mineral form of sodium bicarbonate, exist in an area known as the Piceance Creek Basin in northwest Colorado. Access to these deposits is governed by the United States Bureau of Land Management which has granted leases to allow recovery of the sodium bicarbonate. We own the largest leases covering these deposits and there is only one other lease currently capable of being brought into production. Our leases cover 9,543 acres and are located near the depositional center of the Piceance Creek Basin deposits where the nahcolite beds are thickest with greatest concentration and purity. Consequently, we believe our deposits are unique and capable of producing sodium bicarbonate and related sodium products for many generations.

AmerAlia's sodium leases are located about 54 miles northwest of Rifle, Colorado

Solution mining requires pumping hot water approximately 1900 feet underground, dissolving the mineral and bringing the saturated liquid to the surface where we recrystallize the sodium bicarbonate as a fine white crystalline powder. We package product in various grades of purity and crystal size in 50 lb. bags, 2000 lb. “supersacks”, or in bulk, and transport to our customers by truck or rail. We are capable of producing approximately 110,000 tons per year. We sell our products throughout the United States, Canada and Mexico. Our principal competitors are Church & Dwight, manufacturers of the Arm & Hammer brand; FMC Corporation and Solvay Chemicals.

Our products have many uses and applications. They include sales to the animal feed, industrial, food and pharmaceutical grade markets. Sodium bicarbonate is used in baking products, personal care products including toothpaste and antacid tablets; household products including deodorizers, cleaning products, detergents, carpet cleaners, bath salts and cat litter; and in industrial situations and uses such as leather tanning, fire extinguishers, blast media and waste water treatment.

The production of sodium bicarbonate also potentially enables the production of soda ash and caustic soda, chemicals widely used in the manufacture of glass, detergents and a variety of inorganic and organic chemicals. Sodium bicarbonate can also be used as an agent for flue gas desulfurization, a market that may expand as the requirements of the 1990 amendments to the Clean Air Act impact more significantly on the power generation industry.

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 2 of 67

Description of the WRNM Transaction

NSI acquired all of the WRNM assets, subject to all of the liabilities for a total purchase price of $20.6 million. WRNM and IMC assigned to NSI all of their interests in the assets including property, plant, equipment, water rights, accounts receivables, and four federal sodium leases issued by the Bureau of Land Management. NSI assumed WRNM's accounts payable. All of the 22 employees previously working for WRNM accepted employment from NSI. None of the employees is a member of a collective bargaining unit. The Company has accounted for the acquisition as a purchase under the provisions of SFAS No. 141. Accordingly, the Company has recorded the assets acquired and the liabilities assumed at their fair market values. The excess purchase price has been allocated to the assets purchased. No amount was allocated to goodwill.

Description of the Assets

The principal assets NSI acquired from WRNM are four federal sodium leases (Federal Sodium Mineral Leases C-0118326, C-37474, C-0118327 and C-0119986) and the 26,500 square foot processing plant located on one of the leases. NSI also acquired federal rights of way, operating permits, water rights, ownership of an existing water reservoir, rights with respect to an additional potential reservoir site, approximately 3,900 tons of inventory and receivables. In order to transfer the operations of the business at the closing, NSI and NSHI posted reclamation bonds and other financial security with federal and state agencies totalling about $924,500. NSI also assumed WRNM's accounts payables and other liabilities of approximately $2,240,000, as well as equipment and other leases necessary for the business operations. The leases and the plant are located about 54 miles northwest of Rifle, Colorado, and are accessible all year by paved road.

The Sodium Leases:

NSI acquired four sodium leases containing nahcolite, a naturally occurring mineral form of sodium bicarbonate, commonly called baking soda. They are located in the Piceance Creek Basin in northwest Colorado and have been combined into a single operational unit, the "Wolf Ridge Mining Unit", established by the Bureau of Land Management in 1993. The sodium leases cover an area of 8,223 acres or nearly 13 square miles. Our total lease area is 9,543 acres when combined with the Rock School Lease. Unique to the NSI leases is the Boies Bed, an interval very rich in nahcolite located at an approximate depth of 1,900 feet. NSI has Bureau of Land Management approval to recover nahcolite from the Boies Bed and an adjacent interval at the rate of 48,000 tons per acre.

Each of the four WRNM sodium leases was renewed effective July 1, 2001 for a ten year term with a preferential right to subsequent renewals provided that sodium is being produced in paying quantities. Under the unit agreement, production in paying quantities from one lease is sufficient to extend all four WRNM leases. The leases bear a production royalty payable to the federal government of 5% of the gross value of the leased deposits at the processing plant. Each of these leases contains covenants to protect the in situ oil shale, water, and historical resources.

During the last ten years, WRNM and its predecessors have been solution mining nahcolite from the Boies Bed from horizontal cavities. Each horizontal cavity may be expected to produce approximately 150,000 to 250,000 tons over time. Horizontal drilling into the Boies Bed has the advantage of being a proven technology.

The Plant:

The plant consists of a single building with crystallizers, boilers, centrifuge, dryers and other equipment capable of producing various grades of sodium bicarbonate at approximately 110,000 tons per year. There are also several other buildings associated with the plant which are used for bulk storage (one building of approximately 50 feet in diameter with a storage capacity of 3,000 tons) and three small sheds (lube storage shed, fire pump house shed, and hazardous materials shed). The plant, the bulk storage facility and one of the sheds are of metal construction; the other two sheds are of wood construction, each on concrete pads.

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 3 of 67

Underground cavities constitute a material part of the plant and its operations. Solution mining requires pumping hot water into the nahcolite-bearing rock zone at a depth of approximately 1,900 feet. The nahcolite dissolves and is pumped to the surface in solution known as a pregnant liquor and brought into the plant. The equipment in the plant recrystallizes the sodium bicarbonate from the pregnant liquor and then dries the sodium bicarbonate. The barren liquor is reheated and recycled underground to continue the solution mining process. The dried sodium bicarbonate is then stored for bulk sales or is bagged at the plant in 50 pound or 2,000 pound bags. The plant is capable of producing all commercial grades of sodium bicarbonate from animal feed grade to USP5, the highest commercial grade.

An illustration representing the solution mining process

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

Water Rights:

WRNM also transferred all of its water rights to NSI, including the production well used to obtain water for solution mining operations, conditional well water rights associated with 13 wells located on the land covered by the federal sodium leases, absolute surface water rights from the White River drainage, a water storage reservoir and rights relating to future expansion of the reservoir, and rights associated with an augmentation plan governing substitution and exchange of water withdrawn from wells located on the sodium leases.

Fee Property:

WRNM transferred to NSI real property owned in fee simple that is used for the existing water storage reservoir of about 35.8 acres, about 25 miles east of the plant.

Other Assets:

In addition to the federal sodium leases and the assets associated with the plant, NSI acquired approximately 3,900 tons of sodium bicarbonate inventory in storage at the plant site and in a warehouse located in Rifle, Colorado.  US Filter assigned equipment to NSI that it had fabricated for AmerAlia in consideration for the settling obligations due to US Filter under a May 1999 Design/Build Contract,. This equipment included a centrifuge, six silos, a dryer system, baghouse equipment, air compressors, pumps and pump parts now located at or near to the NSI plant. AmerAlia originally intended to use this equipment in the plant it had contemplated constructing for production from the Rock School Lease, however, we now plan to use this equipment to expand the existing NSI plant.

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 4 of 67

Marketing:

Before we acquired the WRNM business, IMC Chemicals and WRNM had entered into a number of marketing contracts with various distributors and users of the sodium bicarbonate products that the plant produces. Of these, the most significant (in tonnage as well as revenue) was an agreement with Bioproducts Incorporated of Fairlawn, Ohio to distribute animal feed grade products. However, at the end of 2003 we exercised our rights to terminate this agreement and we now sell animal feed grade product through a number of independent distributors. The largest of these is Bunnett & Company of Amarillo, Texas which now represents the largest part of our animal feed sales. The majority of our industrial and USP grade products is distributed by an agent, Vitusa Products, Inc. of Berkeley Heights, New Jersey. There are no written distribution agreements with Bunnett or Vitusa. There are no other significant marketing relationships that constitute more than 10% of our sales.

Other Contractual Arrangements:

When NSI acquired the WRNM business, it assumed a number of WRNM's other contractual arrangements including a sublease for 55 rail cars, a contract for the use of six airslide railcars, contracts with third parties for rail, freight and trucking services, equipment leases and contracts for services provided for normal business operations.

Description of the Short-Term Financing

At the time the asset purchase agreement with IMC Global was due for completion, AmerAlia and the Sentient Entities had not yet finalized their own agreements with respect to their final structure and commercial arrangements. Therefore, as an interim measure, AmerAlia and the Sentient Entities entered into a "Closing Agreement" which provided for temporary short-term funding until replaced by the long term funding structure when the final structure and commercial arrangements were resolved.

Consequently, the Sentient Entities loaned $24,000,000 to NSHI. NSHI used these funds to pay the purchase price of approximately $20.6 million to WRNM, payment of deposits to certain vendors to the WRNM business that NSI acquired, a portion of the fee to US Filter for termination of the May 1999 Design/Build Contract, transaction costs and working capital.

The Sentient Entities loaned the funds to NSHI on a short-term basis and took a security interest in all the outstanding shares of NSI capital stock. The Sentient Entities and NSHI completed their agreements on March 19, 2004 for the financial closing and long-term financing for the acquisition as discussed below.

Pro-forma Financial Statements

This information has been provided in our filings on Form 8-K/A-1 filed May 6, 2003 and Form 8-K/A-2 filed June 1, 2003. A copy of these filings can be obtained through the internet at www.sec.gov or by writing to our Corporate Secretary.

Long-Term Financing Agreements

On March 19, 2004 NSHI and the Sentient Entities completed their arrangements known as the financial closing. The principal agreement is the Debenture Purchase Agreement which provided for the repayment of the short-term financing and raising additional funding. A Securityholder Agreement between AmerAlia, NSHI, NSI and the Sentient Entities defines their mutual expectations and conduct with respect to the restrictions on transfer of the debentures and other securities issued in the transaction; board representations and appointment of management; budget approvals and minimum voting majority; limitations on the actions of NSHI and NSI; restrictions on transfer of securities and/or a trade sale including drag along/tag along rights; forbearance agreements; agreements for the exchange of Series B2 Debentures into 49% of NSI common stock and exchange of the NSI common stock for AmerAlia common stock; exchange of the Series B1 and Series B2 Debentures for AmerAlia common stock and dispute resolution procedures. The agreements include a Management & Cost Reimbursement Agreement whereby AmerAlia will provide management services for a fee through September 30, 2005. This agreement has been pledged to US Filter as security for moneys owed to US Filter. Finally, in consideration for amending the terms of the original closing agreement completed with the Sentient Entities on February 20, 2003 to allow a closing, the Company has granted the Sentient Entities warrants to purchase 600,000 shares of AmerAlia’s restricted common stock exercisable at $1.00 per share until March 19, 2009.

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 5 of 67

Under these agreements, NSHI raised additional debt of $5,500,000 through the issue of new debentures, as follows:
•	AmerAlia received $3,500,000 in NSHI Series A Secured 10% Debentures utilizing funds it raised from accredited investors (see “AmerAlia Funding”, below);
•	The Sentient Entities invested an additional $2,000,000 in NSHI Secured Series A 10% Debentures.

In addition at the financial closing, NSHI issued to the Sentient Entities in exchange for its $24 million short term loan:
•	$3,000,000 in Secured Series A 10% Debentures;
•	$11,300,000 in Secured Subordinated Series B1 Debentures;
•	$9,700,000 in Secured Subordinated Series B2 Convertible Debentures.

NSHI also issued to AmerAlia in cancellation of its loan to NSHI of approximately $17,678,100:
•	$275,000 of Secured Series A 10% Debentures;
•	$12,000,000 of Unsecured Subordinated Series C Debentures;
•	4,949 shares of Series A Preferred Stock having a liquidation value of $4,949,000;
•	an additional issue of common stock bringing the total common stock held by AmerAlia to 51,000 shares, being all the common stock issued.

NSHI also issued $750,000 of Secured Series A 10% Debentures to NSI in exchange for an obligation by NSI to pay $750,000 to NSHI. The purpose of the issue of the $750,000 Series A Debenture to NSI was to enable NSI to provide the debenture as collateral to the Mars Trust for its bonding support as discussed in Item 12 “Certain Relationships and Related Party Transactions”.

In addition, the board of directors of NSHI and of NSI will be expanded to five members comprising two representatives from AmerAlia, two representatives from the Sentient Entities and one member with industry experience mutually acceptable to all parties. The Sentient representatives have not yet accepted appointment as directors of the two companies but David R. Delling, a former President of both Tenneco Minerals and Solvay Minerals, has been appointed a director of NSI.

Description of the Debentures:

The Series A Debentures were issued March 19, 2004 and are due September 30, 2005. The interest rate is 10% per annum, payable quarterly with the first interest payment due June 30, 2004. The Series A Debentures are senior to all other debentures and are collateralized by all of the assets of NSI and NSHI, as well as by all of NSHI’s common stock of NSI. These assets also collateralize the Series B1 Debentures and the Series B2 Debentures held by the Sentient Entities. Sentient Resources USA, Inc. acts as agent holding the collateral for the benefit of all of the secured debenture holders.

The Series B1 and Series B2 Debentures are subordinate to the Series A Debentures but rank equally with the Series C Debentures with respect to all payments of principal and interest unless the Series B Debenture holders declare an event of default. The Series B1, Series B2 and Series C debentures were issued March 19, 2004, pay interest quarterly and have interest rates as follows:

Period	Interest Rate per Annum
March 19, 2004 - June 30, 2004	1.5%
July 1, 2004 - June 30, 2005	4.5%
July 1, 2005 - June 30, 2006	7.5%
July 1, 2006 - June 30, 2007	10.5%
July 1, 2007 - February 19, 2008	13.5%

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 6 of 67

The Series B1 Debentures have a right to earn “Contingent Interest” which means a payment of additional interest, which when added to the other payments of principal and interest on the Debentures held by the Sentient Entities, could provide the Sentient Entities with an internal rate of return of 34.8766% per annum compounded annually, using February 20, 2003 as the commencement date. Contingent Interest shall be paid on the amounts represented by the Series B1 Debentures to the Sentient Entities only (a) on the Maturity Date of the Series B1 Debentures, if owed, subject to the achievement of the contingencies described below, (b) without regard to the contingencies described below, if the Company prepays any of the Series B Debentures, and (c) without regard to the contingencies described herein, upon the declaration of a default pursuant to the Series B Debentures. Contingent Interest shall not be payable if the Adjusted EBITDA of the Company is less than $500,000 for the 12 month period prior to the Maturity Date; provided, however, that if the Adjusted EBITDA is less than $500,000, then if the Adjusted EBITDA of the Company is in excess of $1,000,000 in the aggregate for a 36 month period immediately prior to the Maturity Date, the Contingent Interest shall be due and payable on the Maturity Date. In addition to the quarterly payments of interest in accordance with the interest rate table above, a mandatory prepayment of principal of $4,029,760 is required on September 30, 2005

The Series B2 Debentures have similar terms and conditions as the Series B1 Debentures except that the “Contingent Interest” internal rate of return is thirty percent (30%) per annum compounded annually, commencing February 20, 2003.

The Sentient Entities have the option to convert the Series B2 Debentures into 49% of the common stock of NSI. The Sentient Entities also have the option to exchange the Series B1 Debentures and/or the Series B2 Debentures into shares of AmerAlia common stock. This right to exchange the debentures (or the underlying NSI common stock if the Sentient Entities convert the Series B2 Debentures) provides for the issuance of AmerAlia common stock at a price equal to 85% of the market price for the AmerAlia common stock. If the Sentient Entities were to exchange these debentures, they would acquire a significant majority of AmerAlia’s shares based on today’s stock prices and could exercise control of AmerAlia.

The Unsecured Subordinated Series C Debentures held by AmerAlia earn the same interest rate as the Series B Debentures and have a right to earn contingent interest up to a total internal rate of return of fifteen per cent (15%) per annum compounded annually, commencing February 20, 2003. They rank equally with the Series B1 and Series B2 Debentures with respect to all payments of principal and interest unless the Series B Debenture holders declare an event of default, in which case the Series B1 and Series B2 Debentures will be senior to and be repaid prior to the Series C Debentures. The Series C Debentures have been pledged by AmerAlia to secure guarantees and loans as discussed below under “Other Loans” and “Continuing Guarantee of Bank of America Indebtedness”.

The Series B and the Series C Debentures have a provision that if NSHI sells NSI or substantially all of the assets of NSI in a trade sale, then the proceeds must be used to repay the Series A Debentures, then the Series B1 Debentures, then the Series B2 Debentures and then the Series C Debentures.

Drag Along & Tag Along Rights:

The drag along and tag along rights apply to the Sentient Entities and to AmerAlia if the Sentient Entities own NSI common stock and the remaining Series B1 Debentures have been repaid. They are defined in the Securityholder Agreement.

Under the drag along rights, if the Sentient Entities wish to sell all (and not less than all) of the shares of NSI common stock they own, the Sentient Entities shall make a written offer to sell the shares to AmerAlia naming a price and the terms of purchase. If AmerAlia does not elect irrevocably and in writing to purchase the shares within 30 days, the Sentient Entities may complete the sale of the shares to a third party at the same price and on the same terms within 90 days of AmerAlia’s receipt of the written offer. The Sentient Entities may further require that AmerAlia or NSHI sell all the shares of NSI common stock they own to the third party on the same terms. If the AmerAlia shareholders are required to approve the sale of the NSI common stock by AmerAlia and fail to do so, then there is a mechanism whereby the Sentient Entities can gain a majority of the board and a majority of the common stock of NSHI. Thereafter, the Sentient Entities shall have 90 days to complete the sale of the shares to the third party. If the Sentient Entities are unable to complete the sale within that time, the Sentient Entities will rescind the actions that gave them control.

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 7 of 67

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

Management & Cost Reimbursement Agreement:

This agreement provides for the payment of $700,000 per year commencing October 1, 2003 for two years to AmerAlia for providing management services to NSHI and NSI. The agreement also provides for indemnification of NSHI and the Sentient Entities from certain AmerAlia creditors. AmerAlia’s rights to this agreement have been pledged as security to U.S. Filter under its settlement agreement with U.S. Filter completed on February 21, 2003 and discussed in AmerAlia’s filings on Form 8-K.

AmerAlia Funding:

The Company raised $3,500,000 from a group of accredited investors through the issue of 10% promissory notes due September 30, 2005. The Company also granted four warrants for each $10 of their promissory notes to subscribe for shares of restricted common stock in the Company at $1.00 per share until March 19, 2009. The Promissory notes are secured by an equal value of NSHI Series A Debentures held by the Company. The warrant agreements are on the same terms and conditions as the warrants issued to the Sentient Entities. A total of 1,400,000 warrants were granted to these accredited investors. Consequently, as a result of her participation in this funding, Mrs. Karen O. Woolard, spouse of Mr. Robert C. Woolard, now an AmerAlia director, became a five percent shareholder.

As discussed in Item 12 “Certain Relationships and Related Party Transactions”, these investors also included James V. Riley, an AmerAlia director, and J. Jeffrey Geldermann who was elected a director on June 25, 2004.

Finders’ Fees:

The Company paid finders’ fees of $55,000 in cash to RBC Dain Rauscher and 210,000 shares of restricted common stock to Mrs. Karen O. Woolard for negotiating these funding arrangements.

In February, 2003 the Company agreed to pay a finder’s fee to McFarland Dewey Securities Co, LLP of $1,000,000 and the reimbursement of expenses of approximately $11,000. At the financial closing, the Company and McFarland Dewey completed a new settlement agreement under which McFarland Dewey agreed to accept $750,000 in cash, a $250,000 promissory note secured by an equal value NSHI Series A Debenture, an unsecured promissory note due May 10, 2004 for $18,000 for expenses reimbursement, the issue of the 503,979 shares of restricted common stock, the grant of 300,000 warrants on the same terms as those granted to the Sentient Entities and the investors above, and the release of any and all claims under the prior agreement.

Other Loans:

Prior to the financial closing, the Company was obligated under guaranty and loan agreements to two accredited investors who had provided loan funds with accrued interest totalling approximately $2,317,700 at the time of the financial closing. The Company met these obligations by issuing 121,295 shares of restricted common stock in satisfaction of outstanding guarantee fees to each of two accredited investors, one of them Mrs. Karen O. Woolard; and two promissory notes secured by $2,078,417 of the Company’s Series C Debentures and 359 shares of its NSHI Series A Preferred Stock. One of these promissory notes in an amount of $853,400, secured by $765,295 of Series C Debenture and 132 shares of Series A Preferred Stock, has been issued to Mr. Robert C. Woolard now an AmerAlia director. Any interest, contingent interest, dividends or principal repayments received by the Company from the pledged securities must be applied to meeting the obligations on these notes.

In addition, AmerAlia has a long term debt due to the Bank of America that is guaranteed by the Jacqueline Badger Mars Trust. The terms of this debt and the guaranty agreement are discussed at Item 12 “Certain Relationships and Related Party Transactions”.

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 8 of 67

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

We purchased the Rock School Lease from Kinder on December 10, 1992. We amended the acquisition terms in January 1996. We have certain remaining obligations to pay to Kinder:
•	a minimum annual royalty of $75,000;
•	a production royalty equal to $1.50 per ton of production;
•	an annual consulting fee of $25,000; and
•	if the minimum royalty exceeds the production royalty payable, then a credit is carried forward and allowed against any future production royalties.

The BLM approved Kinder’s assignment of the Rock School Lease effective January 1, 1996. As at September 1, 2004 AmerAlia owed $833,334 to Kinder.

The Rock School Lease is due for renewal in June 2010. As leaseholder, we have a preferential right to renew the lease, but this right is subject to numerous requirements. The most significant requires that we produce sodium bicarbonate from the lease “in paying quantities” before the expiration of the current term. We believe BLM general practice is that the conduct of our activities proceeding to resource recovery will be sufficient to enable a lease renewal. We believe that we will be able to renew the Rock School Lease in perpetuity if we conduct operations on the lease and comply with the terms and conditions of the lease.

We pay rent to the BLM annually in advance at the rate of $1 per acre and a minimum annual royalty of $26,000. If we produce sodium bicarbonate from the Rock School Lease, we will have to pay the BLM a 5% production royalty.

Prior to our acquiring the WRNM assets, our investment in the Rock School Lease acquisition and development together with the engineering design and plant construction assets was reflected in AmerAlia’s financial statements as being approximately $15.5 million. However, the change in the business plan of the Company in acquiring the WRNM business, its existing operating facilities and its abundance of additional resources meant that the value of AmerAlia’s pre-existing assets was diminished and no longer as great as their value to AmerAlia if it had proceeded with its development of the Rock School Lease. Consequently, in the 2003 fiscal year we recorded an asset impairment cost of approximately $4.3 million, as discussed more fully in Notes 6 & 7 to the financial statements.

Employees

AmerAlia’s day to-day business activities are managed by Mr. Bill H. Gunn, Chairman and President; and Mr. Robert van Mourik, Executive Vice President and Chief Financial Officer. See Item 10 “Executive Compensation”. They are supported by a management team encompassing production, sales & marketing, financial, environmental compliance and humans resources. Natural Soda, Inc. now has 34 employees.

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 9 of 67

Risk Factors

•  NSHI and its operations are highly leveraged which increases the risk of default and the loss of collateral to our lenders.

NSHI debt comprises $26 million due to the Sentient Entities and a further $3.775 million of senior debt due to AmerAlia. All of this debt bears interest at various rates up to 34% per annum as described above under “Long-Term Financing Agreements”. However, if there is a default on any debenture then we are obliged to repay the Series A and B debentures, including all contingent interest, before any other debentures are repaid. The $9,250,000 of Series A Debentures are due September 30, 2005. If there is a default, we may lose all of our interest in all of our assets including the assets we previously held as well as all of the assets acquired from WRNM. We cannot offer any assurance that NSHI will be able to pay its obligations when due.

In addition, we retain approximately $20 million of debt and creditor obligations of which $3.75 million is due to the investors who subscribed part of the new funding, approximately $9.9 million due to the Bank of America, approximately $565,000 due to the Mars Trust as at June 30, 2004, approximately $2.3 million due to accredited investors at June 30, 2004 and the $1.2 million note due to U.S. Filter. If we default in paying our other creditors, the Sentient Entities have a right to declare a default on the debentures and foreclose on our assets. If the Sentient Entities declare a default and foreclose on our assets, we will have no operating assets and our equity will have no value.

•  Our ability to service this debt obligation will be entirely dependent on payments we receive from the interest earned from the debentures and dividends on the preferred and common stock.

However, AmerAlia is obliged to pay all this interest income to the promissory note holders and other debt providers. Our only other income will be from the fees we receive under the management agreement. US Filter holds a security interest in this agreement. There can be no assurance that AmerAlia will receive sufficient cash flow to meet its financial obligations because of the significant amount of these obligations burdening AmerAlia. Any default by AmerAlia in servicing its long term financing obligations will cause a default under the debentures issued by NSHI and the possible loss of all collateral for such debentures.

AmerAlia is also required to repay or else refinance its obligation to the Bank of America when due in December 2005. AmerAlia has pledged its Series C Debentures to the Mars Trust as guarantor of this loan. If we fail to pay the Bank of America and the Mars Trust forecloses on the Series C Debentures under its guaranty agreement, then this will cause all debentures to fall into default, in which case the Sentient Entities will foreclose on our assets.

•  AmerAlia has large accumulated losses, we expect future losses and we may not achieve or maintain profitability.

We have incurred substantial losses and used substantial cash to support our activities through the development stage, complete our acquisition, refurbish our plant and sustain our activities to date. Our net losses were approximately $36 million through June 30, 2004 and we had a deficit of shareholders’ funds of approximately $9 million at that date. We will continue to lose money unless we significantly increase our revenues. We cannot predict when, if ever, we will operate profitably.

•  AmerAlia relies on key employees in NSI to manage its operations and may have difficulty replacing them if they were to leave our employ.

We conduct our operations with a relatively small management team so the loss of an employee through an extended illness or resignation can adversely impact our capacity to successfully fulfill our obligations and thereby impact our sales, margins and operating profitability.

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 10 of 67

•  AmerAlia’s pricing of its products is determined in a competitive environment in which we are not generally able to lead prices.

Our industry is dominated by Church & Dwight, a long time manufacturer of the Arm & Hammer brand of baking soda and related products. Our major competitors also include FMC and Solvay, major corporations with considerable resources, marketing expertise and broader access to customers than we do. Consequently, if there is a price war with the major companies that dominate the industry our margins and profitability may be threatened. From time to time, we may need to reduce prices for some of our products to respond to competitive and customer pressures and to maintain market share. Consequently, our operating results may suffer.

•     The loss of any of our principal customers could significantly lower our sales and profitability.

We primarily sell our animal feed grade product through customers who act as distributors. The largest of these in tonnages and revenues is Bunnett & Company who account for the majority of our animal feed sales. In addition, we sell most of our higher grade products through Vitusa Products, Inc. of Berkeley Heights, New Jersey. We do not have written distribution agreements with Bunnett or Vitusa and the loss of all or part of their business could be injurious to our sales, margins and profitability. Our five largest customers constituted approximately 64% of our sales through June 30, 2004 and represented about 71% of our accounts receivable at June 30. 2004. Our two largest customers, Bunnett & Company and Vitusa Products, together represent nearly one half of our business. Consequently, there is also a concentration of credit risk associated with the continuing successful performance of these customers.  If we lose a customer our revenues wil decrease.

•  AmerAlia may not be able to continue to recover sodium bicarbonate economically or at all from the sodium leases and if so, we cannot service our debt obligations.

This is a high fixed cost business and if there are underground production problems that cause difficulties in recovering product or if we are unable to sell sufficient tonnages, the relatively high fixed operating costs applied to a low volume of sales may cause the operation to be unviable.

•  Increasing gas, power and fuel costs could erode our profit margins and harm operating results.

Energy costs and transport costs represent a major component of our cost structure. It may be difficult to pass on increased costs to our customers so that our profitability may be adversely impacted. This could harm the company’s financial condition and operating results.

•  NSI’s operations are subject to a significant amount of regulatory scrutiny and regulation from federal and state authorities.

NSI’s mining and processing operations operate under permits from several state and federal authorities, including the Environmental Protection Agency, the Bureau of Land Management, and the Colorado Division of Minerals and Geology. Failure to comply with government conditions and permitting requirements may cause these permits to be revoked and material and adverse effects on NSI, NSHI and AmerAlia. If we lose our permits we may have to cease operations while we seek their renewal. If we cannot do this, we will be out of business.

•  The long-term financing agreements allow the conversion and exchange of the Sentient debentures for AmerAlia stock that may result in the issuance of a significant number of shares which would dilute the ownership of the current AmerAlia shareholders.

One exit strategy for the Sentient Entities is to exchange their interests in the Series B1 and Series B2 debentures for AmerAlia common stock at a value equal to 85% of market prices. While this cannot occur before October 31, 2004, this could result in the issuance of more than 33 million shares of AmerAlia common stock at their current prices.  This could substantially increase the number of shares of AmerAlia common stock currently outstanding and could result in a substantial dilution in the interests of the existing AmerAlia shareholders. If issued, the Sentient Entities would control AmerAlia. Furthermore, the existence of the large number of shares potentially issuable may make it more difficult for AmerAlia to raise the financing that it may require in the future.

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 11 of 67

•  Hudson may take action against AmerAlia or its subsidiaries to recover the moneys owed to him under his judgement.

As discussed at Item 3 below, Hudson has sought a Garnishment Order against NSHI. If he is successful in demanding satisfaction of his judgement he may prejudice AmerAlia’s cash flow or cause disputation with AmerAlia’s secured creditors which may cause AmerAlia and/or NSHI to default on their debt obligations thereby causing the Company to lose all its assets to the Sentient Entities.

•  Under the Securityholder Agreement, AmerAlia has granted Sentient the right to force the sale of its economic interests in NSHI and its business operations on the same terms and conditions agreed to by Sentient for its interests.

If this occurs, neither the board of directors nor the AmerAlia shareholders will have any opportunity to approve the transaction. The Sentient Entities may approve a transaction which is beneficial to them but not to the remaining stockholders.

ITEM 2.	DESCRIPTION OF PROPERTIES

AmerAlia through its subsidiaries is a lessee of United States Sodium Mineral Leases C-0118326, C-37474, C-0118327 and C-0119986 covering 8,223 acres and Sodium Lease No. C-0119985 covering 1,320 acres in Rio Blanco County, Colorado, USA. These are described more fully in Item 1. - "Business", above.

The plant consists of a single building with boilers, centrifuge, and other equipment capable of producing various grades of sodium bicarbonate at greater than 110,000 tons per year. There are also several other buildings associated with the plant which are used for bulk storage (one building of approximately 50 feet in diameter with a storage capacity of 3,000 tons) and three small sheds (lube storage shed, fire pump house shed, and hazardous materials shed). The plant, the bulk storage facility, and one of the sheds are of metal construction, and the other two sheds are of wood construction, each on concrete pads. In management’s opinion, the plant facilities are adequately insured.

NSI has real property owned in fee simple that is used for the existing water storage reservoir of about 35.8 acres, about 25 miles east of the plant. NSI also leases a 21,517 square-foot warehouse in Rifle, Colorado, from an unaffiliated landlord.

ITEM 3.	LEGAL PROCEEDINGS

In June 2002, the El Paso County, Colorado, District Court entered judgment against AmerAlia in AmerAlia, Inc. v. Marvin H. Hudson (case no. 99-CV-3050) in the amount of $374,100. This case developed from a dispute between AmerAlia and Mr. Hudson regarding the existence of an employment contract and certain of Mr. Hudson’s actions taken while an officer of AmerAlia. On April 8, 2004 Mr. Hudson served a Garnishment Writ on NSHI and NSI to which NSHI and NSI have responded denying they held any unencumbered assets that belong to AmerAlia. AmerAlia and Mr. Hudson are discussing payment terms but have not reached agreement.

In August 2003, the Fauquier County Circuit Court entered judgment against AmerAlia in Stephen Keiley v. AmerAlia, Inc. (case no. CL03-172) for $47,600 plus court and attorney’s costs of $4,100. The case developed over a dispute over an office lease. The judgment and costs were settled for $51,000 prior to June 30, 2004.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Although not required by Utah corporate law, AmerAlia sought shareholder approval for the actions of the directors in the acquisition of the WRNM assets and the financing agreements with the Sentient Entities at a meeting of the shareholders held June 25, 2004. The transactions were approved by shareholders representing 91.5% of the total shares on issue. In addition, the shareholders elected Messrs. Gunn, van Mourik, Summerson, Murphy, Riley, Woolard and Geldermann as directors of the company as identified in Item 9 - “Identification of Directors and Executive Officers”. The shareholders also confirmed the appointment of HJ & Associates as Independent Accountants.

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 12 of 67

PART II

ITEM 5.	MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

(a)    Market Information.

From August 1987 until August 2002, our Common Stock was publicly traded under the symbol “AALA” on the Nasdaq SmallCap Market, operated by the National Association of Securities Dealers, Inc. Since August 20, 2002, AmerAlia has been listed on the OTC Bulletin Board. The highest, lowest and average closing prices for AmerAlia's common stock as provided by Nasdaq’s online service for the past two fiscal years are pro-provided in the table below. These prices do not include allowance for retail mark-up or mark-down, commissions or other transaction costs.

	Highest Price	Lowest Price	Average Reported
For the Quarter Ended	For the Quarter ($)	For the Quarter ($)	Last Sale Price ($)
September 30, 2002	1.01	0.30	0.65
December 31, 2002	0.98	0.35	0.58
March 31, 2003	1.45	0.39	0.82
June 30, 2003	0.70	0.30	0.49
September 30, 2003	0.75	0.38	0.51
December 31, 2003	1.01	0.23	0.43
March 31, 2004	1.20	0.31	0.50
June 30, 2004	0.90	0.40	0.63

(a)	Holders.

The number of record holders of our Common Stock on June 30, 2004 was approximately 414.

(c)	Dividends.

AmerAlia has not paid dividends on its Common Stock and has no plans to pay cash dividends in the future.

(d)	Securities authorized for issuance under equity compensation plans.

The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of the fiscal year ending June 30, 2004.

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 13 of 67

Equity Compensation Plan Information (1)
Plan Category and Description	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,540,000	$0.79	460,000
Equity compensation plans not approved by security holders (2)	630,000	$1.34	-0-
Total	2,170,000	$0.95	460,000

(1)   This does not include options held by management and directors that were not granted as compensation. In each case, the disclosure refers to options or warrants unless otherwise specifically stated.
(2)   This compensation comprises 430,000 options granted by the Board of Directors to investors, officers, past and some present directors prior to the adoption of shareholder approved Directors Incentive Plan and Employee Stock Option Plan in 2001 to subscribe for shares at $1.50 per share until June 28, 2006; and 200,000 options granted in April 2004 to some present directors as discussed below at Item 10 at “Compensation of Directors” under “Other Grants of Options”.

(e)	Recent Sales of Unregistered Securities -- Item 701 Disclosure.

The following table and accompanying notes sets forth information regarding sales of unregistered securities within the past year as required by Item 701 of Regulation S-B. In each case, the issuance refers to AmerAlia’s common stock.

Date of Issue	No. of shares	Recipients	Consideration	Reliance on exemptions	Conversion terms	Notes
(a)	(a)	(b)	(c)	(d)	(e)

Sept 2003	20,000	An accredited investor	$10,000 cash	See Note 1	None
Feb. 2004	242,590	Two accredited investors	Guaranty fees	See Note 1	None	2
March 2004	503,979	An accredited investor	Finders fees	See Note 1	None	3
March 2004	210,000	An accredited investor	Finders fees	See Note 1	None	3
March 2004	745,100	Directors of AmerAlia	Part satisfaction of unpaid compensation	See Note 1	None	4
May 2004	200,000	Three accredited investors	$100,000 cash	See Note 1	None

Notes:
1.	No underwriters were involved in the transactions. The issuance of the shares was accomplished pursuant to the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act of 1933.
2.	AmerAlia paid fees, in our common stock, to two unaffiliated and one affiliated accredited investors in exchange for guaranteeing certain loans that commercial banking institutions made to us, and in exchange for making loans to us. In neither case was AmerAlia or its subsidiaries able to obtain debt financing without the assistance of these accredited investors.
(a)	The securities issued as fees for loan guarantees were not sold for cash. The securities were issued to the accredited investors as consideration for their providing and extending certain loan guarantees for the benefit of AmerAlia, as described above.
(b)	There are no conversion rights or exchange rights associated with the shares,
3.	See Item 1(b) at “Finders Fees”.
4.	See Item 12 at “Issue of Shares in lieu of Unpaid Compensation”

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 14 of 67

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)	Plan of Operation

As discussed in Item 1, AmerAlia’s business is to produce and sell natural sodium bicarbonate for use in a wide variety of products and activities throughout the United States, Canada and Mexico. We own an operating plant capable of producing approximately 110,000 tons per year situated on Bureau of Land Management sodium leases we own in Colorado. These leases cover 9,543 acres of the largest known deposit in the world of nahcolite, a naturally occurring mineral form of sodium bicarbonate. We recover our natural sodium bicarbonate using solution mining which we believe gives us significant production cost advantages over traditional, chemically manufactured product. We believe these sodium leases along with our Rock School Lease give us control of this significant deposit of naturally occurring sodium bicarbonate. Potentially this may enable us to establish a larger market share, generate increased sales revenues and be one of the lowest production cost producers of sodium bicarbonate products in North America.

Therefore, we believe we enjoy several strategic advantages that uniquely position us for the future in our industry.

Since we acquired our business operations in February 2003, we have accomplished many of our immediate objectives that are now leading to improved profitability. These actions include enhancing our management team with recruitments in production, marketing, finance and customer relations and implementing new accounting and management information systems. We have revitalized and repaired production facilities thereby increasing efficiency and production capacity; reduced operating costs and gained government approvals to expand our solution mining capacity. We have terminated restrictive marketing agreements and replaced them with new distribution agreements that have introduced us to more customers.

Consequently, management has reduced operating costs and is implementing a number of marketing initiatives to gain higher volumes of sales. As this business is one with high fixed costs, management expects that additional increases in revenues will impact significantly on profitability in the 2005 calendar year. Management is now engaging in discussions with lenders and investors to secure additional debt and equity funding to refinance the high cost Sentient debt. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

It is important that we devote our efforts to refinancing the Sentient debt and replace it with lower cost debt and/or equity capital as the annual increases in the interest rates on the Series B and C debentures, together with the compounding effect of contingent interest that must be paid on prepayment of the debentures, will place burdensome demands on cash flow, erode profitability and erode the value we believe we gained when we secured the WRNM acquisition.

We obtained an independent appraisal by Business Appraisal Associates, Inc., of the fair market values of the buildings, machinery & equipment, vehicles, office and laboratory furniture and equipment, leases, reserves and well equipment, cavities, water rights and patents in November 2003 and asked them to update their assessment in August 2004. They found that the total fair market value of these assets to be approximately $54 million.  Business Appraisal Associates has consented to the inclusion of its name in this filing as an independent expert.  Our financial statements at June, 2004, prepared in accordance with generally accepted accounting principles, report our book values of these appraised assets at approximately $31.2 million. Consequently, these appraisals of the fair market value exceed our accounting values by approximately $22.8 million.

In 2003-04 we had several non-cash expenses beyond our regular amortization and depreciation. The $2,655,045 interest expense includes $1,719,450 contributed to capital as a result of the Sentient Entities debt being non-interest bearing until the financial closing on March 19, 2004. This component of interest expense was $848,744 in 2002-03. The $2,001,959 of other financing costs represents guaranty fees paid in shares and amortization of deferred financing costs. These deferred financing costs are outlays previously capitalized and now being amortized. They also include contributions to capital calculated using the Black Scholes method as shown in our Consolidated Statements of Shareholders’ Equity on page 7 of our financial statements. In total, these non-cash expenses in our income statement totaled $3,721,409 in 2004. While the magnitude of these non-cash costs to our income statement will diminish rapidly over the next eighteen months, we shall face increasing interest expenses as the higher interest rates progressively apply to the Series B and C debentures.

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 15 of 67

Nevertheless, we have identified an improved financial performance over the later half of the 2003-04 fiscal year and we expect that our revenues will begin to exceed our cost of goods sold and contribute significantly to profitability. It is our objective to refinance some or all of the Sentient debt as soon as possible replacing it with lower cost debt and/or equity. Apart from meeting our interest obligations, we are obliged to repay the Series A Debentures and prepay a portion of the Series B1 debentures in September 2005. This will require an amount of approximately $13.5 million. However, if we seek to refinance the balance of the Series B1 and/or the Series B2 debentures held by the Sentient Entities before maturity, we shall be required to pay all the contingent interest as discussed more fully in Item 1 at “Long-term Financing Agreements”. Our capital expenditure budget also anticipates investment in an additional underground cavity for resource recovery, monitoring wells, the plugging of abandoned wells, a new on site warehouse and some relatively minor plant modifications. The total of these budgeted investments is approximately $2.5 million.

We do not expect the sale of any significant equipment nor any significant change in the number of our employees now that we have established our staffing requirements. Our objective in product research and development is to identify customer needs that present niche opportunities for our products through being focused on our customers and their needs.

(c)	Off-Balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors other than that Natural Soda enters into forward purchases of gas in order to secure gas supplies at fixed prices for up to 75% of its anticipated requirements.

ITEM 7.	FINANCIAL STATEMENTS

The financial statements are attached to this report following Signatures.

ITEM 8.	CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 and Item 307 of Regulation S-B, within the 90 days prior to the filing date of this report, AmerAlia carried out an evaluation of the effectiveness of the design and operation of AmerAlia’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of AmerAlia’s Chief Executive Officer and its Chief Financial and Accounting Officer, who concluded that AmerAlia’s disclosure controls and procedures are effective. There have been no significant changes in AmerAlia’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date AmerAlia carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in AmerAlia’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in AmerAlia’s reports filed under the Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and to the Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

ITEM 8B.	OTHER INFORMATION

None.

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 16 of 67

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)	Identification of Directors and Executive Officers.

The following table sets forth the names and ages of all the Directors of AmerAlia, positions held by each such person, and when such person was first elected or appointed. The directors each serve until their successors are duly elected and qualified; officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name & Age	Position	First Elected
Or Appointed
Bill H. Gunn (62)	Chairman of the Board,	02/84
	President & CEO of AmerAlia, Inc.	09/90
Robert C.J. van Mourik (51)	Director,	01/89
Executive Vice President & Chief Financial Officer,
Secretary & Treasurer of AmerAlia, Inc.
Neil E. Summerson (56)	Director, Professional Company Director (1)	09/90
Geoffrey C. Murphy (62)	Director, Senior VP of Citrico Holdings, Inc. (1,2)	06/99
James V. Riley (67)	Director, Chairman of Clear Channel Airports, Inc. (1,2)	10/01
Robert C. Woolard (68)	Director, Chairman of Wool-RACKS Holdings, Inc (2)	05/04
J. Jeffrey Geldermann (54)	Director, President, Credentials, Inc.(2)	06/04
(1) Members of the Audit Committee.
(2) Members of the Compensation Committee

There are no family relationships among the officers or directors. No arrangement exists between any of the above officers and directors pursuant to which any one of those persons was elected to such office or position.

Directors hold office until the next annual meeting of share-holders and a successor is elected and qualified, or until their resignation. Executive officers are elected at annual meetings of the Board of Directors. Each such officer holds office for one year or until a successor has been duly elected and qualified or until death, resignation or removal.

A brief summary of the business experience of each person who is currently an officer or director of AmerAlia, and their service with us is as follows:

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

Mr. Gunn has been a self-employed investor, CPA, and a director of several Australian Stock Exchange listed public companies, as well as a number of majority owned private corporations. Since February 1984 he has been Chairman, CEO and President of AmerAlia.

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 17 of 67

ROBERT VAN MOURIK

Mr. van Mourik graduated in 1974 with a Bachelor of Applied Science (Applied Chemistry) from the Gordon Institute of Technology, Australia and in 1981 with a Master’s Degree in Business Administration from the University of Newcastle, Australia. He has served as Executive Vice President, Chief Financial Officer, Treasurer and Secretary of AmerAlia since 1989 and was elected a director in September 1990.

NEIL E. SUMMERSON

Until July 1997, Mr. Summerson was the Senior Partner, and for five years prior was Managing Partner, in the international accounting firm of Ernst & Young, at its offices in Brisbane, Australia. Mr. Summerson received his Bachelor of Commerce degree from the University of Queensland in 1968. He is a Fellow of the Institute of Chartered Accountants and a director of several Australian listed and unlisted public companies and closely held, private companies.

GEOFFREY C. MURPHY

Mr. Murphy, since September 1, 2001 is the Senior Vice President of Citrico Holdings, Inc., a company engaged in the manufacture of lemon products Previously, he was, for more than the past five years, a principal of Coloney Von Soosten + Associates Inc., a consulting firm located in Kenilworth, Illinois. Mr Murphy graduated with a Bachelor’s degree from Dartmouth College, and a Master’s of Business Administration from the Amos Tuck School of Business Administration at Dartmouth College.

JAMES V. RILEY

In 1975, Mr. Riley founded Transportation Media, Inc. and served as its President and Chief Executive Officer until the company was sold to Clear Channel Communications in February 1998. The corporation, now known as Clear Channel Airports, specializes in the operation, marketing and sales of media programs at airports. Mr. Riley is currently the Chairman of Clear Channel Airports.

ROBERT C. WOOLARD

Mr. Woolard retired in August 2003 after being in the brokerage business for 45 years.  His last 5 years were spent at Stifel, Nicolaus & Company, a member firm of the New York Stock Exchange as a Vice-President/Account Supervisor in the Investment Banking Department.  Mr. Woolard is currently Chairman of Wool-RACKS Holdings, a real estate investment/development and venture capital firm.

J. JEFFREY GELDERMANN

Mr. Geldermann is and has been since 1997, President of Credentials, Inc., a company offering computer based electronic academic qualifications services used by colleges and universities.

(b)	Identification of Significant Employees.

In addition to the executive officers discussed above, AmerAlia employs in its Natural Soda subsidiary two significant employees. They are David Luzmoor, Director of Operations, and Brad Bunnett, Director of Sales & Marketing.

David Luzmoor graduated with a Bachelor of Science with honor in microbiology from the University of Wyoming in 1974. From 1981 until 2002 he was employed by Tenneco Minerals and continued when it was acquired by Solvay Minerals. He began as Surface Production Superintendent, then Operational Services Manager and lastly Surface Operations Manager. In 2003, he became the Construction General Foreman in the operating plant portion of the Exxon/Mobil Shute Creek natural gas plant acid gas injection project for The Industrial Company of Wyoming.

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 18 of 67

Brad Bunnett was Vice President of Sales & Marketing for Energy Supplements International in Fullerton, California from July 2002 until he joined NSI in April 2004. From March 2002 until July 2002 he identified and negotiated a buyout of a shareholder in Energy Supplements International, a company in which the Bunnett family has a financial interest. From January 2001 until July 2002, he was Vice President of Sales and Marketing for Austin-Tetra, Inc. of Irving, Texas and previously a Vice President of Sales for Computer Associates managing a sales team with a $43 million sales budget.

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

(d)(3)   Been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily en-joining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

(d)(4)   Been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission, or by the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

(e)	Audit Committee Financial Expert.

The Board of directors has determined that Messrs. Neil E. Summerson and Geoffrey C. Murphy are both qualified to be and are Financial Experts on the Audit Committee.

(f)	Identification of the Audit Committee.

Members of the Audit Committee are Messrs. Neil E. Summerson (Chairman), Geoffrey C. Murphy and James V. Riley. The purpose of the Audit Committee is to provide assistance to the corporate directors in fulfilling their responsibility to the shareholders, potential shareholders and the investment community relating to corporate accounting, reporting practices and the quality and integrity of the company’s financial reports. The committee engages the services of the auditors. Each of the members of the audit committee is independent as that term is defined in Rule 4400(a)(15) of the Nasdaq listing standards. The committee held four formal meetings during the fiscal year ended June 30, 2003 and four meetings subsequently through June 30, 2004.

(g)	Compensation Committee.

A compensation committee comprising the non-executive directors of the Board of Directors was first formed early in 1993 and determined the compensation payable to Messrs. Gunn and van Mourik, as set out below. The compensation committee now comprises Messrs. Murphy, Riley, Woolard and Geldermann; none has been an officer nor an employee of AmerAlia or any of our subsidiaries during the fiscal year ended June 30, 2004, or subsequently.  Neither Mr. Murphy, Mr. Riley, Mr. Woolard nor Mr. Geldermann has any other direct or indirect relationship with AmerAlia requiring disclosure by us pursuant to Item 401 of Regulation S-K.  Furthermore, no executive officer of AmerAlia served as a member of the compensation committee (or similar committee) of another entity that dealt with compensation paid to any member of our compensation committee, or with which any other interlocking relationship exists.

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 19 of 67

The compensation committee held one formal meeting during the fiscal year ended June 30, 2004. The compensation committee has the authority to review and make recommendations to our Board of Directors with respect to the compensation of our executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires AmerAlia’s directors and officers and persons who own more than 10% of AmerAlia’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Directors, officers, and greater-than-10% shareholders are required by SEC regulation to furnish AmerAlia with copies of all Section 16(a) reports filed.

Based solely on its review of the copies of the reports it received from persons required to file, AmerAlia believes that during the period from July 1, 2002 through June 30, 2004, all filing requirements applicable to officers, directors, and greater-than-10% shareholders were met in accordance with the requirements of Section 16(a) except that filings on Form 4 reporting the grant of options to Bill H. Gunn, Robert van Mourik, Neil E. Summerson, Geoffrey C. Murphy and James V. Riley were not filed until October 2004. The options to Robert A. Cameron were not reported on Form 4 and he has since ceased to be a director of the company and subject to Section 16 reporting requirements.

ITEM 10.	EXECUTIVE COMPENSATION

(a)	General.

The following sets forth the compensation information in accordance with the requirements of Item 402 of Regulation S-B.

(b)	Summary Compensation Table.

The following table sets forth information regarding compensation paid to our executive officers during the three fiscal years ended June 30, 2004. Messrs. Gunn and van Mourik were the only executive officers receiving or accruing compensation exceeding $100,000 during fiscal 2004, as shown below. None of our officers are subject to employment agreements.

We have no plans for the payment or accrual for payment of any amounts to any executive officer in connection with his resignation, retirement, or other termination, or change of control or change in the executive officer's responsibilities.

Name & Position	Year	Annual Compensation (a)			Long Term Compensation			All Other Compensation
		Salary	Bonus	Other	Awards		Payout
					Restricted Awards	Options & SARs	LTIP Payout
Bill H. Gunn, President & Chief Executive Officer	2004 2003 2002	$200,000 $200,000 $200,000	-0- -0- -0-	$14,000 (b) $14,000 (b) $14,000 (b)	320,000 (c) -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Robert van Mourik, Chief Financial Officer & Executive Vice President	2004 2003 2002	$150,000 $150,000 $133,000	-0- -0- -0-	$14,000 (b) $14,000 (b) $14,000 (b)	320,000 (c) -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Notes:	(a)	At June 30, 2004 accrued unpaid compensation, expenses and advances to the company of $290,911 and $323, 854 were due to Bill H. Gunn and Robert van Mourik (At June 30, 2003: $254,115 and $306,633 respectively).
(b)	Directors fees
(c)	See Options/SAR Granted During Year Ended June 30, 2004, below.

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 20 of 67

(c)	Options/SAR Granted During Year Ended June 30, 2004

2001 Stock Option Plan:

In March 2001, the Board of Directors also adopted a stock option plan for its officers, employees, and consultants. The Board of Directors (through its compensation committee) can issue options under this plan to acquire up to 1,000,000 shares to officers, employees and consultants to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to our success by offering them an opportunity to participate in our future performance through awards of stock options. In each case, the Board of Directors (through its compensation committee) will determine the price at which options may be issued, the term of the options, and the number of options to be issued. In no case may the exercise price be less than the market value of the underlying shares at the time of grant. Our shareholders approved this plan at the annual meeting of shareholders held in June 2001.

In April 2004, we granted 270,000 options under this plan to each of Bill H. Gunn and Robert van Mourik to acquire shares at $0.71 per share until April 18, 2009. These options vest over the next three years.

In addition, as discussed below under Directors Compensation, Bill Gunn and Robert van Mourik each received a grant of 50,000 options to subscribe for shares at various prices up to $3.00 until June 30, 2009.

(d)	Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table.

No officer exercised stock options during the fiscal year ended June 30, 2004, or subsequently. The following table sets forth information regarding the year-end value of options and Stock Appreciation Rights held by the Chief Executive Officer and the other named officers on June 30, 2004. No other Stock Appreciation Rights have been granted, or are held by, any such person.

Name	Shares acquired on exercise	Value realized	# of unexercised options at FY end (exercisable/ unexercisable)	Value of in-the-money options at FY end (exercisable/ unexercisable)
Bill H. Gunn	-0-	-0-	610,000/-0-	-0-/-0-
Robert van Mourik	-0-	-0-	495,000/-0-	-0-/-0-

Name	Shares acquired on exercise	Value realized	# of unexercised SAR’s at FY end (exercisable/ unexercisable)	Value of in-the-money SAR’s at FY end (exercisable/ unexercisable)
Bill H. Gunn	-0-	-0-	70,000/-0-	-0-/-0-

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 21 of 67

(e)	Long Term Incentive Plan -- Awards in Last Fiscal Year

AmerAlia has no long term incentive compensation plans, defined benefit plans, or actuarial plans. There are no plans to pay bonuses or deferred compensation to employees of AmerAlia.

We do not have a group medical insurance plan for our employees although we have reimbursed Mr. Gunn for certain medical expenses and insurance premiums. Our subsidiary, Natural Soda, has a comprehensive group medical insurance plan for its employees. We currently have no stock ownership, other profit-sharing or pension plans, but may adopt such plans in the future. We have no retirement plans and, therefore, have not made contributions to any such plan on behalf of the named officers.

(f)	Compensation of Directors

(f)(1)	Standard Arrangements.

Our directors are authorized to receive $14,000 cash compensation per year for their services as directors each year. In addition, the Chairman of the Audit Committee receives $6,000 per year and other Audit Committee members $4,000 per year; the Chairman of the Compensation Committee receives an additional $2,000 per year. These additional arrangements were approved September 10, 2002 as of July 1, 2002. We also reimburse directors for expenses incurred on behalf of AmerAlia.

(f)(2)	Other Arrangements.

Except as described herein, no officer or director of AmerAlia has been or is being paid any cash compensation, or is otherwise subject to any deferred compensation plan, bonus plan or any other arrangement and understanding whereby such person would obtain any cash compensation for his services for and on behalf of AmerAlia except that for the financial years ended June 30, 2004 and 2003 an allowance for interest on unpaid outstanding compensation, directors fees and expenses reimbursement was accrued as follows:

Director	June 30
	2004	2003
Robert van Mourik	$48,019	$32,641
Bill H. Gunn	38,738	9,638
Geoffrey C. Murphy	8,757	8,974
Neil E. Summerson	8,754	8,284
Robert A. Cameron (retired June 25, 2004)	7,063	10,991
James V. Riley	3,308	950
Total:	$114,639	$71,478

2001 Directors’ Incentive Plan:

In March 2001, the Board of Directors adopted a plan by which each director (who is not an employee or officer) is granted:
•	An option to purchase 75,000 shares at a current market price upon joining the Board of Directors; and
•	An option to purchase 37,500 shares if each non-executive director on July 1 of each year.

The exercise price for these options is the average market price of our Common Stock during the month of June preceding each grant date, and the options have a three-year term. All options granted under this plan are exercisable six months after the date of grant.

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 22 of 67

Under this plan on July 1, 2003 (during the fiscal year ended June 30, 2004), we granted 37,500 options to acquire shares of Common Stock at $0.55 per share until June 30, 2006 to each of the following non-executive directors:
•	Geoffrey C. Murphy
•	Neil E. Summerson
•	James V Riley and
•	Robert A. Cameron (who retired from the board on June 25, 2004).

We granted 75,000 options on their appointment as non-executive directors to each of Robert C. Woolard (at $0.66 until May 18, 2007) and J. Jeffrey Geldermann (at $0.56 until June 25, 2007).

On July 1, 2004 (during the current fiscal year), we also granted 37,500 options to acquire shares of Common Stock at $0.53 per share until June 30, 2007 to each of the following the non-executive directors:
•	Geoffrey C. Murphy
•	Neil E. Summerson
•	James V Riley
•	Robert C. Woolard and
•	J. Jeffrey Geldermann.

Other Grants of Options:

In addition to the authority granted the board to issue options under the 2001 Directors Incentive Plan and the 2001 Stock Option Plan, the board has authority to grant other equity based compensation. Accordingly, the board granted 50,000 options to each of Bill H. Gunn and Robert van Mourik and 25,000 options to each of Geoffrey C. Murphy, Neil E. Summerson, James V. Riley and Robert A. Cameron, directors of the company at the time of the financial closing. These options are exercisable at $1.00 per share until June 30, 2005 or at $2.00 until June 30, 2006 or at $3.00 until June 30, 2007. These options expire June 30, 2009.

(g)	Employment Contracts and Termination of Employment and Change-in-Control Arrangements.

AmerAlia has no compensation plan or arrangement with respect to any executive officer which plan or arrangement results or will result from the resignation, retirement or any other termination of such individual's employment with AmerAlia. AmerAlia has no plan or arrangement with respect to any such persons which will result from a change in control or a change in the individual's responsibilities-sibilities following a change in control.

(h)	Report on Repricing of Options/SARs.

Not applicable, as no options or SARs were repriced during the fiscal year ended June 30, 2004.

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 23 of 67

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) and (b)	Security Ownership of Certain Beneficial Owners and Management

At September 1, 2004, we had one class of outstanding voting securities, our common stock (referred to herein as the “Common Stock”). The following table sets forth information as of September 1, 2004 on the ownership of the Common Stock for all directors, individually, all executive officers named in the compensation table, all executive officers and directors as a group, and all beneficial owners of more than five percent of the Common. The following shareholders have sole voting and investment power with respect to the shares unless indicated otherwise.

Name & Address	Amount & Nature	Percent of
of Beneficial Owner	of Beneficial Ownership	Common Stock
Robert C. Woolard	1,433,293 (1)	8.2%
Bill H. Gunn	944,060 (2)	5.4%
Robert van Mourik	790,384 (3)	4.6%
James V. Riley	607,400 (4)	3.5%
Neil E. Summerson	437,500 (5)	2.6%
Geoffrey C. Murphy	332,500 (6)	2.0%
J. Jeffrey Geldermann	198,600 (7)	1.2%
Officers & Directors as a Group (7 persons)	4,703,737 (8)	24.1%
Jacqueline Badger Mars, as trustee	7,929,820 (9)	47.0%
6885 Elm St, McLean VA 22101
Karen O. Woolard	1,433,293 (10)	8.2%
708 Park Ave., Kenilworth, IL 60043
Charles D. O’Kieffe	1,102,545 (11)	6.4%
523 Washington Ave, Wilmette, IL 60091
Sentient Global Resource Fund I, LP and
Sentient Global Resource Trust No. 1
(the "Sentient Entities")	33,541,176 (12)	69.2%
George Town, Grand Cayman, Cayman Islands

(1)

Mr. Woolard: Includes 166,875 shares held by the Robert C Woolard Trust, 22,000 shares held in Mr. Woolard's IRA account, options to acquire 75,000 shares at $0.66 until May 18, 2007, options to acquire 37,500 shares at $0.53 until June 30, 2007, and options to acquire 12,500 shares at $1.09 until April 30, 2005 held by the Robert C Woolard Trust. Also includes the following shares in which Mr. Woolard disclaims any beneficial interest: 392,295 shares and options to acquire 440,000 shares at $1.00 until March 19, 2009 held by Karen O Woolard, his spouse; 22,000 shares held in an IRA account for Karen O Woolard and 252,623 shares and options to acquire 12,500 shares at $1.09 until April 30, 2005 held by the Karen O Woolard Trust.

(2)

Mr. Gunn: Includes 96,125 shares of Common Stock owned by Gunn Development Pty. Ltd. (of which Mr. Gunn is a controlling shareholder); options to acquire 140,000 shares of Common Stock at $1.50 per share until June 28, 2006 held by Gunn Development Pty Ltd; and options held directly to acquire 150,000 shares of Common Stock at $1.09 per share until April 30, 2005, options to acquire 270,000 shares at $0.71 per share until April 18, 2009 and options to acquire 50,000 shares at $1.00 per share until June 30, 2005 or at $2.00 until June 30, 2006 or at $3.00 until June 30, 2007. These options expire June 30, 2009. Does not include 70,000 Stock Appreciation Rights issued at $1.50 per share expiring June 28, 2006.

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 24 of 67

(3)

Mr. van Mourik: Includes 240,759 shares of Common Stock owned by Ahciejay Pty. Ltd. as Trustee for The R.C.J. Trust, and 54,125 shares of Common Stock owned by the R.C.J. Superannuation Fund, as to both of which Mr. van Mourik and his family are beneficiaries. Also includes options held by Ahciejay Pty Ltd to acquire 75,000 shares of Common Stock at $1.50 per share expiring on June 28, 2006 and options held directly to acquire 100,000 shares of Common Stock at $1.09 per share expiring April 30, 2005, options to acquire 270,000 shares at $0.71 per share until April 18, 2009 and options to acquire 50,000 shares at $1.00 per share until June 30, 2005 or at $2.00 until June 30, 2006 or at $3.00 until June 30, 2007. These options expire June 30, 2009.

(4)

Mr. Riley: Includes 274,900 shares of Common Stock held by the James V. Riley Revocable Trust, options held directly to acquire 75,000 shares of Common stock at $0.71 per share exercisable through October 24, 2004, options to acquire 37,500 shares of Common Stock at $0.55 per share exercisable through June 30, 2005, options to acquire 37,500 shares of Common Stock at $0.55 per share exercisable through June 30, 2006, options to acquire 37,500 shares of Common Stock at $0.53 per share exercisable through June 30, 2007, options to acquire 25,000 shares at $1.00 per share until June 30, 2005 or at $2.00 until June 30, 2006 or at $3.00 until June 30, 2007. These options expire June 30, 2009. In addition, options are held by the Trust to acquire 120,000 shares of common stock at $1.00 per share until March 19, 2009.

(5)

Mr. Summerson: Represents 150,000 shares and options to acquire 75,000 shares of common stock for $1.50 per share expiring June 28, 2006, held by held by Glendower Investments Pty Ltd as trustee for a trust of which Mr. Summerson and his family are beneficiaries; and options held directly to acquire 75,000 shares of Common Stock at $1.09 per share expiring April 30, 2005, options to acquire 37,500 shares at $0.55 expiring June 30, 2005 and options to acquire 37,500 shares at $0.55 expiring June 30, 2006, options to acquire 37,500 shares of Common Stock at $0.53 per share exercisable through June 30, 2007 and options to acquire 25,000 shares at $1.00 per share until June 30, 2005 or at $2.00 until June 30, 2006 or at $3.00 until June 30, 2007. These options expire June 30, 2009.

(6)

Mr. Murphy: Includes options to acquire 75,000 shares at $1.09 per share expiring April 30, 2005, options to acquire 37,500 shares at $0.55 expiring June 30, 2005, options to acquire 37,500 shares at $0.55 expiring June 30, 2006, options to acquire 37,500 shares of Common Stock at $0.53 per share exercisable through June 30, 2007 and options to acquire 25,000 shares at $1.00 per share until June 30, 2005 or at $2.00 until June 30, 2006 or at $3.00 until June 30, 2007. These options expire June 30, 2009.

(7)

Mr. Geldermann: Includes options to acquire 120,000 shares of common stock at $1.00 per share until March 19, 2009, options to acquire 75,000 shares at $0.56 until June 25, 2007 and options to acquire 37,500 shares at $0.53 until June 30, 2007.

(8)	All officers and directors: Includes beneficial ownership of Messrs. Woolard, Gunn, van Mourik, Riley, Summerson, Murphy and Geldermann, as described in notes 1, 2, 3, 4, 5, 6 and 7, above.
(9)

Mars Trusts: Includes 6,883,932 shares of Common Stock held as trustee for the Jacqueline Badger Mars Trust dated Feb 5, 1975 as amended and 1,045,888 shares of common stock held as trustee for Jacqueline Badger Mars 2002 GRAT.

(10)

Mrs. Woolard: Mrs. Woolard is Mr. Woolard's spouse and these shares include 252,623 shares held by the Karen O Woolard Trust, 22,000 shares held in Mrs. Woolard's IRA account, options to acquire 440,000 shares at $1.00 until March 19, 2009 held directly and options to acquire 12,500 shares at $1.09 until April 30, 2005 held by the Karen O Woolard Trust. Also includes the following shares in which Mrs. Woolard disclaims any beneficial interest: 166,875 shares and options to acquire 12,500 shares at $1.09 until April 30, 2005 held by the Robert C Woolard Trust 22,000 shares held in an IRA account for Robert C Woolard, options to acquire 75,000 shares at $0.66 until May 18, 2007 and options to acquire 37,500 shares at $0.53 until June 30, 2007 held by Robert C. Woolard.

(11)

Mr. O’Kieffe: Includes options to acquire 440,000 shares at $1.00 until March 19, 2009 and options to acquire 25,000 shares at $1.09 until April 30, 2005. Also includes 121,295 shares held in a trust for the benefit of Mrs. Cornelia O’Kieffe in which Mr. O’Kieffe disclaims any beneficial interest.

(12)

The Sentient Entities: Neither the Trust nor the Fund owns any AmerAlia shares, they only have the right to acquire such shares upon exercise of an exchange right or upon exercise of warrants. These rights were acquired March 19, 2004. The following list indicates the number of shares that the Trust and the Fund could acquire upon the exercise of these rights:

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 25 of 67

Name	Number of	Number of	Total	Percent of
	Exchange Shares	Warrant Shares	Shares	Common Stock
Sentient Global Resources Fund I, L.P	27,009,607	491,957	27,501,564	56.70%
Sentient Global Resources Trust No. 1	5,931,568	108,043	6,039,611	12.45%
	32,941,176	600,000	33,541,176	69.15%

The Trust or the Fund, respectively, will have the sole right to vote or to direct the vote and the sole right to dispose of or direct the disposition of the shares that such entity has the right to acquire. There is no shared voting or disposition rights. The exact number of shares of Common Stock that may be acquired by the Trust and the Fund pursuant to the exchange rights depends on several factors, none of which can be determined until the exchange right has been exercised: (i) the amount of unpaid principal and interest on Series B1 and B2 debentures (including whether Contingent Interest is payable thereon), (ii) if the Series B2 Debentures have been converted into shares of Common Stock of Natural Soda, Inc. (a subsidiary of Natural Soda Holdings, Inc. which is a subsidiary of Issuer), and if so, the value of the shares owned by the Trust and the Fund (which itself is determined by the Adjusted EBITDA of Natural Soda, Inc.), and (iii) the Exchange Price (which is 85% of the average between the bid and the asked prices of the Common Stock of the Issuer during the 30 calendar days prior to exercise of the exchange rights) and the other terms and conditions of the exchange rights, conversion rights and warrant purchase rights. The numbers shown are an estimate assuming that (i) No interest (including Contingent Interest) is owed on the Series B1 Debentures and the Series B2 Debentures at the time the rights are exercised, (ii) none of the Series B2 Debentures has been converted into shares of Common Stock of Natural Soda, Inc., and (iii) using the closing price of $.75 on September 1, 2004, instead of the average between the bid and the asked price of the shares of common stock of AmerAlia for the 30 days prior to the date of exchange to determine the Exchange Price. It is likely that the Trust and the Fund, although separate entities, will act as a group with respect to the Common Stock of the Issuer, although each disclaims the beneficial ownership of any shares owned by the other. This information has been obtained from the Sentient Entities’ Schedule 13D filing with the Securities and Exchange Commission dated September 2, 2004. The Sentient Entities do not have the right to exchange their interests for AmerAlia common stock until October 31, 2004.

To the best of our knowledge, there are no arrangements, understandings or agreements relative to the disposition of any of our securities, the operation of which would at a subsequent date result in a change in control of AmerAlia, other than the exchange provisions of the Securityholder agreement with the Sentient Entities which is discussed more fully above and in the following paragraph.

(c)	Changes in Control.

The Sentient Entities have the option under the Securityholder Agreement with AmerAlia to convert the Series B2 Debentures into 49% of the common stock of NSI. After October 31, 2004 the Sentient Entities also have the right to exchange the Series B1 Debentures and/or the Series B2 Debentures into shares of AmerAlia common stock. This right to exchange the debentures (or the underlying NSI common stock if the Sentient Entities convert the Series B2 Debentures) provides for the issuance of AmerAlia common stock at a price equal to 85% of the market price for the AmerAlia common stock. If the Sentient Entities were to exchange these debentures, they would acquire a significant majority of AmerAlia’s shares based on today’s stock prices and could exercise control of AmerAlia.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

(a) and (b)	Transactions with Management and Others.

The following sets out information regarding transactions between officers, directors and significant shareholders of AmerAlia during the most recent two fiscal years and subsequently.

Corporate Loans - Loans to AmerAlia:

During the fiscal years ended June 30, 2003 and 2004, officers and directors advanced loans to AmerAlia as detailed in the Notes to the Financial Statements. This comprised advances to us, as well as accrued but unpaid compensation, directors’ fees and interest. The following summarizes our liabilities to related parties:

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 26 of 67

Director	June 30
	2004	2003
Robert van Mourik	$323,857	$306,633
Bill H. Gunn	290,911	254,115
Geoffrey C. Murphy	60,256	71,499
Neil E. Summerson	23,386	79,632
Jacinth Pty Ltd, an affiliate of Robert A. Cameron (retired June 25, 2004)	14,071	68,108
James V. Riley	12,308	28,450
Robert C. Woolard	1,650	-
Total:	$726,429	$808,437

In addition to these advances, Mr Riley subscribed $300,000 and Mrs Karen O. Woolard, spouse of Mr. Robert C. Woolard, subscribed $1,100,000 for Series A Debenture Secured Promissory Notes as part of AmerAlia’s issued of promissory notes to fund the financial closing as discussed in Item 1(b). They received 120,000 and 440,000 warrants respectively on the same terms as the other investors.

Loans from Robert C. Woolard and Karen O Woolard:

AmerAlia has previously disclosed that it has received loans and guaranty support from two accredited investors. One of these investors was Robert C. Woolard, now a director. At the financial closing, we renegotiated the terms of the loans to Mr. Woolard and the other investor. We issued a new promissory note to Mr. Woolard for $853,400 to repay the old obligations and accrued interest. This promissory note is secured by $762,295 of NSHI Series C Debenture and 132 shares of NSHI Series A Preferred Stock. Under the guaranty arrangements to secure the original obligations, we were required to pay outstanding guaranty fees to Mrs. Woolard of $121,295 at the financial closing which we met through the issue of 121,295 shares. Mrs. Woolard also contributed $1,100,000 towards funding the $3,500,000 that AmerAlia raised to complete the financial closing. She received 440,000 warrants as discussed in Item 1(b) on the same terms as the other investors.

Letters of Forbearance:

A condition to the financial closing was that Mr. Bill H. Gunn, Chairman and CEO, and Mr. Robert van Mourik, Executive Vice President and Chief Financial Officer of AmerAlia sign letters forgoing their rights to take action against the Company to recover unpaid compensation, expenses and advances made to the Company.

Issue of Shares in lieu of Unpaid Compensation:

On March 19, 2004 AmerAlia issued shares of common stock to directors in satisfaction of unpaid compensation at 50 cents per share as follows:

Director	No. of	Unpaid
	Shares	Compensation
Robert van Mourik	150,000	$75,000
Bill H. Gunn	150,000	75,000
Geoffrey C. Murphy	80,000	40,000
Neil E. Summerson	150,000	75,000
Robert A. Cameron (retired June 25, 2004)	140,200	70,100
James V. Riley	74,900	37,450
Total:	745,100	$372,550

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 27 of 67

Satisfaction of Bonding Requirements:

AmerAlia was not able to complete the asset acquisition and the financial closing of the assets of WRNM without the assistance of its majority shareholder, the Mars Trust, which has provided support for AmerAlia in the past, including providing a letter of credit to support a $400,000 reclamation bond required for the maintenance of the Rock School Lease. In order to complete the asset acquisition, AmerAlia’s subsidiaries, NSHI and NSI had to provide bonds or other financial security covering various federal permits, totalling approximately $960,000, including the prior bond for the Rock School lease which was reduced to $35,000, as follows:

BLM Mineral Lease Bonds - NSI leases	$542,000
Rock School Lease	$35,000
Letter of credit re: EPA underground injection control permit	$231,730
Letter of credit re: DMG mining permit	$150,750

Neither AmerAlia nor NSHI had the financial capability to satisfy the bonding requirements imposed by the government agencies. The Mars Trust agreed to provide support for these bonding requirements to NSHI and NSI subject to their agreement to:
•	reimburse the Mars Trust for its expenses in obtaining these bonds (which totalled approximately $24,000);
•	pay the Mars Trust a fee of $75,000 per year to maintain the bonds; and
•	remove the Mars Trust from liability for the bonds within two years.

As part of the financial closing, NSI pledged a $750,000 Series A Debenture to the Mars Trust to collateralize any indemnification obligation that might arise under the bonds. The $75,000 due to the Mars Trust under this agreement for the first year of the agreement was paid at the financial closing and NSI paid the second year fee of $75,000 soon thereafter.

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

Under an agreement to amend the terms of the Third and Fourth Amended and Restated Guaranty Agreements, the Mars Trust and the Company agreed:
•	AmerAlia shall pledge Series C Debentures to the Mars Trust in the current amount of the loan ($9,921,583);
•

The Trust shall receive the interest and any contingent interest or principal on the Series C Debenture and use any amounts received to pay any outstanding interest or principal under the Bank of America loan and to reduce amounts owed by AmerAlia to the Trust;

•

If the amount of interest paid by the Trust to the Bank of America exceeds the amount of interest received by the Trust from the pledged Series C Debentures, the Trust agrees, upon AmerAlia’s written notice, to pay (i) 65% of the total amount of interest due on the Bank of America loan during calendar year 2004, and; (ii) 50% of the total amount of interest due on the Bank of America loan during calendar year 2005. Such interest paid by the Trust using its own funds will become an AmerAlia obligation evidenced by a promissory note;

•

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

•	The Mars Trust released its existing security interest in NSHI and AmerAlia upon the financial closing.

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 28 of 67

Since the financial closing in March 2004, the Trust has made a number of advances to AmerAlia to enable the company to meet its bank loan fees and monthly interest payments to the Bank of America. At June 30, 2004 these advances totalled $82,548. These advances were partly repaid from the first receipt of interest from NSHI on the Series C Debenture under the pledge agreement, however, the trust has since made additional advances through September 2, 2004 so that the new issues of guaranty promissory notes outstanding totalled $166,126. Interest accrues on these notes at 4.5% per annum; the notes are due December 31, 2005.

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

Sentient Entities:

In order to facilitate the completion of the WRNM Purchase and subsequent financial closing, the Sentient Entities and the Mars Trust entered into an Agreement to Share Proceeds. This agreement provides that if NSHI defaults on its obligations to the Sentient Entities and the Sentient Entities recover any proceeds from a disposal of the Rock School Lease, then the Sentient Entities and the Mars Trust will share those proceeds.

There is a shareholder voting agreement with our major shareholder, Ms. Jacqueline Badger Mars in her capacity as trustee.  This agreement provides that the directors of AmerAlia can require the Trust to be present by proxy at any meeting requiring a vote of the common stockholders to ensure a quorum is present. This agreement further provides that, except as noted below, the Trust will abstain from voting any of its shares of common stock, provided that if the Sentient Entities request that the Trust vote its shares of common stock, then the Trust will vote its shares in the same proportion as the other shareholders vote their shares.  This restriction on the right of the Trust to vote its stock expires March 19, 2006.  Consequently, the Trust voted in favor of the ratification of the purchase and financing transactions when presented to the shareholders for approval on June 25, 2004 but abstained from voting on the election of directors or the appointment of the independent auditors at that meeting.

No Other Relationships:

No nominee or director of AmerAlia is, or has been, a partner or executive officer of any investment banking firm that has performed services for AmerAlia during the last fiscal year or that AmerAlia proposes to have perform services during the current year.

(c)	List All Parents of the Company

Under Rule 405 of Regulation C, the term “parent” when used with respect to AmerAlia means an affiliate controlling AmerAlia directly or indirectly through one or more intermediaries. One person who has the ability to potentially control AmerAlia (other than its board of directors and shareholders generally) is the Jacqueline Badger Mars Trust through its ownership of 47% of our outstanding common stock. However, there is a shareholder voting agreement between the Sentient Entities and the Mars Trust that denies the Trust any vote on any proposals that come before the shareholders for a vote. Consequently, it is unable to control the outcome of these matters until after the expiry of the agreement on March 19, 2006. The Sentient Entities also have the ability to control AmerAlia if they choose to exercise their rights to convert or exchange their holdings of Series B debentures into AmerAlia common stock as discussed above in Item 1 under “Description of Debentures” and in Item 1 under “Risk Factors”.

(d)	Transactions with Promoters: Not applicable.

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 29 of 67

ITEM 13.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Exhibits.

(1)	The financial statements included as a part of this report are as described on page F-2.

(2)	No financial statement schedules are included in this report.

(3)	The exhibits required by Item 601 of Regulation S-B are as follows.

10.42	Consent of Business Appraisal Associates, Inc

Certain of the following exhibits are hereby incorporated by reference pursuant to Rule 12b-23 as promulgated under the Securities and Exchange Act of 1934, as amended, from the reports noted below:

Exhibit
Number	Description

3.1 (b)	Restated Articles of Incorporation
3.2 (a)	Bylaws of AmerAlia, Inc.
10.6 (e)	Form of Distributor agreements for marketing of sodium bicarbonate.
10.7 (e)	General Services Agreement with Raytheon Engineers & Constructors, Inc.
10.8 (f)	First Amendment to Special Warranty Assignment, Royalty Reservation, and Minimum Royalty Payment between AmerAlia and E.E. Kinder Co.
10.9 (f)	Consulting Agreement between AmerAlia and E.E. Kinder Co.
10.10 (f)	U.S. Government Sodium Lease
10.11 (g)	Design/Build Contract with U.S. Filter Corp.
10.12 (b)	Amended and Restated Guaranty Agreement with the Jacqueline Badger Mars Trust
10.13 (d)	Second Amended and Restated Guaranty Agreement with the Jacqueline Badger Mars Trust
10.14 (c)	AmerAlia, Inc. 2001 Directors’ Incentive Plan
10.15 (c)	AmerAlia, Inc. 2001 Stock Option Plan
10.16 (h)	Third Amended and Restated Guaranty Agreement with the Jacqueline Badger Mars Trust
10.17 (i)	Fourth Amended and Restated Guaranty Agreement with the Jacqueline Badger Mars Trust
10.18 (i)	Guaranty Agreement - Messrs Woolard and O’Kieffe.
10.19 (j)	Asset Purchase Agreement between AmerAlia, Inc., Natural Soda, Inc., White River Nahcolite Minerals, LLC., and IMC Global, Inc. dated January 9, 2003.
10.19 (j)	Amendment dated February 10, 2003 to the Asset Purchase Agreement.
10.20 (j)	Closing Agreement dated February 20, 2003, between AmerAlia, Inc., Natural Soda Holdings, Inc., Sentient Global Resources Fund I, LP and Sentient Global Resources Trust No. 1; Promissory note from Natural Soda Holdings, Inc. to Sentient Global Resource Fund I, LP and Sentient Global Resource Trust No. 1; and Pledge Agreement from Natural Soda Holdings, Inc. to Sentient Global Resources Fund I, LP and Sentient Global Resources Trust No. 1.
10.21 (k)	Extension Agreement dated March 24, 2003 between AmerAlia, Inc., Natural Soda Holdings, Inc., Sentient Global Resource Fund I, LP and Sentient Global Resource Trust No. 1.
10.22 (l)	Second Extension Agreement dated April 22, 2003 between AmerAlia, Inc., Natural Soda Holdings, Inc., Sentient Global Resource Fund I, LP and Sentient Global Resource Trust No. 1.
10.23 (m)	Third Extension Agreement dated May 31, 2003 between AmerAlia, Inc., Natural Soda Holdings, Inc., Sentient Global Resource Fund I, LP and Sentient Global Resource Trust No. 1.
10.24 (n)	Fourth Extension Agreement dated June 30, 2003 between AmerAlia, Inc., Natural Soda Holdings, Inc., Sentient Global Resource Fund I, LP and Sentient Global Resource Trust No. 1.
10.25 (o)	Fifth Extension Agreement dated July 31, 2003 between AmerAlia, Inc., Natural Soda Holdings, Inc., Sentient Global Resource Fund I, LP and Sentient Global Resource Trust No. 1.
10.27 (p)	Sixth Extension Agreement dated August 31, 2003 between AmerAlia, Inc., Natural Soda Holdings, Inc., Sentient Global Resource Fund I, LP and Sentient Global Resource Trust No. 1.

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 30 of 67

10.28 (q)	Seventh Extension Agreement dated September 30, 2003 between AmerAlia, Inc., Natural Soda Holdings, Inc., Sentient Global Resource Fund I, LP and Sentient Global Resource Trust No. 1.
10.29 (r)	Eighth Extension Agreement dated October 31, 2003 between AmerAlia, Inc., Natural Soda Holdings, Inc., Sentient Global Resource Fund I, LP and Sentient Global Resource Trust No. 1.
10.30 (s)	Ninth Extension Agreement dated November 30, 2003 between AmerAlia, Inc., Natural Soda Holdings, Inc., Sentient Global Resource Fund I, LP and Sentient Global Resource Trust No. 1.
10.31	No exhibit.
10.32	No exhibit.
10.33 (t)	Debenture Purchase Agreement executed March 19, 2004 by and among Natural Soda Holdings, Inc., Natural Soda, Inc., AmerAlia, Inc. and Sentient Executive GP I, Limited, acting on behalf of the General Partner of Sentient Global Resources Fund I, L.P. and Sentient (Aust) Pty Limited, Acting on behalf of Sentient Global Resources Trust No. 1.
10.34 (t)	Securityholder Agreement dated March 19, 2004 among AmerAlia, Inc., Natural Soda, Inc., Sentient Executive GP I, Limited, acting on behalf of the General Partner of Sentient Global Resources Fund I, L.P. and Sentient (Aust) Pty Limited, Acting on behalf of Sentient Global Resources Trust No. 1 and Natural Soda Holdings, Inc.
10.35 (t)	Management & Cost Reimbursement Agreement dated March 19, 2004 among AmerAlia, Inc., Sentient Executive GP I, Limited, acting on behalf of the General Partner of Sentient Global Resources Fund I, L.P. and Sentient (Aust) Pty Limited, Acting on behalf of Sentient Global Resources Trust No. 1, Natural Soda Holdings, Inc. and Natural Soda, Inc.
10.36 (t)	Form of Secured Series A 10% Debenture Due September 30, 2005.
10.37 (t)	Form of Secured Subordinated Series B1 Debenture Due February 19, 2008.
10.38 (t)	Form of Secured Subordinated Series B2 Convertible Debenture Due February 19, 2008.
10.39 (t)	Form of Unsecured Subordinated Series C Debenture Due February 19, 2008
10.40 (t)	Addendum to the Third and Fourth Amended and Restated Guaranty Agreements entered into March 19, 2004 by and between AmerAlia, Inc. and Jacqueline B. Mars, as Trustee of the Jacqueline B. Mars Trust dated February 5, 1975, as amended.
10.41 (u)	Consent of Business Appraisal Associates, Inc.

31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 10A, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

Subsidiaries of the Registrant: Natural Soda Holdings, Inc., a Colorado corporation and Natural Soda, Inc., a Colorado corporation.

(a)	Incorporated by reference from AmerAlia's Form 10 General Registration Statement filed with the Commission on March 5, 1987.
(b)	Incorporated by reference from AmerAlia’s annual report on Form 10-K for the year ended June 30, 2000.
(c)	Incorporated by reference from AmerAlia’s Form 10-K for its year ended June 30, 2001.
(d)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of December 1, 2000.
(e)	Incorporated by reference from AmerAlia's Form 10-K for its year ended June 30, 1993.
(f)	Incorporated by reference from AmerAlia's Form 10-K for its year ended June 30, 1995.
(g)	Incorporated by reference from AmerAlia’s Form 10-K for its year ended June 30, 1999.
(h)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of December 17, 2001.
(i)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of March 29, 2002.
(j)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of February 20, 2003
(k)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of March 24, 2003.
(l)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of April 22, 2003
(m)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of May 31, 2003

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 31 of 67

(n)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of June 30, 2003
(o)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of July 31, 2003
(p)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of August 31, 2003
(q)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of September 30, 2003
(r)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of October 31, 2003
(s)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of November 30, 2003
(t)	Incorporated by reference from AmerAlia’s Form 10-QSB for its quarter ended December 31, 2003.
(u)	Incorporated by reference from AmerAlia’s Form 10-QSB for its quarter ended March 31, 2004.

(b)      Reports on Form 8-K

In June 2004, a current report on Form 8-K (under Item 5) reporting the results of the shareholders meeting held June 25, 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

HJ & Associates, LLC, Certified Public Accountants, are the Company’s independent auditors.  For the fiscal years ended June 30, 2004 and 20023 HJ & Associates has billed the Company the following amounts for services provided.

	Year ended June 30,
	2004	2003
Audit related fees	$84,000	$79,798
Tax	1,800	2,457
All other fees	-	15,810

The Board of Directors has adopted an Audit Committee Charter which is reviewed annually and amended if considered necessary. It was last amended September 9, 2002. The Audit Committee’s responsibilities include responsibility to:

•	Pre-approve all audit services that the auditor may provide to AmerAlia or any subsidiary (including, without limitation, providing comfort letters in connection with securities underwritings or statutory audits) as required by §10A(i)(1)(A) of the Securities Exchange Act of 1934 (as amended by the Sarbanes-Oxley Act of 2002).
•	Pre-approve all non-audit services (other than certain de minimis services described in §10A(i)(1)(B) of the Securities Exchange Act of 1934 (as amended by the Sarbanes-Oxley Act of 2002) that the auditors propose to provide to AmerAlia or any of its subsidiaries.

The independent auditors are engaged by the Audit Committee subject to the auditors providing an estimate of their fees for their services. The Audit Committee subjects all audit related services to this pre-approval policy.

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 32 of 67

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.

October 13, 2004

AMERALIA, INC.

By:	/s/ Bill H. Gunn
Bill H. Gunn, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following per-sons on behalf of AmerAlia and in the capacities and on the dates indicated.

/s/ Bill H. Gunn	Principal Executive	Date:	10/13/04
Bill H. Gunn	Officer and Director

/s/ Robert van Mourik	Secretary, Treasurer	Date:	10/13/04
Robert C. J. van Mourik	Principal Financial
and Accounting Officer,
and Director

/s/ Neil E. Summerson	Director	Date:	10/13/04
Neil E. Summerson

/s/ Geoffrey C. Murphy	Director	Date:	10/13/04
Geoffrey C. Murphy

/s/ James V. Riley	Director	Date:	10/13/04
James V. Riley

/s/ Robert C. Woolard	Director	Date:	10/13/04
Robert C. Woolard

/s/ J. Jeffrey Geldermann	Director	Date:	10/13/04
J. Jeffrey Geldermann

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 33 of 67

AMERALIA, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 34 of 67

C O N T E N T S

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 35 of 67

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
AmerAlia, Inc. and Subsidiaries
Centennial, Colorado

We have audited the accompanying consolidated balance sheet of AmerAlia, Inc. and Subsidiaries as of June 30, 2004, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmerAlia, Inc. and Subsidiaries as of June 30, 2004, and the consolidated results of their operations and their cash flows for the years ended June 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 20 to the consolidated financial statements, the Company has suffered losses from operations, has a stockholders deficit and minimal working capital. Together these factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 20. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
September 14, 2004

American Institute of Certified Public Accountants
Member of Public Company Accounting Oversight Board

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 36 of 67

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheet

ASSETS

June 30, 2004
CURRENT ASSETS

Cash	$3,180
Restricted cash (Note 1)	2,326,823
Accounts receivable, net (Note 1)	1,821,477
Inventories (Note 2)	815,807
Prepaid expenses (Note 3)	696,405

Total Current Assets	5,663,692

FIXED ASSETS

Property plant and equipment, net (Notes 1 and 4)	10,689,396
Cavities and well development, net (Note 4)	1,783,851
Mineral leases (Note 4)	4,167,471

Total Fixed Assets	16,640,718

OTHER ASSETS

Water rights (Note 8)	3,150,582
Patents (Note 5)	46,448
Well and well development RSL (Note 6)	595,000
Machinery and engineering drawings (Note 7)	7,500,000
Deferred financing and acquisition costs (Note 1)	2,990,189
Rock School Lease and reserves (Note 6)	3,300,000
Deposits and bonds	28,000

Total Other Assets	17,610,219

TOTAL ASSETS	$39,914,629

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 37 of 67

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheet (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

June 30, 2004
CURRENT LIABILITIES

Accounts payable	$1,219,003
Royalties payable (Note 9)	625,940
Accrued expenses (Note 10)	943,379
Due to related parties (Note 11)	1,297,024
Notes payable (Note 12)	22,000
Capital leases payable (Note 13)	57,343
Interest payable	429,655

Total Current Liabilities	4,594,344

LONG TERM LIABILITIES

Notes payable (Note 12)	43,189,275
Capital lease obligations (Note 13)	210,306
Asset retirement obligations (Note 14)	1,063,576

Total Long Term Liabilities	44,463,157

TOTAL LIABILITIES	49,057,501

COMMITMENTS AND CONTINGENCIES (Note 17)	-

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.05 par value; 1,000,000 authorized;
82 issued and outstanding	4
Common stock, $0.01 par value; 100,000,000 shares
authorized; 16,866,301 issued and outstanding	168,663
Additional paid-in capital	27,187,121
Accumulated deficit	(36,498,660)

Total Stockholders' Equity (Deficit)	(9,142,872)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$39,914,629

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 38 of 67

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended June 30,
	2004	2003

REVENUES	$12,609,041	$4,622,256

COST OF GOODS SOLD	13,924,329	5,042,134

GROSS PROFIT (DEFICIT)	(1,315,288)	(419,878)

EXPENSES

Impairment expenses (Notes 6 and 7)	-	4,063,506
General and administrative	1,439,077	2,098,794
Depreciation, amortization and accretion expense	7,775	22,855
Contract termination costs	-	2,423,000

Total Expenses	1,446,852	8,608,155

LOSS FROM OPERATIONS	(2,762,140)	(9,028,033)

OTHER INCOME (EXPENSE)

Other income	51,000	-
Interest expense	(2,655,045)	(1,381,423)
Other financing costs	(2,001,959)	(241,936)
Interest income	5,803	4,087
Gain on settlement of debt	55,856	6,050

Total Other Income (Expense)	(4,544,345)	(1,613,222)

LOSS BEFORE INCOME TAX EXPENSE	(7,306,485)	(10,641,255)

Income tax expense	-	-

NET LOSS	$(7,306,485)	$(10,641,255)

BASIC LOSS PER SHARE	$(0.47)	$(0.72)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	15,474,745	14,743,554

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 39 of 67

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit

Balance, June 30,2002	82	$4	14,323,216	$143,232	$21,710,478	$(18,550,920)

Shares issued for conversion
of guaranty fee payable	-	-	551,416	5,514	545,902	-

Conversion of notes payable
to equity	-	-	70,000	700	41,800	-

Contributed capital (Note 12)	-	-	-	-	848,744	-

Net loss for the year ended
June 30, 2003	-	-	-	-	-	(10,641,255)

Balance, June 30, 2003	82	4	14,944,632	149,446	23,146,924	(29,192,175)

Contributed capital (Note 12)	-	-	-	-	1,719,450	-

Shares issued for conversion
of note payable	-	-	20,000	200	9,800	-

Shares issued for conversion
of guaranty fee payable	-	-	242,590	2,426	240,164	-

Shares issued for finders
fee payable	-	-	210,000	2,100	102,900	-

Shares issued for finders
fee payable	-	-	503,979	5,040	369,960	-

Shares issued for conversion
of unpaid compensation	-	-	745,100	7,451	365,099	-

Options granted	-	-	-	-	80,894	-

Warrants granted	-	-	-	-	1,053,930	-

Shares issued for cash	-	-	200,000	2,000	98,000	-

Net loss for the year ended
June 30, 2004	-	-	-	-	-	(7,306,485)

Balance, June 30, 2004	82	$4	16,866,301	$168,663	$27,187,121	$(36,498,660)

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 40 of 67

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(7,306,485)	$(10,641,255)
Adjustments to reconcile net loss to net cash
used by operating activities:
Options granted	80,894	-
Impairment of assets	-	4,063,506
Depreciation and amortization	1,086,537	619,229
Amortization of acquisition and financing costs	2,049,671	300,000
Write off of prepaid construction costs	-	1,223,000
Interest expense contributed to capital	1,719,450	848,744
Change in Operating Assets and Liabilities:
(Increase) in restricted cash	(823,749)	(1,414,238)
(Increase) in accounts and interest receivable	(70,934)	(1,750,543)
(Increase) in inventory	(260,524)	(555,283)
Decrease in related party receivables	-	8,333
(Increase) in prepaid expenses	(23,094)	(373,651)
Decrease in deposits and bonds	65,942	88,324
Increase (decrease) in accounts payable and royalties payable	(2,190,152)	2,539,817
Increase in due to related parties	136,318	707,737
Increase in accrued expenses	668,913	603,191
Increase in guaranty fees payable	-	551,416
Increase in interest payable	233,629	142,945
Increase in asset retirement obligation	1,906	1,061,670
Net Cash Used in Operating Activities	(4,631,678)	(1,977,058)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of water rights	-	(3,150,582)
Purchase of patents	-	(50,000)
Well and well development	-	(6,876)
Machinery and engineering drawings	-	(461,157)
Cavities and well development	(246,293)	(2,700,000)
Purchase of property and equipment	(117,331)	(11,096,785)
Mineral Leases	-	(4,167,471)

Net Cash Used in Investing Activities	$(363,624)	$(21,632,871)

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 41 of 67

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

	For the Years Ended June 30,
	2004	2003

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from capital leases	$-	$341,561
Payments on capital leases	(57,153)	(16,760)
Cash received from notes payable	5,985,692	25,927,500
Acquisition and financing costs paid	(1,033,020)	(2,651,110)
Common stock issued for cash	100,000	-

Net Cash Provided by Financing Activities	4,995,519	23,601,191

NET INCREASE (DECREASE) IN CASH	217	(8,738)

CASH AT BEGINNING OF YEAR	2,963	11,701

CASH AT END OF YEAR	$3,180	$2,963

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

Income taxes	$-	$-
Interest	$484,667	$430,204

NON-CASH FINANCING ACTIVITIES

Common stock issued for financing costs	$480,000	$551,416
Conversions of notes payable to equity	$10,000	$42,500
Contribution of interest payable to capital	$1,719,450	$848,744
Common stock issued for payment of obligation	$242,590	$-
Warrants granted in conjunction with debt instruments	$1,053,930	$-
Common stock issued for extinguishment of related party debts	$372,550	$-
Options granted	$80,894	$-

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2004 and 2003
NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	General Development of the Business

AmerAlia, Inc. (AmerAlia) was originally incorporated as Computer Learning Software, Inc. under the laws of the State of Utah on June 7, 1983 and renamed AmerAlia, Inc. in January 1984. During November 2000, AmerAlia formed a wholly owned subsidiary Natural Soda, Inc., subsequently renamed Natural Soda Holdings, Inc. (NSHI) in February 2003. NSHI is the parent of a new Natural Soda, Inc., previously named Natural Soda AALA, Inc., (NSI) which purchased the assets of White River Natural Minerals, LLC (WRNM) in February 2003. The consolidated financial statements present the consolidated financial results of AmerAlia, NSHI and NSI. Collectively, they are referred to herein as “the Company”. All material intercompany accounts and transactions have been eliminated in the consolidation accounts.

The Company had been a development stage company since July 1, 1992 and exited the development stage on June 30, 2003. The Company exited the development stage and began planned principal operations with the purchase of the assets and related liabilities of WRNM on February 20, 2003 (See Note 8 for a description of the purchase transaction).

The Company uses solution mining to recover sodium bicarbonate for sale to the animal feed, industrial, pharmaceutical and food grade markets. The production of sodium bicarbonate also enables the production of soda ash, caustic soda and other sodium chemicals commonly used in the manufacture of glass, detergents and a variety of inorganic and organic chemicals. Sodium bicarbonate is also used as an agent for flue gas desulfurization, a market the Company expects to expand with the national clean air effort. The Company proposes to expand its existing NSI operations by constructing and operating a 150,000-ton per year design capacity facility in two or three phases.

b.	Accounting Method

The Company’s consolidated financial statements are prepared using the accrual method of accounting. The Company and its subsidiaries have elected a June 30 year-end.

c.	Cash and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

The Company had $2,326,623 in restricted cash at June 30, 2004 comprising $42,863 held in a certificate of deposit with a bank (to cover costs associated with the water monitoring wells and the restoration of the Rock School Lease) and the balance is cash held in checking and money market accounts held by NSHI and NSI. The management of these funds is governed by a Securityholder Agreement between the Company and the Sentient Entities as discussed in Note 8 under Long-Term Financing Agreements. Consequently, they are considered “restricted cash”.

d.	Fixed Assets

Property, plant, and equipment are stated at cost. The costs of replacements or renewals, which improve or extend the life of existing property, are capitalized. Maintenance and repairs are expensed as incurred. Depreciation and amortization are provided for on the straight-line method over the following estimated useful lives. The Company has elected to expense all purchases under $3,000 as maintenance and repairs.

Buildings and improvements	25 to 30 years
Machinery and equipment	10 to 30 years
Well cavities and development	Units of production
Furniture and fixtures	5 years

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 43 of 67

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2004 and 2003

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

Net deferred tax liabilities consist of the following components as of June 30, 2004 and 2003:
	2004	2003
Deferred tax assets:
NOL Carryover	$11,525,300	$8,149,109
Related Party	683,000	-

Deferred tax liabilities:
Depreciation	(995,400)	(445,400)

Valuation allowance	(11,212,900)	(7,703,709)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended June 30, 2004 and 2003 due to the following:

	2004	2003
Book Income	$(2,849,530)	$(4,150,090)
Meals & Entertainment	955	4,565
Impairments	-	1,236,248
Accrued Salary	-	85,065
Depreciation	(719,036)	(372,422)
Options	31,550	-
Other	26,870	(31,245)
Related Party	-	276,020
Valuation allowance	3,509,191	2,951,859
.	$-	$-

At June 30, 2004, the Company had net operating loss carry-forwards of approximately $30,700,000 that may be offset against future taxable income from the year 2004 through 2024. No tax benefit has been reported in the June 30, 2004 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, use of net operating loss carry-forwards may be limited in future years.

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 44 of 67

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2004 and 2003

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

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

	For the Years Ended June 30
	2004	2003
Loss (numerator)	$(7,306,485)	$(10,641,255)
Shares (denominator)	15,474,745	14,743,544
Per share amount	$(0.47)	$(0.72)

The Company's outstanding stock purchase warrants and options have been excluded from the basic net loss per share calculation as they are anti-dilutive. The company has excluded 4,372,900 common stock equivalents as June 30, 2004.

h.	Concentrations of Risk

The Company sells its products in North America through distributors to manufacturers and users. Financial instruments consisting of trade accounts receivable potentially subject the Company to concentrations of credit risk. Generally, the Company does not require security when trade credit is granted to customers. Credit losses are provided for in the Company’s financial statements and consistently have been within management’s expectations. The Company had sales amounting to approximately 64% of total sales from five customers for the year ended June 30, 2004. At June 30, 2004, approximately 71% of the Company’s trade accounts receivable were from these customers.

i.	Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by reviewing and considering individual customer receivables, customer’s financial condition, credit history, aging of accounts and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received.

An account receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 90 days. All accounts receivable at June 30, 2004 are considered collectable.

j.	Inventories

Inventories consist of sodium bicarbonate which is stated at the lower of production costs or market. Production costs include all identifiable costs of the plant, including depreciation, royalties, and rental on the sodium leases. Inventories also include packaging materials which are stated at the lower of cost (first-in, first-out cost method) or market.

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 45 of 67

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2004 and 2003

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

k.	Reclassification of Prior Year Balances

The classification of certain balances within the financial statements for the year ended June 30, 2003 has been changed to be consistent with the classification of the financial statements for the year ended June 30, 2004.

l.    Environmental Costs
Environmental costs are accrued at the time the exposure becomes known and costs can be reasonably estimated. The Company does not accrue liabilities for unasserted claims that are not probable of assertion, nor does it provide for environmental clean-up costs, if any, at the end of the useful lives of its facilities because, given the long lives of its mineral properties, it is not practical to estimate such costs.

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

        The Company adopted the following accounting pronouncements:

SFAS No. 145 -- On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS 145), ”Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 rescinds both FASB Statement No. 4 (SFAS 4), ”Reporting Gains and Losses from Extinguishment of Debt,” and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, “Accounting for Sales of Real Estate,” if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, “Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases.” Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material effect on the financial statements of the Company.

SFAS No. 146 -- In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 46 of 67

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2004 and 2003

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

o.	New Accounting Pronouncements (Continued)

a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The adoption of SFAS 146 did not have a material effect on the financial statements of the Company.

SFAS No. 147 -- In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147, “Acquisitions of Certain Financial Institutions” which is effective for acquisitions on or after October 1, 2002. This statement provides interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”. The adoption of SFAS No. 147 did not have a material effect on the financial statements of the Company.

SFAS No. 148 -- In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123” which is effective for financial statements issued for fiscal years ending after December 15, 2002. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a material effect on the financial statements of the Company.

SFAS No. 149 -- In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS 133. The adoption of SFAS No. 149 did not have a material effect on the financial statements of the Company.

SFAS No. 150 -- In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

FASB Interpretation No. 45 -- “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107”. The initial recognition and initial measurement provisions of this Interpretation are to be applied prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements in the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FASB Interpretation No. 45 did not have a material effect on the financial statements of the Company.

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 47 of 67

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2004 and 2003

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

o.	New Accounting Pronouncements (Continued)

FASB Interpretation No. 46 -- In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities.” FIN 46 provides guidance on the identification of Entities for which control is achieved through means other than through voting rights, variable interest Entities, and how to determine when and which business enterprises should consolidate variable interest Entities. This interpretation applies immediately to variable interest Entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest Entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company’s financial statements.

During the year ended June 30, 2004, the Company adopted the following Emerging Issues Task Force Consensuses: EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables”, EITF Issue No. 01 -8 “ Determining Whether an Arrangement Contains a Lease”, EITF Issue No. 02-3 “Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities”, EITF Issue No. 02-9 “Accounting by a Reseller for Certain Consideration Received from a Vendor”, EITF Issue No. 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination”, EITF Issue No. 02-18 “Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition”, EITF Issue No. 03-1, “The Meaning of Other Than Temporary and its Application to Certain Instruments”, EITF Issue No. 03-5, “Applicability of AICPA Statement of Position 9702, ‘Software Revenue Recognition’ to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software”, EITF Issue No. 03-7, “Accounting for the Settlement of the Equity Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock”, EITF Issue No. 03-10, “Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.

p.	Stock Options

The Company applies Accounting Principles Board (“APB”) 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for all stock option plans. Under APB 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

FASB Statement 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) as amended by SFAS No. 148, requires the Company to provide pro-forma information regarding net income (loss) and net income (loss) per share as if compensation costs for the Company’s stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The company has applied the disclosure requirements of SFAS No. 148.

q.	Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the years ended June 30, 2004 and 2003 was $nil and $nil, respectively.

r.	Revenue Recognition

The Company recognizes revenue from the sodium bicarbonate sales when persuasive evidence of a sale exists, the product has been shipped and delivered as determined by the bill of sale, collection is reasonably assumed and no further company obligation to perform exists.

s.	Deferred Financing Costs

Deferred financing costs include the costs of sourcing long term debt financing for the WRNM Acquisition and its associated capital requirements. These costs include finders fees, legal fees and fees paid for due diligence costs.

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 48 of 67

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2004 and 2003

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

t.	Impairment of Long-Lived Assets

Management reviews the net carrying value of all property and equipment and other long-lived assets on a periodic basis. We estimate the net realizable value of each asset based on the estimated undiscounted future cash flows that will be generated from operations at each property. These estimates of undiscounted future cash flows are dependent upon the estimates of sodium bicarbonate to be recovered, future production cost estimates and future sodium bicarbonate price estimates over the estimated remaining life of the property.

If undiscounted cash flows are less than the carrying value of a property, an impairment loss will be recognized based upon the estimated expected future cash flows from the property discounted at an interest rate commensurate with the risk involved.

Management’s estimates of sodium bicarbonate prices, and other factors are subject to risks and uncertainties of change affecting the recoverability of our investment in various projects. Although management believes it has made a reasonable estimate of these factors based on current conditions and information, it is reasonably possible that changes could occur in the near term which could adversely affect management’s estimate of net cash flows expected to be generated and the need for asset impairment write-downs.

The Company has hired expert appraisers to assess the fair market value of the Company’s assets. These fair market valuations are compared against the cost basis of the Company’s asset to further determine if any impairment exists. During the year ended June 30, 2003, the Company recorded impairment expense of $4,063,506 associated with the Rock School Lease and plant construction assets. This impairment was recorded because the appraisal determined that the acquisition of the WRNM assets had reduced the relative value of those assets to the Company .

u.	Acquisition Costs

Acquisition costs are being amortized over a 25 year period. The Company recorded amortized acquisition expense of $47,710 and $nil for the years ended June 30, 2004 and 2003, respectively.

NOTE 2 -	INVENTORIES

Inventories consisted of the following:
June 30, 2004
Raw materials and supplies	$156,099
Finished goods	659,708
$815,807

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 49 of 67

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2004 and 2003

NOTE 3 -	PREPAID EXPENSES

Prepaid expenses consisted of the following:

June 30, 2004
Prepaid insurance	$195,181
Prepaid healthcare premiums	20,725
Prepaid trucking costs	50,000
Prepaid natural gas costs	69,599
Prepaid construction costs	227,500
Prepaid rent	14,234
Other	119,166
$696,405

NOTE 4 -	FIXED ASSETS

Fixed assets consist of the following amounts:
June 30, 2004
Property plant and equipment	$11,147,537
Cavities and well development	2,943,677
Furniture and fixtures	102,089
Mineral leases	4,167,471
Subtotal	18,360,774
Less accumulated depreciation and amortization	(1,720,056)
Total	$16,640,718

Depreciation and amortization expense for the years ended June 30, 2004 and 2003 was $1,083,922 and $618,292 respectively.

NOTE 5 -	PATENTS

Patents consisted of the following:
June 30, 2004
Patents acquired from IMC at fair value	$50,000
Less accumulated amortization	(3,552)
Net Patents	$46,448

The patents are being amortized on a straight line basis over a period of 20 years. Amortization expense for the years ended June 30, 2004 and 2003 was $2,615 and $937, respectively.

NOTE 6 -	ROCK SCHOOL LEASE AND WELL COSTS

In December 1992, the Company acquired from an unrelated party, E. E. Kinder Co. (Kinder), BLM Sodium Lease C-0119985 known as the Rock School Lease, covering 1,320 acres, in Rio Blanco County, Colorado, USA. The Company acquired the Rock School Lease for consideration comprising (i) a cash payment of $600,000; (ii) the issuance of 50,000 shares of common stock valued at $3.00 per share or $150,000; and (iii) commencing July 1, 1994, the reservation of a production royalty of $2 per ton which was amended January 1, 1996 to $1.50 per ton for all production, due and payable on the last day of the month following the month of production provided that a minimum annual royalty of $100,000 (which was changed to $75,000 on January 1, 1996) be paid monthly in arrears.

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 50 of 67

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2004 and 2003

NOTE 6 -	ROCK SCHOOL LEASE AND WELL COSTS (Continued)

Kinder assigned all of its rights, title and interest in the federal lease to the Company. Kinder also agreed to provide all documentation, files, and records in its possession pertaining to the exploration of and development plans for the Rock School Lease; warranted that it had not assigned to any third party or dealt in any way with its interest in the Rock School Lease and granted the Company an option to acquire its royalty interests. The assignment of the interest in the Rock School Lease from Kinder was approved by the BLM on January 1, 1996.

The Rock School Lease was renewed July 1, 2001 for a period of ten years and is renewable under the terms and conditions prescribed by the Secretary of the Interior. The lease is currently undeveloped.

During the years ended June 30, 1993 through June 30, 2000, the Company capitalized lease acquisition, exploration and development costs of $3,022,127. During the years ended June 30, 2004 and 2003, the Company capitalized $nil and $6,875, respectively.

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

The Company has recorded the value of the Rock School Lease and Reserves at $3,300,000. The value of the monitoring wells is $595,000. The Company recorded an impairment loss of $516,917 for the year ended June 30, 2003 after an appraisal because the acquisition of the additional WRNM leases reduced the relative value of the Rock School Lease to the Company.

NOTE 7 -	MACHINERY AND ENGINEERING DRAWINGS

The Company entered into a Design/Build agreement on May 14, 1999 with a Delaware corporation doing business as U.S. Filter Corporation and HPD Products (US Filter) to design, manage and construct a sodium bicarbonate solution mining and production plant for an amount not to exceed $33,200,000. As of June 30, 2004 the Company had advanced a total of $7,296,639 to US Filter for the construction of a production plant. The Company had also capitalized other costs related to the construction of a production plant totaling $5,363,934 as of June 30, 2004 bringing the total capitalized costs at June 30, 2004 to $12,660,573, which includes interest of $238,750 capitalized during the year ended June 30, 2003.

In addition, during the year ended June 30, 2000, the Company issued 433,333 shares of its outstanding common stock valued at $3.00 per share as prepaid construction costs related to the plant construction, for a total value of $1,300,000. These costs were reclassified as plant construction costs as the services are performed. During the year ended June 30, 2001, $77,000 of the costs were reclassified as plant construction costs for services performed on the development of the plant during the year. Since the prepaid amount was the result of a stock issuance, the amount was shown in the equity section of the accompanying balance sheet at June 30, 2003. The remaining balance of $1,223,000 was expensed during the year ended June 30, 2003, as a result of the termination of the US Filter Agreement.

On February 21, 2003, the Company and US Filter entered into a settlement agreement terminating the Design/Build agreement. The agreement called for the company to pay US Filter $860,000 immediately upon execution of the agreement and to execute a note payable for $1,200,000 (See Note 12).

In exchange for the aforementioned consideration, US Filter released the company from the Design/Build agreement and turned over the equipment, property, drawings and all else which had been completed under the agreement as of February 21, 2003. The Company recorded contract termination costs of $2,423,000 for the year ended June 30, 2003.

The Company had an appraisal completed on the plant construction in progress assets. The appraisal determined that the fair market value of the equipment and engineering drawings was $7,500,000. Accordingly, the Company recognized an

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 51 of 67

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2004 and 2003

NOTE 7 -	MACHINERY AND ENGINEERING DRAWINGS (Continued)

impairment loss of $3,546,589 for the year ended June 30, 2003. The impairment loss was due to the ability of the Company to achieve its business development objectives through the acquisition of the WRNM business rather than rely solely on developing the Rock School Lease. The remaining equipment and engineering drawings were determined to have continuing value to the NSI Plant and were not redundant.

NOTE 8 -	PURCHASE TRANSACTION

On February 20, 2003, NSI purchased the assets and certain related contracts held by White River Nahcolite Minerals, LLC (“WRNM”) and IMC Chemicals Inc. (“IMC Chemicals”) with short-term financing provided by funds associated with The Sentient Group of Grand Cayman. As discussed more fully below in “Long-Term Financing Agreements”, this short-term financing was converted into long term funding at the financial closing completed March 19, 2004. The Sentient Entities (described below) hold all the outstanding NSHI and NSI common stock as collateral for the repayment of their loans. The primary reasons for the acquisition were to acquire operating assets and an established customer base, gain cash flow and secure substantial additional resources of naturally occurring sodium bicarbonate. WRNM was an indirect, wholly-owned subsidiary of IMC Global, Inc. ("IMC"). IMC Chemicals is a subsidiary of IMC.

Description of the Transaction

NSI acquired all of the WRNM assets, subject to all of the liabilities for a total purchase price of $20.6 million. (See "Description of the Assets", below.) WRNM and IMC assigned to NSI all of their interests in the assets (including property, plant, equipment, water rights, accounts receivables, and four federal sodium leases issued by the Bureau of Land Management). NSI assumed WRNM's accounts payable. All of the 22 employees previously working for WRNM accepted employment from NSI. None of the employees is a member of a collective bargaining unit. The Company has accounted for the acquisition as a purchase under the provisions of SFAS No. 141. Accordingly, the Company has recorded the assets acquired and the liabilities assumed at their fair market values. The excess purchase price has been allocated to the assets purchased. No amount was allocated to goodwill.

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

The Sodium Leases:

NSI acquired four sodium leases containing nahcolite, a naturally occurring mineral form of sodium bicarbonate, commonly called baking soda. They are located in the Piceance Creek Basin in northwest Colorado and have been combined into a single operational unit, the "Wolf Ridge Mining Unit", established by the Bureau of Land Management in 1993. The sodium leases cover an area of 8,223 acres or nearly 13 square miles. Our total lease area is 9,543 acres when combined with the Rock School Lease. Unique to the NSI leases is the Boies Bed, an interval very rich in nahcolite located at an approximate depth of 1,900 feet. NSI has Bureau of Land Management approval to recover nahcolite from the Boies Bed and an adjacent interval at the rate of 48,000 tons per acre.

Each of the four WRNM sodium leases was renewed effective July 1, 2001 for a ten year term with a preferential right to subsequent renewals provided that sodium is being produced in paying quantities. Under the unit agreement, production in paying quantities from one lease is sufficient to extend all four WRNM leases. The leases bear a production royalty payable to the federal government of 5% of the gross value of the leased deposits at the processing plant. Each of these leases contains covenants to protect the in situ oil shale, water, and historical resources.

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 52 of 67

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2004 and 2003

NOTE 8 -	PURCHASE TRANSACTION (Continued)

Description of the Assets (Continued)

During the last ten years, WRNM and its predecessors have been solution mining nahcolite from the Boies Bed from horizontal cavities. Each horizontal cavity may be expected to produce approximately 150,000 to 250,000 tons over time. Horizontal drilling into the Boies Bed has the advantage of being a proven technology and avoids any disturbance of oil shale resources.

The Plant:

The plant consists of a single building with crystallizers, boilers, centrifuge, dryers and other equipment capable of producing various grades of sodium bicarbonate at approximately 110,000 tons per year. There are also several other buildings associated with the plant which are used for bulk storage (one building of approximately 50 feet in diameter with a storage capacity of 3,000 tons) and three small sheds (lube storage shed, fire pump house shed, and hazardous materials shed). The plant, the bulk storage facility, and one of the sheds are of metal construction; the other two sheds are of wood construction, each on concrete pads.

Underground cavities constitute a material part of the plant and its operations. Solution mining requires pumping hot water into the nahcolite-bearing rock zone at a depth of approximately 1,900 feet. The nahcolite dissolves and is pumped to the surface in solution and brought into the plant. The equipment in the plant recrystallizes and then dries the sodium bicarbonate. The dried sodium bicarbonate is then stored for bulk sales or is bagged at the plant in 50 pound or 2,000 pound bags. The plant is capable of producing all commercial grades of sodium bicarbonate from animal feed grade to USP5, the highest commercial grade.

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

U.S. Filter assigned equipment to NSI that it had fabricated for AmerAlia in consideration for the settling obligations due to US Filter under a May 1999 Design/Build Contract. This equipment included a centrifuge, six silos, a dryer system, baghouse equipment, air compressors, pumps and pump parts, and is now located at or near to the NSI plant. AmerAlia originally intended to use this equipment in the plant it had contemplated constructing for production from the Rock School Lease, however, we now plan to use this equipment to expand the existing NSI plant.

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 53 of 67

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2004 and 2003

NOTE 8 -	PURCHASE TRANSACTION (Continued)

Description of the Assets (Continued)

Marketing:

Before we acquired the WRNM business, IMC Chemicals and WRNM had entered into a number of marketing contracts with various distributors and users of the sodium bicarbonate products that the plant produces. Of these, the most significant (in tonnage as well as revenue) had been an agreement with Bioproducts Incorporated of Fairlawn, Ohio to distribute animal feed grade products. However, at the end of 2003 we exercised our rights to terminate this agreement and we now sell animal feed grade product through a number of independent distributors. The majority of our industrial and USP grade products is distributed by an agent, Vitusa Products, Inc. of Berkeley Heights, New Jersey. There is no distribution contract with Vitusa. There are no other significant marketing relationships.

Other Contractual Arrangements:

When NSI acquired the WRNM business, it assumed a number of WRNM's other contractual arrangements including a sublease for 55 rail cars, a contract for the use of six airslide railcars, contracts with third parties for rail, freight and trucking services, equipment leases and contracts for services provided for normal business operations.

Description of the Short-Term Financing

At the time the asset purchase agreement with IMC Global was due for completion, AmerAlia and Sentient Global Resource Fund I, LP and Sentient Global Resource Trust No. 1 of George Town, Grand Cayman, Cayman Islands (the "Sentient Entities") had not yet finalized their own agreements with respect to the final structure and commercial arrangements between them in funding and competing this acquisition. Therefore, as an interim measure, AmerAlia and the Sentient Entities entered into a "Closing Agreement" which provided for temporary short-term funding to be replaced by the long term funding structure when the final structure and commercial arrangements were resolved.

Consequently, the Sentient Entities loaned $24,000,000 to NSHI. NSHI used these funds to pay the purchase price to WRNM (approximately $20.6 million), payment of deposits to certain vendors to the WRNM business that NSI acquired, a portion of the fee to US Filter for termination of the May 1999 Design/Build Contract, transaction costs, and working capital.

The Sentient Entities loaned the funds to NSHI on a short-term basis and took a security interest in 100% of the outstanding shares of NSI capital stock. The Sentient Entities and NSHI completed their agreements on March 19, 2004 for the financial closing and long-term financing for the acquisition as discussed below.

Long-Term Financing Agreements

On March 19, 2004 NSHI and the Sentient Entities completed their arrangements known as the financial closing. The principal agreement is the Debenture Purchase Agreement which provided for the repayment of the short-term financing and raising additional funding. A Securityholder Agreement between AmerAlia, NSHI, NSI and the Sentient Entities defines their mutual expectations and conduct with respect to the restrictions on transfer of the debentures and other securities issued in the transaction; board representations and appointment of management; budget approvals and minimum voting majority; limitations on the actions of NSHI and NSI; restrictions on transfer of securities and/or a trade sale including drag along/tag along rights; forbearance agreements; agreements for the exchange of Series B2 Debentures into 49% of NSI common stock and exchange of the NSI common stock for AmerAlia common stock; exchange of the Series B1 and Series B2 Debentures for AmerAlia common stock and dispute resolution procedures. The agreements include a Management & Cost Reimbursement Agreement whereby AmerAlia will provide management services for a fee through September 30, 2005. This agreement has been pledged to US Filter as security for moneys owed to US Filter. Finally, in consideration for amending the terms of the original closing agreement completed with the Sentient Entities on February 20, 2003 to allow a closing, the Company has granted the Sentient Entities warrants to purchase 600,000 shares of AmerAlia’s restricted common stock exercisable at $1.00 per share until March 19, 2009.

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 54 of 67

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2004 and 2003

NOTE 8 -	PURCHASE TRANSACTION (Continued)

Long-Term Financing Agreements (Continued)

Under these agreements, NSHI raised additional debt of $5,500,000 through the issue of new debentures, as follows:
•	AmerAlia received $3,500,000 in NSHI Series A Secured 10% Debentures utilizing funds it raised from accredited investors (see “AmerAlia Funding”, below);
•	The Sentient Entities invested an additional $2,000,000 in NSHI Secured Series A 10% Debentures.

In addition at the financial closing, NSHI issued to the Sentient Entities in exchange for its $24 million short term loan:
•	$3,000,000 in Secured Series A 10% Debentures;
•	$11,300,000 in Secured Subordinated Series B1 Debentures;
•	$9,700,000 in Secured Subordinated Series B2 Convertible Debentures.

NSHI also issued to AmerAlia in cancellation of its loan to NSHI of approximately $17,678,100:
•	$275,000 of Secured Series A 10% Debentures;
•	$12,000,000 of Unsecured Subordinated Series C Debentures;
•	4,949 shares of Series A Preferred Stock having a liquidation value of $4,949,000;
•	an additional issue of common stock bringing the total common stock held by AmerAlia to 51,000 shares, being all the common stock issued.

NSHI also issued $750,000 of Secured Series A 10% Debentures to NSI in exchange for an obligation by NSI to pay $750,000 to NSHI. The purpose of the issue of the $750,000 Series A Debenture to NSI was to enable NSI to provide the debenture as collateral to the Mars Trust for its bonding.

In addition, the board of directors of NSHI and of NSI will be expanded to five members comprising two representatives from AmerAlia, two representatives from the Sentient Entities and one member with industry experience mutually acceptable to all parties. The Sentient representatives have not yet accepted appointment as directors of the two companies but David R. Delling, a former President of both Tenneco Minerals and Solvay Minerals, has been appointed a director of NSI.

Description of the Debentures:

The Series A Debentures were issued March 19, 2004 and are due September 30, 2005. The interest rate is 10% per annum, payable quarterly with the first interest payment due June 30, 2004. The Series A Debentures are senior to all other debentures and are collateralized by all of the assets of NSI and NSHI, as well as by all of NSHI’s common stock of NSI. These assets also collateralize the Series B1 Debentures and the Series B2 Debentures held by the Sentient Entities. Sentient Resources USA, Inc. acts as agent holding the collateral for the benefit of all of the secured debenture holders.

The Series B1 and Series B2 Debentures are subordinate to the Series A Debentures but rank equally with the Series C Debentures with respect to all payments of principal and interest unless the Series B Debenture holders declare an event of default. The Series B1, Series B2 and Series C debentures were issued March 19, 2004, pay interest quarterly and have interest rates as follows:

Period	Interest Rate Per Annum
March 19, 2004 - June 30, 2004	1.5%
July 1, 2004 - June 30, 2005	4.5%
July 1, 2005 - June 30, 2006	7.5%
July 1, 2006 - June 30, 2007	10.5%
July 1, 2007 - February 19, 2008	13.5%

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 55 of 67

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2004 and 2003

NOTE 8 -	PURCHASE TRANSACTION (Continued)

Description of the Debentures: (Continued)

The Series B1 Debentures have a right to earn “Contingent Interest” which means a payment of additional interest, which when added to the other payments of principal and interest on the Debentures held by the Sentient Entities, could provide the Sentient Entities with an internal rate of return of 34.8766% per annum compounded annually, using February 20, 2003 as the commencement date. Contingent Interest shall be paid on the amounts represented by the Series B1 Debentures to the Sentient Entities only (a) on the Maturity Date of the Series B1 Debentures, if owed, subject to the achievement of the contingencies described below, (b) without regard to the contingencies described below, if the Company prepays any of the Series B Debentures, and (c) without regard to the contingencies described herein, upon the declaration of a default pursuant to the Series B Debentures. Contingent Interest shall not be payable if the Adjusted EBITDA of the Company is less than $500,000 for the 12 month period prior to the Maturity Date; provided, however, that if the Adjusted EBITDA is less than $500,000, then if the Adjusted EBITDA of the Company is in excess of $1,000,000 in the aggregate for a 36 month period immediately prior to the Maturity Date, the Contingent Interest shall be due and payable on the Maturity Date. In addition to the quarterly payments of interest in accordance with the interest rate table above, a mandatory prepayment of principal of $4,029,760 is required on September 30, 2005.

The Series B2 Debentures have similar terms and conditions as the Series B1 Debentures except that the “Contingent Interest” internal rate of return is thirty percent (30%) per annum compounded annually, commencing February 20, 2003.
The Sentient Entities have the option to convert the Series B2 Debentures into 49% of the common stock of NSI. The Sentient Entities also have the option to exchange the Series B1 Debentures and/or the Series B2 Debentures into shares of AmerAlia common stock. This right to exchange the debentures (or the underlying NSI common stock if the Sentient Entities convert the Series B2 Debentures) provides for the issuance of AmerAlia common stock at a price equal to 85% of the market price for the AmerAlia common stock. If the Sentient Entities were to exchange these debentures, they would acquire a significant majority of AmerAlia’s shares based on today’s stock prices and could exercise control of AmerAlia.

The Unsecured Subordinated Series C Debentures held by AmerAlia earn the same interest rate as the Series B Debentures and have a right to earn contingent interest up to a total internal rate of return of fifteen per cent (15%) per annum compounded annually, commencing February 20, 2003. They rank equally with the Series B1 and Series B2 Debentures with respect to all payments of principal and interest unless the Series B Debenture holders declare an event of default, in which case the Series B1 and Series B2 Debentures will be senior to and be repaid prior to the Series C Debentures. The Series C Debentures have been pledged by AmerAlia to secure guarantees and loans as discussed below under “Other Loans” and “Continuing Guarantee of Bank of America Indebtedness”.

The Series B and the Series C Debentures have a provision that if NSHI sells NSI or substantially all of the assets of NSI in a trade sale, then the proceeds must be used to repay the Series A Debentures, then the Series B1 Debentures, then the Series B2 Debentures and then the Series C Debentures.

Drag Along & Tag Along Rights:

The drag along and tag along rights apply to the Sentient Entities and to AmerAlia if the Sentient Entities own NSI common stock and the remaining Series B1 Debentures have been repaid. They are defined in the Securityholder Agreement.

Under the drag along rights, if the Sentient Entities wish to sell all (and not less than all) of the shares of NSI common stock they own, the Sentient Entities shall make a written offer to sell the shares to AmerAlia naming a price and the terms of purchase. If AmerAlia does not elect irrevocably and in writing to purchase the shares within 30 days, the Sentient Entities may complete the sale of the shares to a third party at the same price and on the same terms within 90 days of AmerAlia’s receipt of the written offer. The Sentient Entities may further require that AmerAlia or NSHI sell all the shares of NSI common stock they own to the third party on the same terms. If the AmerAlia shareholders are required to approve the sale of the NSI common stock by AmerAlia and fail to do so, then there is a mechanism whereby the Sentient Entities can gain a majority of the board and a majority of the common stock of NSHI. Thereafter, the Sentient Entities shall have 90 days to complete the sale of the shares to the third party. If the Sentient Entities are unable to complete the sale within that time, the Sentient Entities will rescind the actions that gave them control.

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 56 of 67

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2004 and 2003

NOTE 8 -	PURCHASE TRANSACTION (Continued)

Drag Along & Tag Along Rights (Continued)

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

Management & Cost Reimbursement Agreement:

This agreement provides for the payment of $700,000 per year commencing October 1, 2003 for two years to AmerAlia for providing management services to NSHI and NSI. The agreement also provides for indemnification of NSHI and the Sentient Entities from certain AmerAlia creditors. AmerAlia’s rights to this agreement have been pledged as security to U.S. Filter under its settlement agreement with U.S. Filter completed on February 21, 2003.

AmerAlia Funding:

The Company raised $3,500,000 from a group of accredited investors through the issue of 10% promissory notes due September 30, 2005. The Company also granted four warrants for each $10 of their promissory notes to subscribe for shares of restricted common stock in the Company at $1.00 per share until March 19, 2009. The Promissory notes are secured by an equal value of NSHI Series A Debentures held by the Company. The warrant agreements are on the same terms and conditions as the warrants issued to the Sentient Entities. A total of 1,400,000 warrants were granted to these accredited investors. Consequently, as a result of her participation in this funding, Mrs. Karen O. Woolard, spouse of Mr. Robert C. Woolard, now an AmerAlia director, became a five percent shareholder. These investors also included James V. Riley, an AmerAlia director, and J. Jeffrey Geldermann who was elected a director on June 25, 2004.

Finders’ Fees:

The Company paid finders’ fees of $55,000 in cash to RBC Dain Rauscher and 210,000 shares of restricted common stock to Mrs. Karen O. Woolard for negotiating these funding arrangements.

In February, 2003 the Company agreed to pay a finder’s fee to McFarland Dewey Securities Co, LLP of $1,000,000 and the reimbursement of expenses of approximately $11,000. At the financial closing, the Company and McFarland Dewey completed a new settlement agreement under which McFarland Dewey agreed to accept $750,000 in cash, a $250,000 promissory note secured by an equal value NSHI Series A Debenture, an unsecured promissory note due May 10, 2004 for $18,000 for expenses reimbursement, the issue of the 503,979 shares of restricted common stock, the grant of 300,000 warrants on the same terms as those granted to the Sentient Entities and the investors above, and the release of any and all claims under the prior agreement.

Other Loans:

Prior to the financial closing, the Company was obligated under guaranty and loan agreements to two accredited investors who had provided loan funds with accrued interest totaling approximately $2,317,700 at the time of the financial closing. The Company met these obligations by issuing 121,295 shares of restricted common stock in satisfaction of outstanding guarantee fees to each of two accredited investors, one of them Mrs. Karen O. Woolard; and two promissory notes secured by $2,078,417 of the Company’s Series C Debentures and 359 shares of its NSHI Series A Preferred Stock. One of these promissory notes in an amount of $853,400, secured by $765,295 of Series C Debenture and 132 shares of Series A Preferred Stock, has been issued to Mr. Robert C. Woolard now an AmerAlia director. Any interest, contingent

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 57 of 67

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2004 and 2003

NOTE 8 -	PURCHASE TRANSACTION (Continued)

Other Loans (Continued)

interest, dividends or principal repayments received by the Company from the pledged securities must be applied to meeting the obligations on these notes.

Related Party Transactions

Satisfaction of Bonding Requirements:

AmerAlia was not able to complete the asset acquisition and the financial closing of the assets of WRNM without the assistance of its majority shareholder, the Mars Trust, which has provided support for AmerAlia in the past, including providing a letter of credit to support a $400,000 reclamation bond required for the maintenance of the Rock School Lease. In order to complete the asset acquisition, AmerAlia’s subsidiaries, NSHI and NSI had to provide bonds or other financial security covering various federal permits, totaling approximately $960,000, including the prior bond for the Rock School lease which was reduced to $35,000, as follows:

BLM Mineral Lease Bonds - NSI leases	$ 542,000
Rock School Lease	$ 35,000
Letter of credit re: EPA underground injection control permit	$ 231,730
Letter of credit re: DMG mining permit	$ 150,750

Neither AmerAlia nor NSHI had the financial capability to satisfy the bonding requirements imposed by the government agencies. The Mars Trust agreed to provide support for these bonding requirements to NSHI and NSI subject to their agreement to:
•	reimburse the Mars Trust for its expenses in obtaining these bonds (which totalled approximately $24,000);
•	pay the Mars Trust a fee of $75,000 per year to maintain the bonds; and
•	remove the Mars Trust from liability for the bonds within two years.

As part of the financial closing, NSI pledged a $750,000 Series A Debenture to the Mars Trust to collateralize any indemnification obligation that might arise under the bonds. The $75,000 due to the Mars Trust under this agreement for the first year of the agreement was paid at the financial closing and NSI must pay the second year fee of $75,000 within sixty days of the financial closing

Continuing Guarantee of Bank of America Indebtedness:

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

Under an agreement to amend the terms of the Third and Fourth Amended and Restated Guaranty Agreements, the Mars Trust and the Company agreed:
•	AmerAlia shall pledge Series C Debentures to the Mars Trust in the current amount of the loan ($9,921,583);
•	The Trust shall receive the interest and any contingent interest or principal on the Series C Debenture and use any amounts received to pay any outstanding interest or principal under the Bank of America loan and to reduce amounts owed by AmerAlia to the Trust;
•	If the amount of interest paid by the Trust to the Bank of America exceeds the amount of interest received by the Trust from the pledged Series C Debentures, the Trust agrees, upon AmerAlia’s written notice, to pay (i) 65% of the total amount of interest due on the Bank of America loan during calendar year 2004, and; (ii) 50% of the total amount of interest due on the Bank of America loan during calendar year 2005. Such interest paid by the Trust using its own funds will become an AmerAlia obligation evidenced by a promissory note;

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 58 of 67

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2004 and 2003

NOTE 8 -	PURCHASE TRANSACTION (Continued)

Continuing Guarantee of Bank of America Indebtedness (Continued)

•	To the extent that the Series C Debenture interest exceeds the Bank of America interest payments, the Trust will allow AmerAlia to reduce the outstanding interest and principal due under the promissory note issued to the Trust at the financial closing. After all the outstanding interest and principal due under any additional promissory notes and the promissory note issued at the financial closing has been paid, any excess Series C interest may be kept by the Trust as consideration for providing the guaranty; and
•	The Mars Trust released its existing security interest in NSHI and AmerAlia upon the financial closing.

Since the financial closing in March 2004, the Trust has made a number of advances to AmerAlia to enable the company to meet its bank loan fees and monthly interest payments to the Bank of America. At June 30, 2004 these advances totaled $82,548. Interest accrues on these notes at 4.5% per annum; the notes are due December 31, 2005.

Repayment of NSHI Indebtedness to the Mars Trust:

In May 2002, the Mars Trust lent NSHI $250,000 pursuant to two promissory notes bearing interest at 8% per annum. NSHI used a substantial portion of these funds to pay expenses in connection with negotiating the asset transaction with WRNM and the financing transaction with Sentient. In addition, NSHI paid a portion of the proceeds to AmerAlia to pay some of its obligations. The Mars Trust also made various short term loans at 8% interest to NSHI to enable AmerAlia to meet its interest obligations to the Bank of America. At the time of the financial closing the total of these advances and accrued interest was $969,628. The Company repaid $500,000 at the financial closing and has issued a 7% unsecured promissory note due December 31, 2005 for the balance.

The following is an unaudited condensed balance sheet showing the fair values of the assets and liabilities at the date of acquisition:

Assets
Accounts receivable	$1,610,523
Inventory	517,160
Prepayments and deposits	50,675
Buildings, machinery and equipment	11,096,785
Cavities and well development	2,700,000
Water rights	3,150,852
Mineral leases	4,167,471
Patents	50,000
Total assets acquired	$23,343,466

Liabilities
Accounts payable	68,252
Capital leases	324,801
Accrued liabilities	1,296,413
Asset retirement obligation	1,050,000
Total liabilities acquired	$2,739,466
Net assets acquired	$20,604,000

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 59 of 67

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2004 and 2003

NOTE 8 -	PURCHASE TRANSACTION (Continued)

Balance Sheet on Acquisition (Continued)

The Company has determined that the water rights are a tangible asset not subject to amortization.

The following unaudited proforma information is presented to give effect to the purchase as having occurred at the beginning of the fiscal year ended June 30, 2003.

For the year ended
June 30, 2003
Sales	$14,797,634
Cost of sales	14,906,225
Loss from operations	(2,972,628)
Net loss	(3,630,881)
Loss per share	$(0.28)

NOTE 9 -	ROYALTIES PAYABLE

Royalties payable consist of amounts owed to Kinder and the Bureau of Land Management as at June 30, 2004. They represent the amount of minimum guaranteed royalties payable (Note 6) due to Kinder and the monthly royalties due to the BLM. The balance due at June 30, 2004 was $625,940. Royalties expense for the years ended June 30, 2004 and 2003 was $358,960 and $142,079, respectively.

NOTE 10 -	ACCRUED EXPENSES

        Accrued expenses consist of the following:
June 30, 2004
Salaries and wages, taxes	$238,966
Judgement payable (Hudson)	428,337
Freight	63,171
Property tax	102,000
Other	110,905
Total	$943,379

On August 16, 2002, the Colorado District Court for Arapahoe County, Colorado (Civil Action No. 99-CV-2207) entered judgment for Marvin Hudson, a former officer and employee of the Company in the amount of $374,100 with 8% interest. The judgment payable of $428,337 is included in accrued expenses as of June 30, 2004. On April 8, 2004 Mr. Hudson served a Garnishment Writ on NSI to which NSI responded denying it held any unencumbered assets that belong to AmerAlia. AmerAlia and Mr. Hudson are discussing payment terms but have not reached agreement.

In August 2003, the Fauquier County Circuit Court entered judgment against AmerAlia in Stephen Keiley v. AmerAlia, Inc. (case no. CL03-172) for $47,600 plus court and attorney’s costs of $4,100. The case developed over a dispute over an office lease. The judgment and costs were settled for $51,000 prior to June 30, 2004.

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 60 of 67

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2004 and 2003

NOTE 11 -	DUE TO RELATED PARTIES

Due to the related parties consists of the following amounts:
June 30, 2004
Accrued directors fees	$111,671

Accrued officer and director compensation, expenses & advances	614,769

Note and interest payable to Jacqueline Badger Mars Trust;
principal and interest due December 31, 2005;
interest at 7%; unsecured *	469,628

Various guaranty promissory notes payable to
Jacqueline Badger Mars Trust due December 31, 2005;
Interest at 4.5%; unsecured*	82,548

Provision for accrued but unpaid interest due on
Jacqueline Badger Mars Trust promissory notes*	11,581

Unsecured advance repayable to Jacqueline Badger Mars	6,827
$1,297,024
* See Note 8 at “Related Party Transactions”

During the year ended June 30, 2004 officers and directors received a total of 745,100 shares in satisfaction of unpaid compensation of $372,550.

Accrued directors fees and officer and director compensation also includes interest totaling $114,639 for the year ended June 30, 2004 allowed on unpaid loan account balances. An amount of $71,478 was included in the year ended June 30, 2003.

NOTE 12 -	NOTES PAYABLE

Notes payable consists of the following amounts:
June 30, 2004
NSHI Series A Secured 10% Debentures payable to the
Sentient Entities; due September 30, 2005 (1)	$5,000,000

NSHI Secured Subordinated Series B1 Debentures
payable to the Sentient Entities;	11,300,000
due February 19, 2008 (1)

NSHI Secured Subordinated Series B2 Debentures
payable to the Sentient Entities;
due February 19, 2008 (1)	9,700,000

AmerAlia Series A Debenture Secured Promissory Notes
payable to accredited investors and financial institution
10% interest payable quarterly;
due September 30, 2005 (2)	$3,750,000

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 61 of 67

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2004 and 2003

NOTE 12 -	NOTES PAYABLE (Continued)

AmerAlia Series C Debenture Secured Promissory notes
payable to two accredited investors,
due March 19, 2008 (3)	$2,317,692

Note payable to financial institution; principal
and interest due December 31, 2005;
interest at 3.75% at June 30, 2004;
secured by a related party guaranty agreement	9,921,583

Note payable to equipment manufacturer,
unsecured, interest only payable on
March 31, of each year, entire
principal due December 31, 2005.	1,200,000

Note payable to McFarland Dewey Securities Co;
Unsecured, interest at 4%; due May 18, 2004	4,000

Note payable to investor; unsecured, due
on demand; at 10% interest.	18,000

Total notes payable	43,211,275

Less current portion	22,000
Total long-term debt	$43,189,275
(1)	See Note 8 at Long Term Financing Agreements
(2)	See Note 8 at AmerAlia Funding
(3)	See Note 8 at Other Loans

              The aggregate principal maturities of notes payable are as follows:

Year	Amount
2005	$22,000
2006	19,871,583
2007	-
2008	23,317,692

Total	$43,211,275

NOTE 13 -	CAPITAL LEASE OBLIGATIONS

Year Ended
June 30, 2004
Total minimum lease payments	$327,418
Less interest and taxes	(59,769)
Present value of net minimum lease payments	267,649
Less current portion	(57,343)
Long-term portion of capital lease obligations	$210,306

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 62 of 67

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2004 and 2003

NOTE 13 -	CAPITAL LEASE OBLIGATIONS (Continued)

The aggregate principal maturities of capital leases are as follows:

Year ended June 30	Amount
2005	$57,343
2006	68,905
2007	43,429
2008	47,034
2009	50,938
Total	$267,649

Depreciation expense on capital lease equipment was $13,159 and $nil for the years ended June 30, 2004 and 2003 respectively.

NOTE 14 -	ASSET RETIREMENT OBLIGATION

The asset retirement obligation (ARO) represents the estimated fair value of the costs to plug the wells. The Company recorded the fair value of the ARO at the date of the purchase of the assets and liabilities of White River and is accreting the balance at the current inflation rate of 3%. The ARO value at June 30, 2004 is $1,063,576.

NOTE 15 -	OPERATING LEASES

The Company has signed three different leases for a total of six railway hopper cars. The three leases terminate in June 2005. Payments range from $425 to $475 per car, per month.

The Company has signed a lease for 55 railway hopper cars. This lease terminates in February 2005 and requires a monthly payment of $444 per car.

The Company has signed a lease for a 2004 pick-up truck. The lease terminates in March 2005 and requires monthly payments of $738.

The following is a schedule of future minimum lease payments required by the non-cancelable operating lease agreements:

Year ended June 30	Amount
2005	$234,105
2006	-
2007	-
2008	-
2009	-
Total	$234,105

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 63 of 67

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2004 and 2003

NOTE 16 -	OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS

As a result of applying SFAS No. 123 to stock options granted as inducements to two individuals to become new board members, the Company recorded expenses of $80,894 for the year ended June 30, 2004.

Under FASB Statement 123, the Company estimated the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for each of the grants, respectively; dividend yield of zero percent for all years; expected volatility of 178.60% and 179.04%; risk-free interest rates of 3.13 percent and expected lives of 3.0 years.

These expenses are included in the selling, general and administrative amount in the statement of operations.

Had compensation cost for the Company’s stock options granted to directors and employees been based on the fair value as determined by the Black-Scholes option pricing model at the grant date under the accounting provisions of SFAS No. 123, the Company would have recorded an additional expense of $533,994 and $69,663 for the years ended June 30, 2004 and 2003, respectively. Also under these same provisions, the Company’s net loss would have been changed by the pro forma amounts indicated below:

	June 30
	2004	2003
Net loss:
As reported	$(7,306,485)	$(10,641,255)
Pro forma	$(7,840,479)	$(10,710,918)

	June 30
	2004	2003
Basic loss per share:
As reported	$(0.47)	$(0.72)
Pro forma	$(0.51)	$(0.73)

A summary of the status of the Company’s stock options and warrants as of June 30, 2003 and changes during the year ended June 30, 2004 is presented below:

		Weighted	Weighted
	Options,	Average	Average
	Warrants	Exercise	Grant Date
	and SAR’s	Price	Fair Value
Outstanding, June 30, 2003	1,517,500	$1.22	$1.25
Granted	3,340,000	$0.92	$0.50
Expired/Canceled	(192,500)	$1.47	$1.47
Exercised	-0-
Outstanding, June 30, 2004	4,665,000	$1.35	$0.69
Exercisable, June 30, 2004	4,190,100	$1.21	$0.70

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 64 of 67

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2004 and 2003

NOTE 16 -	OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS (Continued)

The following summarizes the exercise price per share and expiration date of the Company's outstanding options and warrants to purchase common stock at June 30, 2004:

Expiration Date	Price	Number
October 24, 2004	$0.71	75,000
April 30, 2005	$1.09	525,000
June 30, 2005	$0.55	150,000
June 28, 2006	$1.50	505,000
June 30, 2006	$0.55	150,000
March 19, 2009	$1.00	2,300,000
May 18, 2007	$0.66	75,000
June 25, 2007	$0.56	75,000
April 18, 2009	$0.71	540,000
June 30, 2009	$1.00*	200,000

June 28, 2006 (SAR’s)	$1.50	70,000
		4,665,000
*At $1.00 until June 30, 2005 and thereafter at $2.00 until June 30, 2006 and then at $3.00 until expiry.

During the year ended June 30, 2004, 3,340,000 options and warrants were granted, no options or warrants were exercised and 192,500 options expired.

In June 2001, the Shareholders approved the 2001 Directors’ Incentive Plan whereby each director (who is not an employee or officer) is granted an option to purchase 75,000 shares at a current market price when a person joins the Board of Directors. In addition, options to purchase 37,500 shares are granted to each such director sitting at July 1 of each year. The exercise price for these options is the average market price during the month of June preceding each grant date, and the options have a three-year term. All options under this plan are exercisable six months after the date of grant.

In June 2001, shareholders also approved an Employee Stock Option Plan. During the year ended June 30, 2004 options to acquire 270,000 shares at $0.71 per share until April 18, 2009 were granted to each of Bill H. Gunn and Robert van Mourik. These options vest over the next three years.

In addition, during the year ended June 30, 2004 the board granted options to acquire 50,000 shares of common stock at $1.00 until June 30, 2005 or at $2.00 until June 30, 2006 or at $3.00 per share until June 30, 2007 to each of Bill H Gunn and Robert van Mourik. The board also granted 25,000 options on the same terms and conditions to each of Geoffrey C. Murphy, Neil E. Summerson, James V. Riley and Robert A. Cameron, non executive directors of AmerAlia. These options expire June 30, 2009.

NOTE 17 -	COMMITMENTS AND CONTINGENT LIABILITIES

The Company is a party to certain claims and lawsuits arising from its business activities.

On December 10, 1992, the Company acquired the Rock School Lease from Kinder (See Note 6); the acquisition terms were amended by Kinder and the Company on January 1, 1996. As amended, the acquisition agreement provides for the following consideration:

1.	Commencing January 1, 1996, the reservation of a production royalty of $1.50 per ton for all production, due and payable on the last day of the month following the month of production subject to a minimum annual royalty of $75,000 in arrears;

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 65 of 67

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2004 and 2003

NOTE 17 -	COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

2.	Starting January 1, 1996, the establishment of a consulting arrangement between Kinder and the Company providing for an annual consulting fee of $25,000 payable monthly in arrears.
Minimum amounts due are as follows:

Year ended June 30	Amount
2005	$100,000
2006	100,000
2007	100,000
2008	100,000
Total	$400,000

Natural Soda, Inc. enters into forward purchases of gas to secure supplies at fixed prices in the normal course of its business operations. These purchases are used to cover up to 75% of the estimated gas needs for a given period. The purchases fall under the normal use exception provided by SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. Accordingly, no fair value has been assigned to these forward contracts.

NOTE 18 -	PREFERRED STOCK

There are 82 shares of Series E preferred stock outstanding at June 30, 2004 and 2003 which carry a 10% dividend payable quarterly when declared by the directors of the Company. Each share of the preferred stock was convertible into 1,000 shares of common stock until October 31, 2000. Since October 31, 2000 the 82 shares are no longer convertible into common stock and have no voting rights.

NOTE 19 -	OFFICER COMPENSATION

During the year ended June 30, 2004, Mr. Gunn’s salary was $200,000, of which, $141,224 was paid and $58,776 was accrued. Mr. van Mourik’s salary was $150,000 of which $119,795 was paid and $30,205 was accrued.

During the year ended June 30, 2003, Mr. Gunn’s salary was $200,000, of which $65,621 was paid and $134,579 was accrued. Mr. van Mourik’s salary was $150,000 of which $63,248 was paid and $86,752 was accrued.

Each of the above individuals is also due $14,000 per year for directors’ fees in the years ended June 30, 2004 and 2003 respectively. These amounts have been accrued.

Mr. Bill H. Gunn is Chairman and President of AmerAlia, and Mr. Robert van Mourik, Executive Vice President, Chief Financial Officer, Secretary & Treasurer.

In June 1996, the Company agreed to grant 70,000 Stock Appreciation Rights (“SAR’s”) to Mr. Gunn. At any time after the share price has sustained an average bid price of more than $3.50 for a six month period before June 28, 2006, a holder of SAR’s may require the Company to exchange its SAR’s, in whole or in part at the holder’s option, for an issuance of restricted common stock at $1.50 per share on a one-for-one basis. If a holder of a SAR ceases to be a director or employee of the Company prior to the conversion of all its SAR’s, then the remaining SAR’s are canceled.

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 66 of 67

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2004 and 2003

NOTE 20 -	GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has had no significant operations since inception. As reported in the financial statements, the Company has an accumulated deficit of approximately $9 million as of June 30, 2004. The Company has not yet established revenues sufficient to cover its operating costs, which creates doubt as to whether it can continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will have to refinance its debt due to the Sentient Entities and secure additional capital resources. Management’s plans to obtain such resources for the Company are based on having accomplished many of its immediate objectives since acquiring the WRNM operations that are now leading to improved profitability. These actions include:
•	enhancing the management team with recruitments in production, marketing, finance and customer relations
•	implementing new accounting and management information systems
•	revitalizing and repairing production facilities thereby increasing efficiency and production capacity
•	gaining government permits to expand solution mining activity
•	terminating restrictive marketing agreements and replacing them with new distribution agreements that have introduced us to more customers.

Consequently, management has reduced operating costs. In addition, it is implementing a number of marketing initiatives to gain higher volumes of sales in the 2005 calendar year. As this is a business with high fixed costs, management expects that additional increases in revenues will impact significantly on profitability. Management is now also engaging in discussions with lenders and investors to secure additional debt and equity funding. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraphs and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 21 -	SUBSEQUENT EVENT

In September 2004, the Company accepted the surrender of 75,000 options to acquire shares at $0.55 per share in consideration for the issue of 26,470 shares in accordance with the terms of the option agreements.

AmerAlia, Inc. - Form 10-KSB For the Fiscal Year Ended June 30, 2004
Page 67 of 67