Form 10QSB
period 2004-09-30
AMERALIA INC
filed 2004-11-15
CIK 811419

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark one)
[X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-15474

AMERALIA, INC.

(Exact name of Company as specified in its charter)

Utah	87-0403973
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

20971 E. Smoky Hill Rd., Centennial, Colorado 80015-5187
(Address of Principal Executive Offices)

Company's telephone number, including area code:	(720) 876-2373
Company’s Web Page:	www.ameralia.com

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes [X] No [ ]

As of October 31, 2004, the number of shares outstanding of the company's $.01 par value common stock was 16,908,604.

AMERALIA, INC.

AmerAlia, Inc. - Form 10-QSB For the Quarter Ended September 30, 2004

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
(Unaudited)

ASSETS

September 30,
2004
CURRENT ASSETS

Cash	$798
Restricted cash	1,252,718
Accounts receivable, net	2,103,048
Inventories	959,044
Prepaid expenses	635,002

Total Current Assets	4,950,610

FIXED ASSETS

Property plant and equipment, net	10,600,565
Cavities and well development, net	1,755,338
Mineral leases	4,167,471

Total Fixed Assets	16,523,374

OTHER ASSETS

Water rights	3,150,582
Patents	45,794
Well and well development RSL	595,000
Machinery and engineering drawings	7,500,000
Deferred financing and acquisition costs	2,117,724
Rock School Lease and reserves	3,300,000
Deposits and bonds	27,000

Total Other Assets	16,736,100

TOTAL ASSETS	$38,210,084

AmerAlia, Inc. - Form 10-QSB For the Quarter Ended September 30, 2004
Page 2 of 21

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheet (Continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

September 30,
2004
CURRENT LIABILITIES

Accounts payable	$1,053,980
Royalties payable	706,299
Accrued expenses	995,029
Due to related parties	1,514,432
Notes payable	47,000
Capital leases payable	48,991
Interest payable	596,853

Total Current Liabilities	4,962,584

LONG TERM LIABILITIES

Notes payable	43,189,275
Capital lease obligations	210,306
Asset retirement obligations	812,498

Total Long Term Liabilities	44,212,079

TOTAL LIABILITIES	49,174,663

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.05 par value; 1,000,000 authorized;
82 issued and outstanding	4
Common stock, $0.01 par value; 100,000,000 shares
authorized; 16,892,771 issued and outstanding	168,928
Additional paid-in capital	27,209,356
Accumulated deficit	(38,342,867)

Total Stockholders' Equity (Deficit)	(10,964,579)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$38,210,084

AmerAlia, Inc. - Form 10-QSB For the Quarter Ended September 30, 2004
Page 3 of 21

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30
	2004	2003

REVENUES	$3,404,964	$3,354,267

COST OF GOODS SOLD	3,408,847	3,506,637

GROSS PROFIT (DEFICIT)	(3,883)	(152,370)

EXPENSES

General and administrative	320,813	287,956
Depreciation, amortization and accretion expense	889	9,163

Total Expenses	321,702	297,119

LOSS FROM OPERATIONS	(325,585)	(449,489)

OTHER INCOME (EXPENSE)

Other income	4,406	-
Interest expense	(661,160)	(773,405)
Other financing costs	(862,721)	-
Interest income	853	1,064

Total Other Income (Expense)	(1,518,622)	(772,341)

LOSS BEFORE INCOME TAX EXPENSE	(1,844,207)	(1,221,830)

Income tax expense	-	-

NET LOSS	$(1,844,207)	$(1,221,830)

BASIC LOSS PER SHARE	$(0.11)	$(0.08)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	16,870,713	14,944,632

AmerAlia, Inc. - Form 10-QSB For the Quarter Ended September 30, 2004
Page 4 of 21

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit

Balance, June 30, 2004	82	$4	16,866,301	$168,663	$27,187,121	$(36,498,660)

Shares issued on conversion
of options (unaudited)	-	-	26,470	265	22,235	-

Net loss for the Three Months
ended September 30, 2004
(unaudited)	-	-	-	-	-	(1,844,207)

Balance, September 30, 2004
(unaudited)	82	$4	16,892,771	$168,928	$27,209,356	$(38,342,867)

AmerAlia, Inc. - Form 10-QSB For the Quarter Ended September 30, 2004
Page 5 of 21

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended Sept. 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,844,207)	$(1,221,830)
Adjustments to reconcile net loss to net cash
Provided by operating activities:
Options exercised	22,500	-
Depreciation and amortization	276,220	253,329
Amortization of acquisition and financing costs	872,465	-
Interest expense contributed to capital	-	600,000
Change in Operating Assets and Liabilities:
Decrease in restricted cash	1,074,105	258,513
(Increase) in accounts and interest receivable	(281,571)	(399,593)
(Increase) decrease in inventory	(143,237)	130,897
Decrease in prepaid expenses	61,403	77,159
Decrease in deposits and bonds	-	62,942
(Increase) in other assets	-	(32,620)
Decrease in accounts payable and royalties payable	(84,664)	(125,151)
Increase in due to related parties	217,408	188,405
Increase in accrued expenses	51,650	265,022
Increase in interest payable	167,198	56,766
(Decrease) in asset retirement obligation	(251,078)	(47,651)
Net Cash Provided by Operating Activities	138,192	71,188

CASH FLOWS FROM INVESTING ACTIVITIES
Well and well development	(96,530)	(23,929)
Purchase of property and equipment	(60,692)	(35,122)
Net Cash Used in Investing Activities	(157,222)	(59,051)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital leases	(8,352)	-
Cash received from notes payable	25,000	(13,864)
Net Cash Provided by Financing Activities	16,648	(13,864)

NET DECREASE IN CASH	(2,382)	(1,727)
CASH AT BEGINNING OF YEAR	3,180	2,963
CASH AT END OF QUARTER	$798	$1,236

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION
Income taxes	$-	$-
Interest	$493,962	$16,925

NON-CASH FINANCING ACTIVITIES
Conversion of notes payable to equity	$-	$10,000

AmerAlia, Inc. - Form 10-QSB For the Quarter Ended September 30, 2004

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2004

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its Annual Report on Form 10-KSB for the year ended June 30, 2004. Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.

NOTE 2 -	GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a substantial deficit in its working capital and has generated significant losses from operations. These factors raise doubts about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will have to refinance its debt due to the Sentient Entities and secure additional capital resources. Management’s plans to obtain such resources for the Company are based on having accomplished many of its immediate objectives since acquiring the WRNM operations that are now leading to improved profitability. These actions include:
•	enhancing the management team with recruitments in production, marketing, finance and customer relations,
•	implementing new accounting and management information systems,
•	revitalizing and repairing production facilities thereby increasing efficiency and production capacity,
•	gaining government permits to expand solution mining activity, and
•	terminating restrictive marketing agreements and replacing them with new distribution agreements that have introduced us to more customers.

Consequently, management has reduced operating costs. In addition, it is implementing a number of marketing initiatives to gain higher volumes of sales in the 2005 calendar year. As this is a business with high fixed costs, management expects that additional increases in revenues will impact significantly and improve profitability. Management is now also engaging in discussions with lenders and investors to secure additional debt and equity funding. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon successfully accomplishing the plans described in the preceding paragraphs, securing other sources of financing and attaining profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS

Under FASB Statement 123, the Company estimates the fair value of each stock option award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 179% and 150%; risk-free interest rates of 1.71, and 3.13 percent and expected lives of 3.0 and 3.0 years, for the three months ended September 30, 2004 and 2003, respectively.

AmerAlia, Inc. - Form 10-QSB For the Quarter Ended September 30, 2004
Page 7 of 21

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2004

NOTE 3 - OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS (Continued)

Had compensation cost for the Company’s stock options granted to directors and employees been based on the fair value as determined by the Black-Scholes option pricing model at the grant date under the accounting provisions of SFAS No. 123, the Company would have recorded an additional expense of $83,772 and $75,189 for the three months ended September 30, 2004 and 2003, respectively. Also under these same provisions, the Company’s net loss would have been changed by the pro forma amounts indicated below:

	September 30,
	2004	2003
Net loss:
As reported	$ (1,844,207)	$ (1,221,830)
Pro forma	$ (1,927,979)	$ (1,297,019)

	September 30,
	2004	2003
Basic loss per share:
As reported	$ (0.11)	$ (0.08)
Pro forma	$ (0.11)	$ (0.09)

A summary of the status of the Company’s stock options and warrants as of September 30, 2004 and changes during the three months ended September 30, 2004 is presented below:
		Weighted	Weighted
	Options,	Average	Average
	Warrants	Exercise	Grant Date
	and SARs	Price	Fair Value
Outstanding June 30, 2004	4,665,000	$1.35	$0.69
Granted	187,500	$0.53	$0.45
Expired/Cancelled	(75,000)	$1.09	$0.89
Exercised	(75,000)	$0.55	$0.55
Outstanding September 30, 2004	4,702,500	$0.96	$0.83

The following summarizes the exercise price per share and expiration date of the Company's outstanding options and warrants to purchase common stock at September 30, 2004:

Expiration Date	Price	Number

October 24, 2004	$0.71	75,000
April 30, 2005	$1.09	525,000
June 30, 2005	$0.55	37,500
June 28, 2006	$1.50	505,000
June 30, 2006	$0.55	112,500
March 19, 2009	$1.00	2,300,000
May 18, 2007	$0.66	75,000
June 25, 2007	$0.56	75,000
June 30, 2007	$0.53	187,500
April 18, 2009	$0.71	540,000
June 30, 2009	$1.00*	200,000
June 28, 2006 (SAR’s)	$1.50	70,000
		4,702,500
*At $1.00 until June 30, 2005 and thereafter at $2.00 until June 30, 2006 and then at $3.00 until expiry.

AmerAlia, Inc. - Form 10-QSB For the Quarter Ended September 30, 2004
Page 8 of 21

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2004

NOTE 3 - OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS (Continued)

During the three months ended September 30, 2004, 187,500 options were granted, 75,000 options were exercised and 75,000 expired. Under the shareholder approved 2001 Directors’ Incentive Plan, each director (who is not an employee or officer) is granted an option to purchase 75,000 shares at a current market price when joining the Board of Directors. In addition, options to purchase 37,500 shares are granted to each such director sitting at July 1 of each year. The exercise price for these options is the average market price during the month of June preceding each grant date, and the options have a three-year term. All options under this plan are exercisable six months after the date of grant.

NOTE 4 -  PURCHASE TRANSACTION

On February 20, 2003, NSI purchased the assets and certain related contracts held by White River Nahcolite Minerals, LLC (“WRNM”) and IMC Chemicals Inc. (“IMC Chemicals”) with short-term financing provided by funds associated with The Sentient Group of Grand Cayman. As discussed more fully below in “Long-Term Financing Agreements”, this short-term financing was converted into long term funding at the financial closing completed March 19, 2004. The Sentient Entities (described below) hold all the outstanding NSHI and NSI common stock as collateral for the repayment of their loans. The primary reasons for the acquisition were to acquire operating assets and an established customer base, gain cash flow and secure substantial additional deposits of naturally occurring sodium bicarbonate. WRNM was an indirect, wholly-owned subsidiary of IMC Global, Inc. ("IMC"). IMC Chemicals is a subsidiary of IMC.

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

AmerAlia, Inc. - Form 10-QSB For the Quarter Ended September 30, 2004
Page 9 of 21

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2004

NOTE 4 -  PURCHASE TRANSACTION (Continued)

Description of the Assets (Continued)

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

The Plant:

The plant consists of a single building with crystallizers, boilers, centrifuge, dryers and other equipment capable of producing various grades of sodium bicarbonate at approximately110,000 tons per year. There are also several other buildings associated with the plant which are used for bulk storage (one building of approximately 50 feet in diameter with a storage capacity of 3,000 tons) and three small sheds (lube storage shed, fire pump house shed, and hazardous materials shed). The plant, the bulk storage facility, and one of the sheds are of metal construction; the other two sheds are of wood construction, each on concrete pads.

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

AmerAlia, Inc. - Form 10-QSB For the Quarter Ended September 30, 2004
Page 10 of 21

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2004

NOTE 4 -  PURCHASE TRANSACTION (Continued)

Description of the Assets (Continued)

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

Marketing:

Before we acquired the WRNM business, IMC Chemicals and WRNM had entered into a number of marketing contracts with various distributors and users of the sodium bicarbonate products that the plant produces. Of these, the most significant (in tonnage as well as revenue) had been an agreement with Bioproducts Incorporated of Fairlawn, Ohio to distribute animal feed grade products. However, at the end of 2003 we exercised our rights to terminate this agreement and we now sell animal feed grade product through a number of independent distributors. The largest of these is Bunnett & Company of Amarillo, Texas who now represent the largest part of our animal feed sales. The majority of our industrial and USP grade products is distributed by Vitusa Products, Inc. of Berkeley Heights, New Jersey. There are no written distribution agreements with Bunnett or Vitusa. There are no other significant marketing relationships that constitute more than 10% of our sales.

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

Long-Term Financing Agreements

On March 19, 2004 NSHI and the Sentient Entities completed their arrangements known as the financial closing. The principal agreement is the Debenture Purchase Agreement which provided for the repayment of the short-term financing and raising additional funding. A Securityholder Agreement between AmerAlia, NSHI, NSI and the Sentient Entities defines their mutual expectations and conduct with respect to the restrictions on transfer of the debentures and other securities issued in the transaction; board representations and appointment of management; budget approvals and minimum voting majority; limitations on the actions of NSHI and NSI; restrictions on transfer

AmerAlia, Inc. - Form 10-QSB For the Quarter Ended September 30, 2004
Page 11 of 21

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2004

NOTE 4 -  PURCHASE TRANSACTION (Continued)

Long-Term Financing Agreements (Continued)

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

AmerAlia, Inc. - Form 10-QSB For the Quarter Ended September 30, 2004
Page 12 of 21

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2004

NOTE 4 -  PURCHASE TRANSACTION (Continued)

Description of the Debentures: (Continued)

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

AmerAlia, Inc. - Form 10-QSB For the Quarter Ended September 30, 2004
Page 13 of 21

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2004

NOTE 4 -  PURCHASE TRANSACTION (Continued)

Description of the Debentures: (Continued)

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

AmerAlia, Inc. - Form 10-QSB For the Quarter Ended September 30, 2004
Page 14 of 21

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2004

NOTE 4 -  PURCHASE TRANSACTION (Continued)

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

AmerAlia, Inc. - Form 10-QSB For the Quarter Ended September 30, 2004
Page 15 of 21

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2004

NOTE 4 -  PURCHASE TRANSACTION (Continued)

Satisfaction of Bonding Requirements (Continued):

As part of the financial closing, NSI pledged a $750,000 Series A Debenture to the Mars Trust to collateralize any indemnification obligation that might arise under the bonds. The $75,000 due to the Mars Trust under this agreement for the first year of the agreement was paid at the financial closing and NSI has since paid the second year fee of $75,000.

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

NOTE 5 - SUBSEQUENT EVENT

In October 2004, the Company accepted the surrender of 75,000 options to acquire shares at 71 cents per share in consideration for the issue of 15,833 shares in accordance with the terms of the option agreement.

AmerAlia, Inc. - Form 10-QSB For the Quarter Ended September 30, 2004

AMERALIA, INC.

ITEM 2:     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

These risks are discussed more fully in our filing on Form 10-KSB for the year ended June 30, 2004. It is important that each person reading this report understands the significant risks associated with AmerAlia’s current working capital shortage, stockholders’ deficit and past due accounts, as well as those obligations associated with its business operations.

(b)	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

AmerAlia’s business is to produce and sell natural sodium bicarbonate. We own the largest Bureau of Land Management sodium leases in the Piceance Creek Basin in northwest Colorado. This basin contains the largest known deposits of naturally occurring sodium bicarbonate in the world. Our leases are located in the center of these deposits where the concentrations of sodium bicarbonate are greatest. Traditionally, sodium bicarbonate is manufactured chemically from soda ash, however, we recover our natural sodium bicarbonate using solution mining.  We believe this gives us significant production cost advantages over chemically manufactured product. Consequently, we believe these deposits are unique and capable of producing sodium bicarbonate for many generations.

In February 2003 we acquired the business operations of an adjoining lease owner thereby enabling our transition from a development stage company to an operating company. This acquisition and its financing are summarised in the notes to the financial statements included in this filing.

We remain optimistic about our future notwithstanding the obstacles we must still overcome discussed more fully below. While there is downward pressure on our product selling prices due to competitive forces, we remain price competitive especially in the lower priced animal feed markets where our low production costs provide us with a strategic advantage. We also face competition in these markets from substitute products but these are limited in supply. In addition, these substitutes do not always enable the increased milk production in dairy herds that can be obtained when sodium bicarbonate is used as a feed supplement. Consequently, we believe we can increase our sales, gain additional customers and utilize our remaining plant capacity. Meanwhile, tighter management and implementation of cost controls is reducing our production costs while the new production cavity we expect to drill next year will secure our productive capability and further reduce our production costs.

AmerAlia, Inc. - Form 10-QSB For the Quarter Ended September 30, 2004
Page 17 of 21

AMERALIA, INC.

This September quarterly report marks the first quarter in which we compare results with prior periods. Sales for the September quarter were nearly identical to sales of last year at $3.4 million, however, lower costs of goods sold resulted in a smaller gross deficit than for the same period last year ($3,883 compared with $152,370) and a smaller net loss from operations ($323,585 compared with $449,489).

Interest expense was slightly less this quarter at $661,160 compared with $773,405 last year as a result of the implementation of lower interest rates on the debentures effective upon the financial closing in March 2004. While we anticipate our interest expense will remain at similar levels for the next three quarters, interest expense will increase next fiscal year as the interest rate applicable to some of our debentures increases in accordance with the terms of the debentures. Since the completion of the financial closing in March 2004 we have been amortizing the deferred financing costs. This amortization expense was $862,721 in the September quarter but will fall to approximately $300,000 next quarter and remain at that level until the September quarter 2005 when the financing costs will be fully amortized. The resulting net loss for the September quarter was $1,844,207 compared with $1,221,830 last year, the increase largely due to this amortization of financing costs.

We largely funded our operating loss by reducing our restricted cash balances by $1,074,105 and increasing our obligations to related parties by $217,408 through accrued, unpaid compensation and additional advances by the Mars Trust as discussed below; and increases in interest accruals of $167,198. In addition, we reduced prepaid expenses by $61,403 and increased accrued expenses by $51,650. We applied these funds to an increase in our accounts receivable of $281,571, inventory of $143,237, reducing accounts payable by $84,664 and a reduction in our asset retirement obligation account of $251,078 due to scheduled plugging and abandonment of monitoring wells. In addition, we outlaid $96,530 on cavity development and $60,692 on additional plant and equipment.

Throughout the last fiscal year and this most recent quarter, we have been reducing operating costs measured on a quarterly basis as a result of improved efficiencies and cost control. Consequently, we are seeing a concurrent reduction in our net loss in spite of increasing natural gas costs. In addition, as this is a business with low marginal costs, we anticipate that higher sales will materially improve net profits.

In approximately the second quarter of 2005 we are planning to drill an additional cavity for the recovery of sodium bicarbonate and the plugging and abandonment of four old wells and monitoring wells. We are anticipating a capital expenditure of nearly $2 million and we are currently discussing with bankers the funding of this investment and the provision of additional working capital. We expect this will provide us with access to another 300,000 tons of sodium bicarbonate and further savings in our production costs. We are obliged to repay or refinance the Series A debentures in September 2005 when we are also required to make a prepayment on the Series B1 debentures. We expect this will require funding of approximately $13.5 million.

In the meantime, we continue to manage our cash carefully. While we are accruing our obligations to pay interest on the Series B1, B2 and C debentures in accordance with the terms of those debentures, we have been remitting smaller amounts of interest on the Series B1 and B2 debentures according to a schedule provided to us by Sentient at the financial closing. Consequently, we have not fully paid our obligations on the Series B1 and B2 debentures and on promissory notes and pledge agreements secured by the Series C debentures. While we had the capacity to make these payments this quarter, we may be unable to pay them next quarter. Meanwhile, the Mars Trust has continued to fund our interest obligations to the Bank of America in accordance with the amended terms of the Third and Fourth Amended and Restated Guaranty Agreements. The debenture and promissory note holders are aware of our actions and no one has issued a default notice. Ultimately, if we cannot service the interest payments on our debt and if we are unable to achieve increased sales as we have budgeted, then we may be unable to proceed with our capital expenditure program unless we finalise additional funding.

AmerAlia, Inc. - Form 10-QSB For the Quarter Ended September 30, 2004
Page 18 of 21

AMERALIA, INC.

(c)	Off-Balance Sheet Arrangements

Other than arrangements Natural Soda enters into for forward purchases of gas to secure fixed prices, we do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors..

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

PART II:    OTHER INFORMATION.

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

ITEM 2:     CHANGES IN SECURITIES

On July 1, 2004 we granted options to acquire 187,500 shares of our restricted common stock at $0.53 per share until June 30, 2007 to our non-executive directors in accordance with the requirements of the Non-Executive Directors Option Plan.

In September 2004, the Company accepted the surrender of 75,000 options to acquire shares at 55 cents per share inconsideration for the issue of 26,470 shares in accordance with the terms of the option agreements.

In October 2004, the Company accepted the surrender of 75,000 options to acquire shares at 71 cents per share inconsideration for the issue of 15,833 shares in accordance with the terms of the option agreement.

AmerAlia, Inc. - Form 10-QSB For the Quarter Ended September 30, 2004
Page 19 of 21

AMERALIA, INC.

ITEM 6:     EXHIBITS

(a)      Exhibits

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

AmerAlia, Inc. - Form 10-QSB For the Quarter Ended September 30, 2004
Page 20 of 21

AMERALIA, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.

November 12, 2004

AMERALIA, INC.

By: /s/ Bill H. Gunn
Bill H. Gunn, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following per-sons on behalf of AmerAlia and in the capacities and on the dates indicated.

/s/ Bill H. Gunn	Principal Executive	Date: 11/12/04
Bill H. Gunn	Officer and Director

/s/ Robert van Mourik	Principal Financial	Date: 11/12/04
Robert C. J. van Mourik	and Accounting Officer
and Director

Page 21 of 21