Form 10QSB
period 2004-12-31
AMERALIA INC
filed 2005-03-24
CIK 811419

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark one)
[X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended December 31, 2004
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

Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of December 31, 2004, the number of shares outstanding of the company's $.01 par value common stock was 16,908,604.

AMERALIA, INC.

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
(Unaudited)

ASSETS

December 31,
2004
CURRENT ASSETS

Cash	$6,597
Restricted cash	401,543
Accounts receivable, net	2,552,136
Inventories	950,382
Prepaid expenses	589,214

Total Current Assets	4,499,872

FIXED ASSETS

Property plant and equipment, net	10,803,427
Cavities and well development, net	1,939,703
Mineral leases	4,167,471

Total Fixed Assets	16,910,601

OTHER ASSETS

Water rights	3,150,582
Patents	45,140
Well and well development RSL	595,000
Machinery and engineering drawings	7,500,000
Deferred financing and acquisition costs	1,807,794
Rock School Lease and reserves	3,300,000
Deposits and bonds	26,000

Total Other Assets	16,424,516

TOTAL ASSETS	$37,834,989

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheet (Continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

December 31,
2004
CURRENT LIABILITIES

Accounts payable	$1,464,446
Royalties payable	691,667
Accrued expenses	985,998
Due to related parties	1,687,201
Notes payable	122,000
Capital leases payable	24,291
Interest payable	793,161

Total Current Liabilities	5,768,764

LONG TERM LIABILITIES

Notes payable	43,389,275
Capital lease obligations	210,306
Asset retirement obligations	758,811

Total Long Term Liabilities	44,358,392

TOTAL LIABILITIES	50,127,156

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.05 par value; 1,000,000 authorized;
82 issued and outstanding	4
Common stock, $0.01 par value; 100,000,000 shares
authorized; 16,908,604 issued and outstanding	169,086
Additional paid-in capital	27,223,448
Accumulated deficit	(39,684,705)

Total Stockholders' Equity (Deficit)	(12,292,167)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$37,834,989

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended Dec. 31		For the Six Months Ended Dec. 31

	2004	2003	2004	2003

REVENUES	$3,487,498	$3,282,004	$6,892,462	$6,636,271

COST OF GOODS SOLD	3,553,637	3,732,568	6,962,484	7,239,205

GROSS PROFIT (DEFICIT)	(66,139)	(450,564)	(70,022)	(602,934)

EXPENSES

General and administrative	317,488	306,679	638,301	594,635
Depreciation, amortization and accretion expense	2,888	1,336	3,777	10,499

Total Expenses	320,376	308,015	642,078	605,134

LOSS FROM OPERATIONS	(386,515)	(758,579)	(712,100)	(1,208,068)

OTHER INCOME (EXPENSE)

Other income	-	-	4,406	-
Interest expense	(655,272)	(768,670)	(1,316,432)	(1,542,075)
Other financing costs	(300,186)	(207,936)	(1,162,907)	(207,936)
Interest income	135	292	988	1,356

Total Other Income (Expense)	(955,323)	(976,314)	(2,473,945)	(1,748,655)

LOSS BEFORE INCOME TAX EXPENSE	(1,341,838)	(1,734,893)	(3,186,045)	(2,956,723)

Income tax expense	-	-	-	-

NET LOSS	$(1,341,838)	$(1,734,893)	$(3,186,045)	$(2,956,723)

BASIC LOSS PER SHARE	$(0.08)	$(0.12)	$(0.19)	$(0.20)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	16,907,900	14,964,632	16,887,600	14,959,632

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit

Balance, June 30, 2004	82	$4	16,866,301	$168,663	$27,187,121	$(36,498,660)

Shares issued on conversion
of options (unaudited)	-	-	42,303	423	36,327	-

Net loss for the Six Months
ended December 31, 2004
(unaudited)	-	-	-	-	-	(3,186,045)
Balance, December 31, 2004
(unaudited)	82	$4	16,908,604	$169,086	$27,223,448	$(39,684,705)

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended Dec. 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,186,045)	$(2,956,723)
Adjustments to reconcile net loss to net cash
Provided by operating activities:
Options exercised	36,750	-
Depreciation and amortization	343,969	543,172
Amortization of acquisition and financing costs	1,182,395	-
Interest expense contributed to capital	-	1,200,000
Change in Operating Assets and Liabilities:
Decrease in restricted cash	1,925,280	761,785
(Increase) in accounts and interest receivable	(730,659)	(149,820)
(Increase) decrease in inventory	(134,575)	(6,870)
Decrease in prepaid expenses	107,191	101,919
Decrease in deposits and bonds	-	63,942
(Increase) in other assets	-	(242,981)
(Decrease) in accounts payable and royalties payable	311,170	(200,323)
Increase in due to related parties	590,177	405,192
Increase in accrued expenses	42,618	381,625
Increase in guaranty fees payable	-	207,936
Increase in interest payable	363,506	112,571
(Decrease) in asset retirement obligation	(304,765)	(43,930)
Net Cash Provided by Operating Activities	547,012	177,495

CASH FLOWS FROM INVESTING ACTIVITIES
Well and well development	(298,914)	(128,515)
Purchase of property and equipment	(311,629)	(40,338)
Net Cash Used in Investing Activities	(610,543)	(168,853)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital leases	(33,052)	(28,006)
Cash received from notes payable	100,000	20,000
Net Cash Provided by Financing Activities	66,948	(8,006)

NET DECREASE IN CASH	3,417	636
CASH AT BEGINNING OF YEAR	3,180	2,963
CASH AT END OF SIX MONTHS	$6,597	$3,599

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION
Income taxes	$-	$-
Interest	$952,927	$229,504
NON-CASH FINANCING ACTIVITIES
Conversion of notes payable to equity	$-	$10,000
Contribution of interest to capital	$-	$1,200,000
Options exercised	$36,750	$-

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2004

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its Annual Report on Form 10-KSB for the year ended June 30, 2004. Operating results for the six months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.

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

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will have to refinance its debt due to the Sentient Entities and secure additional capital resources. Management believes it may obtain such resources for the Company based on having accomplished many of its immediate objectives since acquiring the WRNM operations. These actions include:
•	enhancing the management team with recruitments in production, marketing, finance and customer relations,
•	implementing new accounting and management information systems,
•	revitalizing and repairing production facilities thereby increasing efficiency and production capacity,
•	gaining government permits to expand solution mining activity, and
•	terminating restrictive marketing agreements and replacing them with new distribution agreements that have introduced us to more customers, and
•	reducing operating costs.

Management is also engaging in discussions with lenders and investors to secure additional debt and equity funding with a view to recapitalizing the company and strengthening its financial position. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon successfully accomplishing the plans described in the preceding paragraphs, securing other sources of financing and attaining profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS

Under FASB Statement 123, the Company estimates the fair value of each stock option award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 179% and 150%; risk-free interest rates of 1.71, and 3.13 percent and expected lives of 3.0 and 3.0 years, for the six months ended December 31, 2004 and 2003, respectively.

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2004

NOTE 3 - OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS (Continued)

Had compensation cost for the Company’s stock options granted to directors and employees been based on the fair value as determined by the Black-Scholes option pricing model at the grant date under the accounting provisions of SFAS No. 123, the Company would have recorded an additional expense of $83,772 and $75,189 for the three months ended December 31, 2004 and 2003, respectively. Also under these same provisions, the Company’s net loss would have been changed by the pro forma amounts indicated below:

	December 31,
	2004	2003
Net loss:
As reported	$(3,186,045)	$(2,956,723)
Pro forma	$(3,269,820)	$(3,031,912)

	December 31,
	2004	2003
Basic loss per share:
As reported	$(0.19)	$(0.20)
Pro forma	$(0.19)	$(0.20)

A summary of the status of the Company’s stock options and warrants as of December 31, 2004 and changes during the three months ended December 31, 2004 is presented below:

		Weighted	Weighted
	Options,	Average	Average
	Warrants	Exercise	Grant Date
	and SARs	Price	Fair Value
Outstanding June 30, 2004	4,665,000	$1.35	$0.69
Granted	187,500	$0.53	$0.45
Expired	(75,000)	$1.09	$0.89
Exercised	(75,000)	$0.64	$0.64
Exercised	(75,000)	$0.55	$0.55
Outstanding December 31, 2004	4,627,500	$0.98	$0.68

The following summarizes the exercise price per share and expiration date of the Company's outstanding options and warrants to purchase common stock at December 31, 2004:

Expiration Date	Price	Number

April 30, 2005	$1.09	450,000
June 30, 2005	$0.55	112,500
June 28, 2006	$1.50	505,000
June 30, 2006	$0.55	112,500
March 19, 2009	$1.00	2,300,000
May 18, 2007	$0.66	75,000
June 25, 2007	$0.56	75,000
June 30, 2007	$0.53	187,500
April 18, 2009	$0.71	540,000
June 30, 2009	$1.00*	200,000
June 28, 2006 (SAR’s)	$1.50	70,000
		4,627,500
*At $1.00 until June 30, 2005 and thereafter at $2.00 until June 30, 2006 and then at $3.00 until expiry.

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2004

NOTE 3 - OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS (Continued)

During the six months ended December 31, 2004, 187,500 options were granted, 150,000 options were exercised and 75,000 expired. Under the shareholder approved 2001 Directors’ Incentive Plan, each director (who is not an employee or officer) is granted an option to purchase 75,000 shares at a current market price when joining the Board of Directors. In addition, options to purchase 37,500 shares are granted to each such director sitting at July 1 of each year. The exercise price for these options is the average market price during the month of June preceding each grant date, and the options have a three-year term. All options under this plan are exercisable six months after the date of grant.

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

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2004

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

During the last ten years, WRNM and its predecessors have been solution mining nahcolite from the Boies Bed from horizontal cavities. The Bureau of Land Management has approved the recovery of 320,000 tons from each horizontal cavity. At December 31, 2004 the remaining allocation available for recovery is approximately 480,000 tons. Horizontal drilling into the Boies Bed has the advantage of being a proven technology and avoids any disturbance of oil shale resources.

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

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2004

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

Marketing:

Before we acquired the WRNM business, IMC Chemicals and WRNM had entered into a number of marketing contracts with various distributors and users of the sodium bicarbonate products that the plant produces. Of these, the most significant (in tonnage as well as revenue) had been an agreement with Bioproducts Incorporated of Fairlawn, Ohio to distribute animal feed grade products. However, at the end of 2003 we exercised our rights to terminate this agreement and we now sell animal feed grade product through a number of independent distributors. The largest of these is Bunnett & Company of Amarillo, Texas who now represents the largest part of our animal feed sales. The majority of our industrial and USP grade products is distributed by Vitusa Products, Inc. of Berkeley Heights, New Jersey. There are no written distribution agreements with Bunnett or Vitusa. There are no other significant marketing relationships that constitute more than 10% of our sales.

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

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2004

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
December 31, 2004

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

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2004

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

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2004

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

Related Party Transactions

Satisfaction of Bonding Requirements:

AmerAlia completed the asset acquisition and the financial closing of the assets of WRNM with the assistance of its majority shareholder, the Mars Trust, which provided NSHI and NSI with financial support to secure bonding for various federal permits as follows:

BLM Mineral Lease Bonds - NSI leases	$ 542,000
Rock School Lease	35,000
Letter of credit re: EPA underground injection control permit	231,730
Letter of credit re: DMG mining permit	150,750
$ 958,500

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

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2004

NOTE 4 -  PURCHASE TRANSACTION (Continued)

Satisfaction of Bonding Requirements (Continued):

As part of the financial closing, NSI pledged a $750,000 Series A Debenture to the Mars Trust to collateralize any indemnification obligation that might arise under the bonds. The $75,000 due to the Mars Trust under this agreement for the first year of the agreement was paid at the financial closing and NSI has since paid the second year fee of $75,000. Management is currently negotiating an extension of this agreement with the Trust but no agreement has yet been finalised.

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
Since the financial closing in March 2004, the Trust has made a number of advances to AmerAlia to enable the company to meet its bank loan fees and monthly interest payments to the Bank of America. At December 31, 2004 these advances totaled $262,008. Interest accrues on these notes at 4.5% per annum; the notes are due on each note’s anniversary at various dates commencing April 2, 2005 through December 8, 2005.

Repayment of NSHI Indebtedness to the Mars Trust:

In May 2002, the Mars Trust lent NSHI $250,000 pursuant to two promissory notes bearing interest at 8% per annum. NSHI used a substantial portion of these funds to pay expenses in connection with negotiating the asset transaction with WRNM and the financing transaction with Sentient. In addition, NSHI paid a portion of the proceeds to AmerAlia to pay some of its obligations. The Mars Trust also made various short term loans at 8% interest to NSHI to enable AmerAlia to meet its interest obligations to the Bank of America. At the time of the financial closing the total of these advances and accrued interest was $969,628. The Company repaid $500,000 at the financial closing and has issued a 7% unsecured promissory note due December 31, 2005 for the balance. The first interest payment of $27,425 due at December 31, 2004 has not been paid.

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

We remain optimistic about our future notwithstanding the obstacles we must still overcome discussed more fully below. While there is downward pressure on our product selling prices due to competitive forces, we remain price competitive especially in the lower priced animal feed markets where our low production costs provide us with a strategic advantage. We also face competition in these markets from substitute products but these are limited in supply. In addition, these substitutes do not always enable the increased milk production in dairy herds that can be obtained when sodium bicarbonate is used as a feed supplement. Consequently, we believe we can increase our sales, gain additional customers and utilize our remaining plant capacity. Meanwhile, tighter management and implementation of cost controls is reducing our production costs while the new production cavity we expect to drill during 2005 will secure our productive capability and further reduce our production costs. As at December 31, 2004 the existing cavities had a remaining Bureau of Land Management allocation of approximately 480,000 tons. The new production cavity has approval for additional recovery of up to 320,000 tons.

AMERALIA, INC.

Sales of $3,487,498 for the December quarter and $6,892,462 for the half year were higher than for the same periods last year ($3,282,004 and $6,636,271 respectively). Lower costs of goods sold of $3,553,637 for the quarter and $6,962,484 for the half year compared favourably with $3,732,568 and $7,239,205 for the respective periods last year and resulted in reduced gross deficits of $66,139 and $450,564 compared with the same periods last year ($70,022 and $602,934 respectively). After slightly higher general and administrative expenses for the periods, the net loss from operations of $386,515 for the quarter and $758,579 for the half year was much lower for the corresponding periods last year ($712,100 and $1,208,068 respectively).

Interest expense of $655,272 this quarter and $1,316,432 for the half year was slightly less than for the corresponding periods last year ($768,670 and $1,542,075 respectively) as a result of the implementation of lower interest rates on the debentures effective upon the financial closing in March 2004. While we anticipate our interest expense will remain at similar levels for the next two quarters, interest expense will increase next fiscal year as the interest rate applicable to some of our debentures increases in accordance with the terms of the debentures. Since the completion of the financial closing in March 2004 we have been amortizing the deferred financing costs. This amortization expense was $300,186 for the quarter and $1,162,907 for the half year. This quarterly amortization charge will remain at approximately $300,000 until the September quarter 2005 when the financing costs will be fully amortized. The resulting net loss for the December quarter and half year was $1,341,838 and $3,184,920 compared with $1,734,893 and $2,956,723 last year, the increase for the half year largely due to this amortization of financing costs.

We largely funded our operating loss by reducing our restricted cash balances by $1,925,280. We define all cash and cash equivalents held by NSHI and NSI as “restricted cash’ as the management and use of that cash is governed by our agreements with the Sentient entities. We also increased our obligations to related parties by $590,177 through accrued, unpaid compensation, received additional advances from the Mars Trust as discussed below and a $200,000 loan from one of our directors; increased trade creditors by $311,170 and interest accruals by $363,506. We also issued a one year promissory note to an accredited investor for $100,000. Decreasing prepaid expenses and increasing expense accruals provided a further $1,149,809. We applied these funds to an increase in our accounts receivable of $730,659, inventory of $134,575 and a reduction in our asset retirement obligation account of $304,756 due to scheduled plugging and abandonment of monitoring wells. In addition, we outlaid $298,914 on cavity development and $311,629 on additional plant and equipment.

Throughout the last fiscal year and this most recent half year, we have been reducing operating costs measured on a quarterly basis as a result of improved efficiencies and cost control. Consequently, we are seeing a concurrent reduction in our net loss in spite of increasing natural gas costs. In addition, as this is a business with low marginal costs, we anticipate that higher sales will materially improve net profits.

In approximately the second quarter of 2005 we are planning to drill an additional cavity for the recovery of sodium bicarbonate and the plugging and abandonment of four old wells and monitoring wells. We are anticipating a capital expenditure of nearly $2 million and we are currently discussing with bankers the funding of this expenditure and the provision of additional working capital. The Bureau of Land Management has authorised us to recover up to 320,000 tons of sodium bicarbonate. Currently, we have approved access to approximately 480,000 tons of sodium bicarbonate though our existing wells. We expect this will lead to further savings in our production costs.

We are obliged to repay or refinance the Series A debentures in September 2005 when we are also required to make a prepayment on the Series B1 debentures. We expect this will require funding of approximately $13.5 million. In the meantime, we continue to manage our cash carefully. While we are accruing our obligations to pay interest on the Series B1, B2 and C debentures in accordance with the terms of those debentures, we have been remitting smaller amounts of interest on the Series B1 and B2 debentures according to a schedule provided to us by Sentient at the financial closing. Consequently, we have not fully paid our obligations on the Series B1 and B2 debentures and on promissory notes and pledge agreements secured by the Series C debentures. Meanwhile, the Mars Trust has continued to fund our interest obligations to the Bank of America in accordance with the amended terms of the Third and Fourth Amended and Restated Guaranty Agreements. The debenture and promissory note holders are aware of our actions and have not issued a default notice. Ultimately, if we cannot service the interest payments on our debt and if we are unable to achieve increased sales as we have budgeted, then we may be unable to proceed with our capital expenditure program unless we finalise additional funding.

However, it is our objective to recapitalise AmerAlia and we are currently holding discussions with our major shareholders and lenders with a view to refinancing existing debt and otherwise reducing debt levels through raising equity, thereby making the company more financially secure.

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

AMERALIA, INC.

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

PART II: OTHER INFORMATION.

ITEM 1: LEGAL PROCEEDINGS

In June 2002, the El Paso County, Colorado, District Court entered judgment against AmerAlia in AmerAlia, Inc. v. Marvin H. Hudson (case no. 99-CV-3050) in the amount of $374,100. This case developed from a dispute between AmerAlia and Mr. Hudson regarding the existence of an employment contract and certain of Mr. Hudson’s actions taken while an officer of AmerAlia. On April 8, 2004 Mr. Hudson served a Garnishment Writ on NSHI and NSI to which NSHI and NSI have responded denying they held any unencumbered assets that belong to AmerAlia. AmerAlia and Mr. Hudson have been discussing payment terms but have not reached agreement.

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

March 24, 2005

AMERALIA, INC.

By: /s/ Bill H. Gunn
Bill H. Gunn, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following per-sons on behalf of AmerAlia and in the capacities and on the dates indicated.

/s/ Bill H. Gunn	Principal Executive	Date: 3/24/05
Bill H. Gunn	Officer and Director

/s/ Robert van Mourik	Principal Financial	Date: 3/24/05
Robert C. J. van Mourik	and Accounting Officer
and Director

                                                                                                                                                                                                                                                    Page 21 of 21