Form 10QSB
period 2005-03-31
AMERALIA INC
filed 2005-05-13
CIK 811419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark one)
[X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2005
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

Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 30, 2005, the number of shares outstanding of the issuer's $.01 par value common stock was 16,908,604.

AMERALIA, INC.

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
(Unaudited)

ASSETS

March 31,
2005
CURRENT ASSETS

Cash	$178
Restricted cash	456,205
Accounts receivable, net	2,451,388
Inventories	763,540
Prepaid expenses	484,938

Total Current Assets	4,156,249

FIXED ASSETS

Property plant and equipment, net	10,968,708
Cavities and well development, net	1,818,393
Mineral leases	4,167,471

Total Fixed Assets	16,954,572

OTHER ASSETS

Water rights	3,150,582
Patents	44,486
Well and well development RSL	595,000
Machinery and engineering drawings	7,500,000
Deferred financing and acquisition costs	1,497,864
Rock School Lease and reserves	3,300,000
Deposits and bonds	25,000

Total Other Assets	16,112,932

TOTAL ASSETS	$37,223,753

The accompanying notes are an integral part of these consolidated financial statements.

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheet (Continued)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

March 31,
2005
CURRENT LIABILITIES

Accounts payable	$1,435,474
Royalties payable	748,284
Accrued expenses	887,324
Due to related parties	1,902,832
Notes payable	122,000
Capital leases payable	12,956
Interest payable	1,215,330

Total Current Liabilities	6,324,200

LONG TERM LIABILITIES

Notes payable	43,489,275
Capital lease obligations	210,306
Asset retirement obligations	758,811

Total Long Term Liabilities	44,458,392

TOTAL LIABILITIES	50,782,592

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.05 par value; 1,000,000 authorized;
82 issued and outstanding	4
Common stock, $0.01 par value; 100,000,000 shares
authorized; 16,908,604 issued and outstanding	169,086
Additional paid-in capital	27,223,448
Accumulated deficit	(40,951,377)

Total Stockholders' Equity (Deficit)	(13,558,839)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$37,223,753

The accompanying notes are an integral part of these consolidated financial statements.

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31		For the Nine Months Ended March 31

	2005	2004	2005	2004

REVENUES	$3,534,796	$3,189,908	$10,427,258	$9,826,179

COST OF GOODS SOLD	3,615,358	3,511,683	10,577,842	10,750,888

GROSS PROFIT (DEFICIT)	(80,562)	(321,775)	(150,584)	(924,709)

EXPENSES

General and administrative	220,130	244,676	858,431	839,311
Depreciation, amortization and accretion expense	2,125	1,685	5,902	12,184

Total Expenses	222,255	246,361	864,333	851,495

LOSS FROM OPERATIONS	(302,817)	(568,136)	(1,014,917)	(1,776,204)

OTHER INCOME (EXPENSE)

Interest expense	(672,443)	(632,003)	(1,988,875)	(2,174,078)
Other financing costs	(300,185)	(1,152,486)	(1,463,092)	(1,360,422)
Other income	8,660	63,277	13,066	63,277
Interest income	113	1,390	1,101	2,746

Total Other Income (Expense)	(963,855)	(1,719,822)	(3,437,800)	(3,468,477)

LOSS BEFORE INCOME TAX EXPENSE	(1,266,672)	(2,287,958)	(4,452,717)	(5,244,681)

Income tax expense	-	-	-	-

NET LOSS	$(1,266,672)	$(2,287,958)	$(4,452,717)	$(5,244,681)

BASIC LOSS PER SHARE	$(0.07)	$(0.15)	$(0.26)	$(0.35)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	16,908,604	15,412,910	16,894,520	15,082,415

The accompanying notes are an integral part of these consolidated financial statements.

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity (Deficit)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit

Balance, June 30, 2004	82	$4	16,866,301	$168,663	$27,187,121	$(36,498,660)

Shares issued on conversion
of options (unaudited)	-	-	42,303	423	36,327	-

Net loss for the Nine Months
ended March 31, 2005
(unaudited)	-	-	-	-	-	(4,452,717)
Balance, March 31, 2005
(unaudited)	82	$4	16,908,604	$169,086	$27,223,448	$(40,951,377)

The accompanying notes are an integral part of these consolidated financial statements.

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended Mar. 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,452,717)	$(5,244,681)
Adjustments to reconcile net loss to net cash
Provided by operating activities:
Options exercised	36,750	-
Depreciation and amortization	522,670	803,972
Amortization of acquisition and financing costs	1,492,325	-
Interest expense contributed to capital	-	1,719,450
Change in Operating Assets and Liabilities:
(Increase) decrease in restricted cash	1,870,618	(1,932,047)
(Increase) in accounts and interest receivable	(629,911)	(324,744)
(Increase) decrease in inventory	52,268	(81,364)
Decrease in prepaid expenses	211,467	217,247
Decrease in deposits and bonds	-	63,942
Decrease in other assets	-	202,639
Increase (decrease) in accounts payable and royalties payable	338,815	(1,973,405)
Increase in due to related parties	605,808	69,411
Increase (decrease) in accrued expenses	(56,055)	1,269,460
Increase (decrease) in interest payable	785,675	(84,656)
(Decrease) in asset retirement obligation	(304,765)	(30,729)
Net Cash Provided by Operating Activities	472,948	(5,325,505)

CASH FLOWS FROM INVESTING ACTIVITIES
Well and well development	(489,597)	(112,476)
Purchase of property and equipment	(341,966)	(50,049)
Net Cash Used in Investing Activities	(831,563)	(162,525)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital leases	(44,387)	(42,434)
Cash received from notes payable	400,000	5,985,692
Net Cash Provided by Financing Activities	355,613	5,943,258

NET DECREASE IN CASH	(3,002)	455,228
CASH AT BEGINNING OF YEAR	3,180	2,963
CASH AT END OF NINE MONTHS	$178	$458,191

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION
Income taxes	$-	$-
Interest	$1,203,200	$229,504
NON-CASH FINANCING ACTIVITIES
Common stock issued for payment of obligations	$-	$242,590
Common stock issued for financing costs	$-	$480,000
Conversion of notes payable to equity	$-	$10,000
Contribution of interest to capital	$-	$1,719,450
Warrants granted in conjunction with debt instruments	$-	$1,053,930
Common stock issued for extinguishments of related party debt	$-	$372,550
Options exercised	$36,750	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2005

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its Annual Report on Form 10-KSB for the year ended June 30, 2004. Operating results for the nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.

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

NOTE 3 - OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS

Under FASB Statement 123, the Company estimates the fair value of each stock option award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 179% and 150%; risk-free interest rates of 1.71, and 3.13 percent and expected lives of 3.0 and 3.0 years, for the nine months ended March 31, 2005 and 2004, respectively.

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2005

NOTE 3 - OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS (Continued)

Had compensation cost for the Company’s stock options granted to directors and employees been based on the fair value as determined by the Black-Scholes option pricing model at the grant date under the accounting provisions of SFAS No. 123, the Company would have recorded an additional expense of $83,772 and $75,189 for the nine months ended March 31, 2005 and 2004, respectively. Also under these same provisions, the Company’s net loss would have been changed by the pro forma amounts indicated below:

	March 31,
	2005	2004
Net loss:
As reported	$(4,452,717)	$(5,244,681)
Pro forma	$(4,536,489)	$(5,319,870)

	March 31,
	2005	2004
Basic loss per share:
As reported	$(0.26)	$(0.35)
Pro forma	$(0.27)	$(0.35)

A summary of the status of the Company’s stock options and warrants as of March 31, 2005 and changes during the nine months ended March 31, 2005 is presented below:

		Weighted	Weighted
	Options,	Average	Average
	Warrants	Exercise	Grant Date
	and SARs	Price	Fair Value
Outstanding June 30, 2004	4,665,000	$1.35	$0.69
Granted	187,500	$0.53	$0.45
Expired	(75,000)	$1.09	$0.89
Exercised	(75,000)	$0.64	$0.64
Exercised	(75,000)	$0.55	$0.55
Outstanding March 31, 2005	4,627,500	$0.98	$0.68

The following summarizes the exercise price per share and expiration date of the Company's outstanding options and warrants to purchase common stock at March 31, 2005:

Expiration Date	Price	Number
April 30, 2005	$1.09	450,000
June 30, 2005	$0.55	112,500
June 28, 2006	$1.50	505,000
June 30, 2006	$0.55	112,500
March 19, 2009	$1.00	2,300,000
May 18, 2007	$0.66	75,000
June 25, 2007	$0.56	75,000
June 30, 2007	$0.53	187,500
April 18, 2009	$0.71	540,000
June 30, 2009	$1.00*	200,000
June 28, 2006 (SAR’s)	$1.50	70,000
		4,627,500
*At $1.00 until June 30, 2005 and then at $2.00 until June 30, 2006 and then at $3.00 until expiry.

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2005

NOTE 3 - OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS (Continued)

During the nine months ended March 31, 2005, 187,500 options were granted, 150,000 options were exercised and 75,000 expired. Under the shareholder approved 2001 Directors’ Incentive Plan, each director (who is not an employee or officer) is granted an option to purchase 75,000 shares at a current market price when joining the Board of Directors. In addition, options to purchase 37,500 shares are granted to each sitting director at July 1 of each year. The exercise price for these options is the average market price during the month of June preceding each grant date, and the options have a three-year term. All options under this plan are exercisable six months after the date of grant.

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
March 31, 2005

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

During the last ten years, WRNM and its predecessors have been solution mining nahcolite from the Boies Bed from horizontal cavities. The Bureau of Land Management has approved the recovery of 320,000 tons from each horizontal cavity. At March 31, 2005 the remaining allocation available for recovery is approximately 470,000 tons. Horizontal drilling into the Boies Bed has the advantage of being a proven technology and avoids any disturbance of oil shale resources.

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
March 31, 2005

NOTE 4 -  PURCHASE TRANSACTION (Continued)

Description of the Assets (Continued)

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

Consequently, the Sentient Entities loaned $24,000,000 to NSHI. NSHI used these funds to (i) pay the purchase price of approximately $20.6 million to WRNM, (ii) pay deposits to certain vendors to the WRNM business that NSI acquired, (iii) pay a portion of the fee to US Filter for termination of the May 1999 Design/Build Contract, transaction costs and for working capital.

The Sentient Entities loaned the funds to NSHI on a short-term basis and took a security interest in 100% of the outstanding shares of NSI capital stock. The Sentient Entities and NSHI completed their agreements on March 19, 2004 for the financial closing and long-term financing for the acquisition as discussed below.

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2005

NOTE 4 -  PURCHASE TRANSACTION (Continued)

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

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2005

NOTE 4 -  PURCHASE TRANSACTION (Continued)

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

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2005

NOTE 4 -  PURCHASE TRANSACTION (Continued)

Description of the Debentures: (Continued)

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
March 31, 2005

NOTE 4 -  PURCHASE TRANSACTION (Continued)

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
$ 959,480

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2005

NOTE 4 -  PURCHASE TRANSACTION (Continued)

Satisfaction of Bonding Requirements (Continued):

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

Since the financial closing in March 2004, the Trust has made a number of advances to AmerAlia to enable the company to meet its bank loan fees and monthly interest payments to the Bank of America. At March 31, 2005 these advances totaled $370,730. Interest accrues on these notes at 4.5% per annum; the notes are due on each note’s anniversary at various dates commencing April 2, 2005 through December 8, 2005.

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2005

NOTE 4 -  PURCHASE TRANSACTION (Continued)

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

Additional Loans provided by Directors:

Messrs Riley and Geldermann have loaned a total of $300,000 to the company for which the Company intends to issue additional Series A Debenture secured promissory notes on the same terms as the same promissory notes issued to the investors at the financial closing in March 2004.

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

We remain optimistic about our future notwithstanding the obstacles we must still overcome discussed more fully below. While there is downward pressure on our product selling prices due to competitive forces, we remain price competitive especially in the lower priced animal feed markets where our low production costs provide us with a strategic advantage. We also face competition in these markets from substitute products but these are limited in supply. In addition, these substitutes do not always enable the increased milk production in dairy herds that can be obtained when sodium bicarbonate is used as a feed supplement. Consequently, we believe we can increase our sales, gain additional customers and utilize our remaining plant capacity. Meanwhile, tighter management and implementation of cost controls is reducing our production costs while the new production cavity we expect to drill during 2005 will increase our productive capability and further reduce our production costs. As at March 31, 2005 the existing cavities had a remaining Bureau of Land Management allocation of approximately 470,000 tons. The new production cavity has approval for additional recovery of up to 320,000 tons.

AMERALIA, INC.

Sales of $3,534,796 for the March quarter and $10,427,258 for the nine months were 10.8% and 6.1% higher than for the same periods last year ($3,189,908 and $9,826,179 respectively). Cost of goods sold at $3,615,358 was 3.0% higher for the quarter than for the same quarter last year at $3,511,683, however, they were 1.6% lower at $10,577,842 for the nine months compared with the corresponding period last year at $10,750,888. Consequently, the gross deficit of $80,562 was much lower for the quarter compared to last year at $321,775 and for the nine months, $150,584 compared with $924,709 last year. While general and administrative expenses for the present and prior periods were generally comparable, the net loss from operations of $302,817 for the quarter and $1,014,917 for the nine months was much lower for the corresponding periods last year ($568,136 and $1,776,204 respectively).

Interest expense of $672,443 this quarter and $1,988,875 for the nine months was slightly higher than for the same quarter last year at $632,003 but lower than the nine month corresponding period of $2,174,078 as a result of the implementation of lower interest rates on the debentures effective upon the financial closing in March 2004. While we anticipate our interest expense will remain at similar levels for the next quarter, interest expense will increase next fiscal year as the interest rate applicable to some of our debentures increases in accordance with the terms of the debentures. Since the completion of the financial closing in March 2004 we have been amortizing the deferred financing costs. This amortization expense was $300,186 for the quarter and $1,463,092 for the nine months. This quarterly amortization charge will remain at approximately $300,000 until the September quarter 2005 when the financing costs will be fully amortized. The resulting net loss for the March quarter and nine months was $1,266,672 and $4,452,717 compared with $2,287,958 and $5,244,681 last year.

Our financial performance is beginning to improve for a number of reasons. We are beginning to achieve higher sales volumes, for example tonnage of product sold in the March quarter was 17% higher than for the March quarter last year. Meanwhile, we have been constantly refurbishing the plant over the last two years as we have incurred significant maintenance expenditures that had generally been neglected prior to our acquisition. However, our maintenance programme is producing a plant that we believe is of much better condition and reliability. As we advance through this programme we expect maintenance expense to reduce. In spite of these high maintenance costs, however, we are driving down our production costs and increasing our plant efficiency so that our improving performance is as a much a function of discipline and efficiency in cost control as well as increased revenues from sales. Consequently, we are seeing a concurrent reduction in our net loss in spite of increasing natural gas costs. In addition, as this is a business with low marginal costs, we anticipate that higher sales will materially improve net profits.

We largely funded our operating loss for the nine months by reducing our restricted cash balances by $1,870,618. We define all cash and cash equivalents held by NSHI and NSI as “restricted cash’ as the management and use of that cash is governed by our agreements with the Sentient entities. We also increased our obligations to related parties by $605,808 through accrued, unpaid compensation, received additional advances from the Mars Trust as discussed below and loans totally $300,000 from two of our directors; increased trade creditors by $338,815 and interest accruals by $785,675. We also issued a one year promissory note to an accredited investor for $100,000. Decreasing prepaid expenses and inventory provided $263,735. We applied these funds to an increase in our accounts receivable of $629,911 and a reduction in accrued expenses of $56,055 and the asset retirement obligation account of $304,765 due to scheduled plugging and abandonment of monitoring wells. In addition, we outlaid $489,597 on cavity development and $341,966 on additional plant and equipment.

In the second quarter of 2005 we commenced our preparations to drill an additional cavity for the recovery of sodium bicarbonate and the plugging and abandonment of four old wells and monitoring wells. We are anticipating a capital expenditure of nearly $2 million and we are currently discussing with bankers the funding of this expenditure and the provision of additional working capital. Meanwhile, our initial expenditures have been funded by using funds that would otherwise have been paid in interest to the Sentient Entities and related parties. The Bureau of Land Management has authorised us to recover up to 320,000 tons of sodium bicarbonate from this new well. Currently, we have approved access to approximately 470,000 tons of sodium bicarbonate though our existing wells. We expect this will lead to further savings in our production costs.

AMERALIA, INC.

We are obliged to repay or refinance the Series A debentures in September 2005 when we are also required to make a prepayment on the Series B1 debentures. We expect this will require funding of approximately $13.5 million. In the meantime, we continue to manage our cash carefully. Consequently, we have not fully paid our obligations on the Series B1 and B2 debentures and on promissory notes and pledge agreements secured by the Series C debentures. This means that Sentient now has the power to issue a notice of default under its debenture agreements. Meanwhile, the Mars Trust has continued to fund our interest obligations to the Bank of America in accordance with the amended terms of the Third and Fourth Amended and Restated Guaranty Agreements. Ultimately, if we cannot service the interest payments on our debt and if we are unable to achieve increased sales as we have budgeted, then we may be unable to proceed with our capital expenditure program unless we finalise additional funding.

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

ITEM 2: CHANGES IN SECURITIES

None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 10A, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

(b)	Reports on Form 8-K

None.

AMERALIA, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.

May 13, 2005

AMERALIA, INC.
By: /s/ Bill H Gunn
Bill H. Gunn, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following per-sons on behalf of AmerAlia and in the capacities and on the dates indicated.

/s/ Bill H Gunn	Principal Executive	Date: 5/ 13 /05
Bill H. Gunn	Officer and Director

/s/ Robert van Mourik	Principal Financial	Date: 5/ 13 /05
Robert C. J. van Mourik	and Accounting Officer
and Director