Form 10KSB
period 2005-06-30
AMERALIA INC
filed 2007-01-24
CIK 811419

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark one)
[X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended June 30, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-15474

AMERALIA, INC.

(Exact name of Company as specified in its charter)

Utah	87-0403973
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

20971 E. Smoky Hill Rd., Centennial, Colorado 80015-5187
(Address of Principal Executive Offices)

Company's telephone number, including area code:	(720) 876-2373
Securities registered pursuant to Section 12(b) of the Act:	None.
Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock - $.01 Par Value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.                                                                         [ ]
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No / X /

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act)                                           Yes / / No /X/
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.                                                                                                                                                                                                            [ ]

Revenues for the fiscal year ending June 30, 2005:	$14,141,500

Aggregate market value of the voting stock held by non-affiliates of AmerAlia as of December 26, 2006 was approximately $3,497,500. The estimate is based on the last sale price per share and 6,995,047 shares held by non-affiliates.
Shares of common stock, $.01 par value, outstanding as of December 26, 2006:             17,239,437

Documents incorporated by reference: See Item 13.

Forward Looking Statements pursuant to 1933 & 1934 Securities Acts

AmerAlia’s future conduct depends on a number of factors beyond our control, so we cannot assure you we will be able to conduct AmerAlia’s operations as we contemplate in this report. This report contains various statements using the terms “may”, “expect to”, and other terms denoting future possibilities. They are forward-looking statements. We cannot guarantee the accuracy of these statements as they are subject to a variety of risks beyond our ability to predict or control. These risks may cause actual results to differ materially from the projections or estimates contained in this report. These risks include, but are not limited to:

•	our historical lack of profitable operations;
•	a need for highly profitable operations to service the interest costs of our outstanding debt;
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

These risks are discussed further at the end of Item 1.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a) Business Development

AmerAlia, Inc. was incorporated in Utah on June 7, 1983 as Computer Learning Software, Inc. and renamed AmerAlia, Inc. in January 1984. When we use the term “We” or “AmerAlia” in this annual report, we are referring to AmerAlia, Inc. and its wholly-owned subsidiaries, Natural Soda Holdings, Inc. (“NSHI”) and Natural Soda, Inc. (“Natural Soda” or “NSI”).

AmerAlia, a natural products company, owns Bureau of Land Management leases in Colorado covering very large deposits of naturally occurring sodium bicarbonate. AmerAlia also owns various water rights and its leases also cover large deposits of oil shale to which we do not currently have title. AmerAlia’s business is to produce and sell natural sodium bicarbonate, commonly known as baking soda, for use in a wide variety of products and activities and to profitably further utilize its natural resources. Our primary objective is to be a low cost producer of sodium bicarbonate and related products. We own the largest Bureau of Land Management leases in the Piceance Creek basin which contain the largest known deposits of naturally occurring sodium bicarbonate in the world. Our leases are located near the depositional center of the Piceance Creek basin deposits in Colorado where the nahcolite beds are thickest with greatest concentration and purity. Consequently, we believe our deposits are unique and capable of producing sodium bicarbonate and related sodium products for many generations.

Figure 1: Natural Soda’s Plant Operations, Rifle, Colorado

We first gained an interest in these deposits through our 1989 acquisition of an interest in, and subsequent acquisition in 1992 of, a Bureau of Land Management lease known as the Rock School lease in Rio Blanco County, Colorado and we devoted a number of years of research, development and permitting activity to bring that lease into production. In 2001, the Bureau of Land Management renewed the lease for a further ten years. Initially, we planned to produce sodium bicarbonate through building a solution mining and recovery facility on our Rock School lease. We entered into agreements to design and fabricate a processing plant and commenced the construction of equipment.

AmerAlia, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2005

However, in February 2003, we successfully completed the acquisition of the business operations of a company owning adjoining leases already in production. This immediately gained us access to an existing customer base, production facilities and very substantial additional deposits of nahcolite. It also gave us ownership of very substantial conditional water rights. We plan to use the equipment and engineering drawings we have already developed to expand the production capacity of these operations.

Our subsidiary, Natural Soda, purchased the assets and certain related contracts held by White River Nahcolite Minerals, LLC (“WRNM”) and IMC Chemicals Inc. (“IMC Chemicals”). Our acquisition was financed by Sentient Global Resource Fund I, LP and Sentient Global Resource Trust No. 1 of George Town, Grand Cayman, Cayman Islands (the “Sentient Entities”). Initially, this financing was provided short-term but was converted into long term funding at the financial closing completed on March 19, 2004., The Sentient Entities hold all the outstanding NSHI and NSI common stock as collateral for the repayment of their loans. AmerAlia owns all the outstanding stock of NSHI. NSHI owns NSI. WRNM was an indirect, wholly-owned subsidiary of IMC Global, Inc. ("IMC"). IMC Chemicals is a subsidiary of IMC.

We have not been involved in any bankruptcy, receivership, or similar proceedings.

(b) Business of Issuer

Our business is to be a profitable natural products company through our ownership of our natural sodium leases and water rights. We are currently involved in the production of various grades of sodium bicarbonate recovered from our naturally occurring resource of nahcolite using solution mining.

GENERAL DISCUSSION

Our corporate objectives are to:
(a)	create shareholder value through the sale of a diverse range of natural products derived from the recovery of our natural sodium resources,
(b)	use our water rights and
(c)	secure title to a part or all of the oil shale resources that underlie our nahcolite leases.

This report discusses these activities and the manner in which we have financed the acquisition of our production facility and the development of the company. It also discusses our plans to recapitalize the company based upon our corporate vision to develop our business.

1. OUR BLM SODIUM LEASES & OIL SHALE LEASE POSSIBILITIES

Introduction

The largest known deposits in the world of nahcolite, a naturally occurring mineral form of sodium bicarbonate, exist in an area known as the Piceance Creek basin in northwest Colorado. Access to these deposits is governed by the United States Bureau of Land Management which has granted leases to allow recovery of the sodium bicarbonate. We own four sodium leases, collectively known as the Wolf Ridge Mining Unit, and the adjoining Rock School lease.

The geology of the Piceance Creek basin has been discussed in two reports. In March 1983, Rex D. Cole, Ph.D. Consulting Geologist, Grand Junction, Colorado, issued a report “Geologic Framework of Federal Sodium Lease C-0118326, Piceance Creek Basin, Colorado”. The lease to which Cole refers is the Wolf Ridge lease, one of the four leases comprising the Wolf Ridge Mining Unit. Since the preparation of this report our company and its predecessor entities have gained extensive mining and geological experience with the resource, however, the Cole report remains a credible general reference on the resource. On Page 3 of “Summary and Conclusions” the report states “Total nahcolite resources for the lease area are between 6 and 8 billion tons.” We own four sodium leases of which the Wolf Ridge lease is one; therefore, our holdings extend beyond the particular lease to which Cole refers.

AmerAlia, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2005

Figure 2: AmerAlia’s Sodium Leases are located about 54 miles northwest of Rifle, Colorado

Additionally, in a report by Cole, Daub & Weston entitled “Review of Geology, Mineral Resources, and Ground-Water Hydrology of the Green River Formation, North-Central Piceance Creek Basin, Colorado” published by the Grand Junction Geological Society, Grand Junction, Colorado, 1995”, the authors state “subsequent drilling established that the world’s largest deposits of naturally occurring sodium bicarbonate (nahcolite) are present in the Piceance Creek basin” and “the estimated in-situ resources of nahcolite and dawsonite are placed at 29 and 19 billion tons, respectively”.

Our Sodium Leases & Operations

Our leases are located near the depositional center of the Piceance Creek basin deposits where the nahcolite beds are thickest with greatest concentration and purity. The Wolf Ridge Mining Unit leases issued to Natural Soda cover a total of 8,223 acres. When combined with NSHI’s Rock School lease, we own leases covering a total of 9,543 acres. The only other sodium leases issued by the BLM in the Piceance Creek basin, covering a total of 7,142 acres, are the Yankee Gulch lease, previously owned by American Soda and then acquired by Solvay; and the Nielsen-Juhann-Hogle lease. Solvay shut down its operations on its lease and has since sold its facilities located on the Yankee Gulch leases. The only other lease requires extensive government approvals before it can be brought into production.

Unique to the NSI leases is the Boies Bed, an interval very rich in nahcolite located at an approximate depth of 1,900 feet. During the last twelve years, NSI and its predecessors have been solution mining nahcolite from horizontal cavities in the Boies Bed.

Our operations to recover sodium products from these leases are governed by a BLM approved mine plan.  Currently, we are recovering sodium bicarbonate from three cavities for which we have authority, as of December 31, 2006, to recover up to approximately 325,000 tons of sodium bicarbonate.  The BLM has also authorised us to recover up to 297,440 tons of sodium bicarbonate from a new cavity.  Therefore, we currently have approval to recover approximately 622,440 tons from our resource at this time.  As our plant has capacity to produce more than 110,000 tons per year, our current cavities have capacity to provide several years supply before we have to drill new cavities in accordance with the mine plan. Regardless, we are considering drilling more cavities to provide for additional redundancy.

AmerAlia, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2005

Each of the four Wolf Ridge leases and the Rock School lease was renewed effective July 1, 2001 for a ten year term with a preferential right to subsequent renewals provided that sodium is being produced in paying quantities. Under the unit agreement, production in paying quantities from one lease is sufficient to extend all four WRNM leases. The leases bear a production royalty payable to the federal government of 5% of the gross value of the leased deposits at the processing plant. Each of these leases contains covenants to protect the in situ oil shale, water, and historical resources.
Based on BLM general practice, we believe that the conduct of our activities will be sufficient to enable lease renewals from the BLM.

Our Processes & Strategic Advantage

Traditionally, sodium bicarbonate is manufactured chemically from soda ash, however, we recover our natural sodium bicarbonate using solution mining which we believe gives us significant production cost advantages over chemically manufactured product. Solution mining requires pumping hot water feet underground, dissolving the mineral and bringing the saturated liquid to the surface where we recrystallise the sodium bicarbonate as a fine white crystalline powder.

Figure 3: A general illustration of the solution mining process

Products & Other Potential Uses

Sodium bicarbonate is used by animal feed, industrial, flue gas desulfurization, food and pharmaceutical markets. Sodium bicarbonate can also be used as an agent for flue gas desulfurization, a market that may expand as the requirements of the 1990 amendments to the Clean Air Act impact more significantly on the power generation industry.

Currently, the Piceance Creek basin is the subject of considerable interest in its oil shale as a result of increasing oil prices. The development of an oil shale industry could open significant new markets for water and for an expanded range of natural sodium products. If so, our proximity to the oil shale industry may become an advantage whereas our remoteness from some of our sodium bicarbonate customers has sometimes been a disadvantage.

AmerAlia, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2005

Electrolysis of sodium bicarbonate produces caustic soda and hydrogen. Hydrogen could be sold to the oil shale industry to hydrogenate its heavy oils extracted from oil shale to produce lighter oils. Caustic soda is a widely used chemical that can be sold in solution or recrystallized and packaged. Caustic soda could be expected to be used locally for water treatment and air pollution control for the oil shale industry.

Electrolysis of salt produces caustic soda and chlorine. Chlorine can be hydrogenated to produce hydrochloric acid. While there are salt mines in Kansas there are no nearby caustic soda production facilities in Colorado. These are proven technologies.

Consequently, while we do not have any plans to utilize our sodium resources beyond our current production of sodium bicarbonate, we remain conscious that there is a variety of alternative products we could produce and we shall pursue these opportunities when we determine they can be realistically accomplished. If an oil shale industry emerges in the Piceance Creek basin then the development of these opportunities may become more favorable.

Oil Shale Lease Possibilities

Large areas of northwestern Colorado, northeastern Utah and southwestern Wyoming are known to contain very large quantities of oil rich shale. Much of this oil rich shale is situated in the Mahogany Zone at a depth of approximately 1475 feet. During 2005 the Bureau of Land Management called for applications for an oil shale lease program to allow companies to test oil shale extraction technology on public land for ten years. In December 2006 the BLM approved applications for five Oil Shale Research Leases. Shell Frontier Oil & Gas Co. has a lease over 480 acres adjoining our Rock School lease and Chevron USA and EGL Resources, Inc. each have a lease over 160 acres adjoining our property.

The Department of the Interior and the BLM have also announced their commitment to making land available for development. Under Section 369 of the Energy Policy Act of 2005, the BLM is working to promulgate regulations to allow commercial oil shale leasing and will commence accepting applications for commercial oil shale leases in 2008. Consequently, we are currently determining our strategy to obtain a commercial lease over the area occupied by our sodium leases.

2. NATURAL SODA - OUR SODIUM BICARBONATE BUSINESS

Description of the WRNM Acquisition

Since 1992, various companies have owned and operated a production facility situated on sodium leases adjoining our Rock School lease. In February 2003, NSI acquired from IMC all of the assets, subject to all of the liabilities for a total purchase price of $20.6 million held by IMC and WRNM. IMC and WRNM assigned to NSI all of their interests in the assets including property, plant, equipment, water rights, accounts receivables, and four federal sodium leases issued by the Bureau of Land Management. NSI assumed WRNM's accounts payable. All of the 22 employees previously working for WRNM accepted employment from NSI. None of the employees is a member of a collective bargaining unit. The Company has accounted for the acquisition as a purchase under the provisions of SFAS No. 141. Accordingly, the Company recorded the assets acquired and the liabilities assumed at their fair market values. The excess purchase price has been allocated to the assets purchased. No amount was allocated to goodwill.

Description of the Assets

The principal assets NSI acquired from WRNM are four federal sodium leases (Federal Sodium Mineral Leases C-0118326, C-37474, C-0118327 and C-0119986) and the 26,500 square foot processing plant located on one of the leases. NSI also acquired federal rights of way, operating permits, water rights, ownership of an existing water reservoir, rights with respect to an additional potential reservoir site, approximately 3,900 tons of inventory and receivables. In order to transfer the operations of the business at the closing, NSI and NSHI posted reclamation bonds and other financial security with federal and state agencies totalling $959,480. NSI also assumed WRNM's accounts payables and other liabilities of approximately $2,240,000, as well as equipment and other leases necessary for the business operations. The leases and the plant are located about 54 miles northwest of Rifle, Colorado, and are accessible all year by paved road.

AmerAlia, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2005

The Sodium Leases

NSI acquired four sodium leases, as discussed above, containing nahcolite, a naturally occurring mineral form of sodium bicarbonate, commonly called baking soda. They are located in the Piceance Creek basin in northwest Colorado and have been combined into a single operational unit, the "Wolf Ridge Mining Unit", established by the Bureau of Land Management in 1993. The sodium leases cover an area of 8,223 acres or nearly 13 square miles.

The Plant

The plant consists of a single building with crystallizers, boilers, centrifuge, dryers and other equipment capable of producing various grades of sodium bicarbonate at more than 110,000 tons per year. There are also several other buildings associated with the plant which are used for bulk storage (one building of approximately 50 feet in diameter with a storage capacity of 3,000 tons) and three small sheds (lube storage shed, fire pump house shed, and hazardous materials shed). The plant, the bulk storage facility and one of the sheds are of metal construction; the other two sheds are of wood construction, each on concrete pads.

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

Prior to our acquiring the WRNM assets, our investment in the Rock School lease acquisition and development together with the engineering design and plant construction assets was reflected in AmerAlia’s financial statements as being approximately $15.5 million. However, the change in the business plan of the Company in acquiring the WRNM business, its existing operating facilities and its abundance of additional resources meant that the value of AmerAlia’s pre-existing assets was no longer as great as their value had been to AmerAlia if it had proceeded with its development of the Rock School lease.

Water Rights

WRNM also transferred all of its water rights to NSI, including the production well used to obtain water for solution mining operations, conditional well water rights associated with 13 wells located on the land covered by the federal sodium leases, absolute surface water rights from the White River drainage, a water storage reservoir and rights relating to future expansion of the reservoir, and rights associated with an augmentation plan governing substitution and exchange of water withdrawn from wells located on the sodium leases. These water rights are discussed more fully below.

Fee Property

WRNM transferred to NSI real property owned in fee simple that is used for the existing water storage reservoir of about 35.8 acres, about 25 miles east of the plant.

AmerAlia, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2005

Other Assets

In addition to the federal sodium leases and the assets associated with the plant, NSI acquired approximately 3,900 tons of sodium bicarbonate inventory in storage at the plant site and in a warehouse located in Rifle, Colorado.

US Filter assigned equipment to NSI that it had fabricated for AmerAlia in consideration for settling obligations due to US Filter under a May 1999 Design/Build Contract. This equipment included a centrifuge, six silos, a dryer system, baghouse equipment, air compressors, pumps and pump parts now located at or near to the NSI plant. AmerAlia originally intended to use this equipment in the plant it had contemplated constructing for production from the Rock School lease; however, we may use this equipment to expand the NSI plant.

Marketing

The Company sells its products in North America through distributors to manufacturers and users. The Company had sales amounting to approximately 71% of total sales from five customers for the year ended June 30, 2005. The largest of these is Bunnett & Company which now represents the largest part of our animal feed sales. The majority of our industrial and USP grade products is distributed by an agent, Vitusa Products, Inc. of Berkeley Heights, New Jersey. There are no written distribution agreements with Bunnett or Vitusa. There are no other significant marketing relationships that constitute more than 10% of our sales.

We package product in various grades of purity and crystal size in 50 lb. bags, 2000 lb. “supersacks”, or in bulk, and transport to our customers by truck or rail. We are capable of producing more than 110,000 tons per year. We sell our products throughout the United States, Canada and Mexico.

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

Competition

We believe that we are capable of being a low cost producer of sodium bicarbonate as we produce product by solution mining, crystallization, drying and screening product rather than by chemical manufacture. Our nahcolite resource is a naturally occurring form of sodium bicarbonate and does not require any additional carbonation process. This should make it less expensive to produce than some other more typical methods.

Our principal competitors are Church & Dwight, manufacturers of the Arm & Hammer brand; FMC Corporation and Solvay Chemicals who typically produce sodium bicarbonate by carbonating sodium carbonate with carbon dioxide. However, these are companies with considerably greater financial resources than we have.

Current Sales Performance

During FY2004, the first complete fiscal year of our ownership of the plant, we sold 84,103 tons; in FY2005 we sold 85,038 tons, an increase of 935 tons or 1.1%. In FY2006 we sold 88,910 tons, a further increase of 3,872 tons or 4.6% over FY2005. This performance is illustrated in the following graph.

AmerAlia, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2005

Other Contractual Arrangements

When NSI acquired the WRNM business, it assumed a number of WRNM's other contractual arrangements including a sublease for 55 rail cars, a contract for the use of six airslide railcars, contracts with third parties for rail, freight and trucking services, equipment leases and contracts for services provided for normal business operations. NSI currently leases 55 rail cars in addition to the air slide railcars.

3. OUR WATER RIGHTS

General

NSI owns numerous water rights in the Piceance Creek and Yellow Creek basins of Colorado, as well as one water right decreed for diversion out of the Yampa River. These streams flow into the headwaters of the White River which flows into the Colorado River. Yellow Creek flows through our property; Piceance Creek, Yampa River and the White River are nearby.

Colorado operates under the “Prior Appropriation Doctrine” with respect to water rights. The Prior Appropriation Doctrine essentially provides that any person or entity that diverts water and applies the water to beneficial use before another person or entity has the first and prior right to divert water under the water right. The doctrine is also commonly known as the “First in Time - First in Right”. To the extent that a water right was appropriated prior to another water right, the Prior Appropriation Doctrine provides that a senior water right is entitled to be fully satisfied before the junior water right is allowed to take any water. To create documentary evidence of claimed water rights, the Colorado General Assembly requires the claimants of a water right obtain a decree from a court confirming the existence of the water right.

AmerAlia, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2005

NSI’s water rights were all incorporated into a Decree entered by the District Court in and for Water Division No. 5 in Case No. 88CW420 on August 13, 1991 (the “Decree”). The Decree is crucial for continued operations of the sodium mining business and ensures reliable supply of water. However, even though all of the water rights were integrated into the Decree, various water rights may be separated from the water supply required for mining operations. As discussed below our “substitution and exchange” rights and our augmentation plan provide additional flexibility in how we can manage access to our water rights.

Figure 4: Colorado River System

Under current operations, the water supply for the mining operations is provided by a well. The pumping of water from the well causes depletions to Piceance Creek and Yellow Creek. Colorado law requires that depletions to Piceance Creek and Yellow Creek must be replaced with other water. The Decree provides that senior water rights on Piceance Creek are used to replace the depletions to Piceance Creek and part of the depletions to Yellow Creek. Hence in order to protect mining operations, it is necessary to maintain ownership of well water rights to supply mining operations and senior water rights to replace the depletions caused to Piceance Creek and Yellow Creek. We have several different sources of water to replace the depletions to the streams. Currently, our water requirements are less than one cubic foot per second (“CFS”) although the scale of our water rights is considerably greater than our foreseeable needs.

The Decree also includes a Water Court approved “plan for augmentation”. This is a plan that can considerably aid operational flexibility. Our augmentation plan includes rights under Colorado law of “substitution and exchange”. Substitution and exchange enables delivering water at one point on a stream and taking water out at another point on the stream. Water rights may be acquired to enable substitution and exchange.

As Piceance Creek is such a dry stream, the ability to substitute and exchange is limited and at a premium. As a result, we own all or virtually all of the substitution and exchange potential on Piceance Creek and Yellow Creek. While someone else may acquire the right to operate a substitution and exchange on the two streams, that use would be subordinate to our own substitution and exchange rights.

We believe that other parties seeking access to water may be prepared to pay us to share in our substitution and exchange rights.

AmerAlia, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2005

Identification of Water Rights

Our water rights can be categorized and summarized as follows:

Well Water Rights

We own thirteen well water rights described in the Decree. They have priority dates from the 1970s, which are very “junior” water rights. Under Colorado law, the Well Water Rights cannot divert water without having a plan of augmentation approved by the Water Court. Our Decree includes a plan for augmentation authorizing, among other things, wells which have a hydraulic connection to the surface stream to pump water, provided depletions to the surface stream caused by well pumping are replaced with other water supplies. As discussed above, the well water rights are included within the Decree.

Senior Direct Flow Water Rights

We own the following senior direct flow water rights:

Name	Appropriation Date	Decree Date	Flow Rate (CFS)
Morgan Ditch No. 1	April 15, 1883	April 28, 1890	1.00
Enlargement and Extension of Morgan Ditch No. 1	September 27, 1886	April 28, 1890	0.40
Morgan No. 2 Ditch	September 27, 1886	April 28, 1890	0.40
Home Supply Ditch	September 19, 1886	May 10, 1889	1.00
Larson Ditch	September 17, 1886	May 10, 1889	2.50

The direct flow water rights are among the most senior water rights in the Piceance Creek basin. They were originally decreed for agricultural irrigation however, the Water Court in its Decree changed the direct flow water rights for numerous purposes including commercial and industrial purposes. In addition, the Water Court imposed certain terms and conditions on the use of the water, including annual volumetric limitations on the use of the water rights.

The average annual amount of water that may be diverted and consumed pursuant to the direct flow rights is approximately 234 acre feet.

Wolf Ridge Reservoir and Feed Pipeline Water Rights

The Wolf Ridge Reservoir and Wolf Ridge Feeder Pipeline water rights were decreed in the 1970s. However, unlike the Well Water Rights that divert water from the aquifer tributary to Piceance Creek, the Wolf Ridge Water Rights divert water primarily from the White River. Piceance Creek is dry most of the summer, but the White River is seldom dry and is a much larger stream. Hence a 1970s water right diverting out of the White River will have water available for diversion in most years.

The Wolf Ridge Reservoir and Pipeline Water right allows us to construct a reservoir and pipeline for storage of 7,379.70 acre feet of water per year. In addition, the Wolf Ridge Feeder Pipeline Water Right allows 100 CFS, equivalent to 72,270 acre feet per year, or 44,800 gallons per minute.

Larson Reservoir and Larson Reservoir Enlargement Water Rights

The Larson Reservoir was originally decreed for 62 acre feet of water storage rights with an appropriation date of July 20, 1888 and a decree date of May 10, 1889. Hence it is a very “senior” right. The Water Court Decree changed the uses of the Larson Reservoir Right to include industrial and commercial uses and allows the consumption of approximately 39 acre feet of fully consumable water per year.

AmerAlia, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2005

The Decree also approved an additional water right referred to as the Larson Reservoir Enlargement Water Right. It has an appropriation date of April 5, 1988 and may store up to 600 acre feet of water per year, with the right to refill the Larson Reservoir for additional 600 acre feet of water per year. This has not been constructed but could be constructed on land entirely owned by Natural Soda. The Larson Reservoir Enlargement Water Right could only divert water during the early spring runoff period, so we estimate approximately 300 acre feet of water could be stored annually if a reservoir was constructed.

Future Uses and Development of Water Rights

We are conscious of the increased public interest in water rights generally, their scarcity and value. It is our objective to develop and utilize these water rights we own for the benefit of our shareholders and we are pursuing various ways in which we can generate revenue from these assets.

OUR FINANCING ARRANGEMENTS

Description of the Short-Term Financing

At the time the asset purchase agreement with IMC Global was due for completion, AmerAlia and the Sentient Entities had not yet finalized their own agreements with respect to their final structure and commercial arrangements. Therefore, as an interim measure, AmerAlia and the Sentient Entities entered into a "Closing Agreement" which provided for temporary funding until replaced by the long term funding structure when the final structure and commercial arrangements were resolved.

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

Long-Term Financing Agreements

On March 19, 2004 NSHI and the Sentient Entities completed their arrangements known as the financial closing. The principal agreement is the Debenture Purchase Agreement which provided for the repayment of the short-term financing and raising additional funding. A Securityholder Agreement between AmerAlia, NSHI, NSI and the Sentient Entities defines their mutual expectations and conduct with respect to the restrictions on transfer of the debentures and other securities issued in the transaction; board representations and appointment of management; budget approvals and minimum voting majority; limitations on the actions of NSHI and NSI; restrictions on transfer of securities and/or a trade sale including drag along/tag along rights; forbearance agreements; agreements for the conversion of Series B2 Debentures into 49% of NSI common stock and exchange of the NSI common stock for AmerAlia common stock; exchange of the Series B1 and Series B2 Debentures for AmerAlia common stock and dispute resolution procedures. The agreements included a Management & Cost Reimbursement Agreement whereby AmerAlia would provide management services for a fee through September 30, 2005. This agreement was pledged to US Filter as security for moneys owed to US Filter. Finally, in consideration for amending the terms of the original closing agreement completed with the Sentient Entities on February 20, 2003 to allow a closing, the Company granted the Sentient Entities warrants to purchase 600,000 shares of AmerAlia’s restricted common stock exercisable at $1.00 per share until March 19, 2009.

AmerAlia, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2005

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

In addition, we agreed to expand the boards of directors of NSHI and of NSI to five members comprising two representatives from AmerAlia, two representatives from the Sentient Entities and one member with industry experience mutually acceptable to all parties. The Sentient representatives have not yet accepted appointment as directors of the two companies.

Description of the Debentures

The Series A Debentures were issued March 19, 2004 and were due September 30, 2005. The Sentient Entities completed a forbearance agreement with us that extended the term of these debentures through June 30, 2006 that was subject to certain conditions. We did not comply with these conditions.  The interest rate is 10% per annum, payable quarterly with the first interest payment due June 30, 2004. We have not paid all interest due to the Sentient Entities but continue to accrue interest as a liability on our balance sheet. The Series A Debentures are senior to all other debentures and are collateralized by all of the assets of NSI and NSHI, as well as by all of NSHI’s common stock of NSI. These assets also collateralize the Series B1 Debentures and the Series B2 Debentures held by the Sentient Entities. Sentient Asset Management USA, Inc. acts as agent holding the collateral for the benefit of all of the secured debenture holders. The Sentient Entities may foreclose on the Series A Debentures at any time.

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

AmerAlia, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2005

We have not paid all interest due to the Sentient Entities but continue to accrue interest as a liability on our balance sheet. The Series B1 Debentures have a right to earn “Contingent Interest” which means a payment of additional interest, which when added to the other payments of principal and interest on the Debentures held by the Sentient Entities, could provide the Sentient Entities with an internal rate of return of 34.8766% per annum compounded annually, using February 20, 2003 as the commencement date. Contingent Interest shall be paid on the amounts represented by the Series B1 Debentures to the Sentient Entities only (a) on the Maturity Date of the Series B1 Debentures, if owed, subject to the achievement of the contingencies described below, (b) without regard to the contingencies described below, if the Company prepays any of the Series B Debentures, and (c) without regard to the contingencies described herein, upon the declaration of a default pursuant to the Series B Debentures. Contingent Interest shall not be payable if the Adjusted EBITDA of the Company is less than $500,000 for the 12 month period prior to the Maturity Date; provided, however, that if the Adjusted EBITDA is less than $500,000, then if the Adjusted EBITDA of the Company is in excess of $1,000,000 in the aggregate for a 36 month period immediately prior to the Maturity Date, the Contingent Interest shall be due and payable on the Maturity Date. In addition to the quarterly payments of interest in accordance with the interest rate table above, a mandatory prepayment of principal of $4,029,760 is required on September 30, 2005. This prepayment has not been made.

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

Drag Along & Tag Along Rights

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

AmerAlia, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2005

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

Management & Cost Reimbursement Agreement

This agreement provided for the payment of $700,000 per year commencing October 1, 2003 for two years to AmerAlia for providing management services to NSHI and NSI. The agreement also provided for indemnification of NSHI and the Sentient Entities from certain AmerAlia creditors. AmerAlia’s rights to this agreement were pledged as security to U.S. Filter under its settlement agreement with U.S. Filter completed on February 21, 2003 and discussed in AmerAlia’s filings on Form 8-K. This agreement ended on September 30, 2005.

AmerAlia Funding

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

As discussed in Item 12 “Certain Relationships and Related Party Transactions”, these investors also included James V. Riley, an AmerAlia director, and J. Jeffrey Geldermann who was elected a director on June 25, 2004. Subsequently in 2005 we raised a further $500,000 through the issue of additional 10% promissory notes secured by AmerAlia’s shares of NSHI common stock and grant of warrants on the same terms as before to James V. Riley, J. Jeffrey Geldermann and affiliates of Robert van Mourik and Bill H Gunn; all directors of the company.

Finders’ Fees

The Company paid finders’ fees of $55,000 in cash to RBC Dain Rauscher and 210,000 shares of restricted common stock to Mrs. Karen O. Woolard for negotiating these funding arrangements.

In February, 2003 the Company agreed to pay a finder’s fee to McFarland Dewey Securities Co, LLP of $1,000,000 and the reimbursement of expenses of approximately $18,000. At the financial closing, the Company and McFarland Dewey completed a new settlement agreement under which McFarland Dewey agreed to accept $750,000 in cash, a $250,000 promissory note secured by an equal value NSHI Series A Debenture, an unsecured promissory note due May 10, 2004 for $18,000 for expenses reimbursement, the issue of the 503,979 shares of restricted common stock, the grant of 300,000 warrants on the same terms as those granted to the Sentient Entities and the investors above, and the release of any and all claims under the prior agreement.

AmerAlia, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2005

Other Loans

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

Subsequent Financing Arrangements since June 30, 2005

In order to fund the completion of a new production cavity, the Sentient Entities provided a further $1 million working capital facility to Natural Soda in November 2005. The promissory notes require monthly interest payments at 20% per annum. The term of the loans was through June 30, 2006 and the promissory notes gave the Sentient Entities the right after any default to convert the loans and any accrued but unpaid interest into 4.5 percent of NSI’s capital stock. At the time the Sentient Entities provided the additional loans, NSHI had not repaid its Series A Debentures that were due on September 30, 2005 nor had it paid all interest due on its Series A, B1, B2 and C Debentures. The Sentient Entities, AmerAlia, NSHI and NSI completed a Forbearance Agreement, effective November 1, 2005, under which the Sentient Entities would not declare an event of default nor exercise their rights under their securities before March 31, 2006 provided that certain conditions including the conversion of AmerAlia’s Series A Debentures into NSHI equity were met. Again, these conditions were not met but AmerAlia continued its discussions with Sentient and its lenders to recapitalise the company and its subsidiaries, as follows.

OUR RECAPITALIZATION PLAN

We believe we have accomplished many milestones since we acquired the WRNM assets from IMC Global in February, 2003 and the subsequent financial closing with the Sentient Entities in March 2004. Meanwhile, we have found that our current financial structure and obligations described above have hindered our ability to raise new equity or debt. However, it is the achievement of these milestones that has enabled us to formulate a plan to recapitalize the company. This plan requires the simultaneous agreement of a number of parties to establish a simpler structure and more conventional financing arrangements.

Management of AmerAlia is currently holding constructive discussions with its major lenders to convert a significant amount of its debt into equity. These lenders include the Sentient Entities and various investors who advanced or guaranteed loans to AmerAlia. However, as these discussions are not yet finalised, we cannot offer any assurance that the contemplated transactions will occur.

Standstill Agreement with Sentient

On July 28, 2006 we entered into a standstill agreement with the Sentient Entities under which we have agreed that for a period of thirty days (subsequently extended to October 30, 2006) or until our restructuring discussions are no longer fruitful to each party, neither we nor Sentient will take any action which could or might make it more difficult for the proposed transaction described below to occur. Concurrently, we received a letter from Sentient dated July 6, 2006 serving notice exercising its right to convert its Series B2 debenture into NSI common stock. Sentient agreed to stay the conversion through the period of the standstill agreement. We further agreed to proceed with the proposed reconstruction in good faith.

AmerAlia, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2005

Proposed Transaction with Sentient

Sentient has, subject to several conditions, orally committed to convert all of (i) its Series A debentures and all accrued interest thereon, (ii) its Series B1 and B2 debentures and all accrued interest thereon, (iii) its entitlement to contingent interest, and (iv) the outstanding $1,000,000 working capital loan provided to NSI and interest thereon, into an approximate 50% direct equity interest in NSI.

If completed, the contemplated transaction will extinguish all existing and contingent liabilities to Sentient.

Memorandum of Understanding - the Jacqueline Badger Mars Trust, Robert Woolard and Charles D. O’Kieffe

AmerAlia has completed a Memorandum of Understanding with the holders of the Series C Obligations estimated to be approximately $14,692,600 at September 30, 2006. These obligations are mostly secured by a NSHI Series C Debenture issued to AmerAlia.

AmerAlia has not complied with the terms of these loans but has not received any notices of default.

The Memorandum of Understanding anticipates that AmerAlia’s subsidiary, NSHI, will extinguish all the Sentient debentures and working capital loan, accrued interest and rights to contingent interest for the transfer of approximately one half of its shares in NSI as set forth above. The Memorandum also agrees the following:

•	NSHI will be the only holder of shares of NSI common stock that are not owned by Sentient.
•	NSHI and Sentient will enter into a shareholder agreement to govern their various rights and responsibilities.
•	NSI will replace BLM and other bonds that are currently guaranteed by the Mars Trust as a pre-condition of the recapitalisation.
•	All inter-company loan accounts between NSHI and NSI and between NSHI and AmerAlia will be extinguished.
•	AmerAlia will convert its NSHI preferred stock for NSHI common stock.
•	AmerAlia shall convert its NSHI Series A Debenture and accrued interest into NSHI common stock and raise funds to repay or else renegotiate its Series A notes.
•	AmerAlia, the Mars Trust, Woolard & O’Kieffe will enter into a shareholders agreement that shall govern the conduct of the parties and the management of NSHI concerning, amongst other things:
o	The appointment of a NSHI Board of Directors representative of the relative ownership of the company held by each shareholder.
o	The distribution of cash received from NSI whether by dividends or from funds of any other nature representing profits paid by NSI to NSHI.
o	The circumstances under which shareholders may contribute additional capital to NSHI to support NSHI’s share of any additional capital investment in NSI.
o
NSHI shares must be convertible into NSI shares upon the occurrence of specific triggering events. These events are the bankruptcy of AmerAlia or the failure of NSI to remit cash to its shareholders according to criteria still to be determined.

o	AmerAlia’s first right of refusal to acquire NSHI shares offered for sale by other shareholders.
•	NSI shall enter into a formal management or professional services agreement with AmerAlia that is independent of NSHI.
•
The apportionment of shareholdings of NSHI will be based on an accurate determination of liabilities on September 30, 2006 and an agreed total capitalisation of $51 million for NSHI. The resulting conversion of these obligations and preferred stock is estimated to be:

AmerAlia, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2005

	Pro forma obligation	Outcome upon conversion to common stock
	at Sept. 30 ‘06	# Shares	%
Mars Trust	$ 11,953,256	24,555	23.4
O’Kieffe	1,770,851	3,638	3.5
Woolard	968,539	1,990	1.9
Sub-total - Series C Obligations	$ 14,692,646	30,182	28.8

Series A Debentures*	4,375,000	8,987	8.6
Series A Interest*	750,625	1,542	1.5
AmerAlia - preferred stock	6,355,000	13,055	12.5
AmerAlia current shareholding	24,826,729	51,000	48.7
Sub-total - AmerAlia	36,307,354	74,584	71.2
TOTAL	$51,000,000	104,766	100.0
* Some of these shares may be transferred to current holders of AmerAlia’s Series A Notes - see below.

The Sentient Entities are not parties to this Memorandum of Understanding.

Holders of AmerAlia’s Series A Notes

These “Series A Notes” are secured by a NSHI Series A Debenture issued to AmerAlia for $3,775,000 and AmerAlia’s shares of NSHI common stock.

At the date of this report, AmerAlia is discussing with some of these note holders the possibility of issuing new short term promissory notes secured by AmerAlia’s shares in NSHI or to transfer shares of NSHI common stock in satisfaction of the Series A notes and accrued interest.

Unsecured Creditors

Upon the conclusion of these transactions and in addition to any remaining promissory notes issued to the Series A note holders, AmerAlia will have liabilities to various unsecured creditors. These include trade creditors, a judgement in favour of Marvin H Hudson, a promissory note due to HPD, Inc. and amounts due to officers and directors representing accrued compensation, reimbursement of expenses and advances, and interest accruals. These obligations total approximately $5 million. AmerAlia intends to raise new funds and negotiate settlement of its outstanding obligations.

Discussion.

If the transactions described above are completed as contemplated, then AmerAlia will own up to approximately 71% of NSHI which, in turn, will own approximately 50% of NSI. Apart from the residual Series A promissory notes and the unsecured creditors identified above, AmerAlia will have substantially eliminated its debt obligations. It will also have taken away the overhanging contingent interest obligation which has made raising new debt or equity impossible.
Upon completion, this recapitalization program will enable us to present a much simpler financial structure and to focus on our business activities encompassing our extensive sodium resource, sodium bicarbonate business, extensive water rights and our interest in gaining a prospective oil shale lease over our existing sodium leases.

Consequently, we shall be seeking additional equity investment in the company to repay the remaining creditors and to fund AmerAlia’s share of additional capital investment required in NSI. Thus, existing shareholders may be subject to some dilution of their equity.

Points of negotiation may still exist on accomplishing this recapitalisation between Sentient and the holders of the Series C Obligations that still have to be resolved.

AmerAlia, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2005

EMPLOYEES

AmerAlia’s day to-day business activities are managed by Mr. Bill H. Gunn, Chairman and President; and Mr. Robert van Mourik, Executive Vice President and Chief Financial Officer. See Item 10 “Executive Compensation”. They are supported by a management team encompassing production, sales & marketing, financial, environmental compliance and humans resources. Natural Soda, Inc. now has 35 employees.

RISK FACTORS

• NSHI and its operations are highly leveraged which increases the risk of default and the loss of collateral to our lenders.

NSHI debt comprises $26 million due to the Sentient Entities and a further $4.375 million of senior debt due to AmerAlia. All of this debt bears interest at various rates up to 34% per annum as described above under “Long-Term Financing Agreements”. However, if there is a default on any debenture then we are obliged to repay the Series A and B debentures, including all contingent interest, before any other debentures are repaid. The $10,125,000 of Series A Debentures were due September 30, 2005. If this recapitalization cannot be accomplished and there is a default, we may lose all of our interest in all of our assets including the assets we previously held as well as all of the assets acquired from WRNM. We cannot offer any assurance that NSHI will be able to pay its obligations when due.

In addition, we retain approximately $20 million of debt and creditor obligations of which $4.25 million is due to the investors who subscribed the new funding, approximately $9.9 million due to the Bank of America, approximately $963,400 due to the Mars Trust as at June 30, 2005, approximately $2.3 million due to accredited investors at June 30, 2005 and the $1.2 million note due to U.S. Filter. If we default in paying our other creditors, the Sentient Entities have a right to declare a default on the debentures and foreclose on our assets. If the Sentient Entities declare a default and foreclose on our assets, we will have no operating assets and our equity will have no value.

• Apart from our obligation to pay interest to the Sentient Entities, our ability to service our additional debt obligations is entirely dependent on interest and dividend payments we receive from NSHI, or else from new debt or equity offerings.

AmerAlia is obliged to pay all interest income it receives from NSHI to the AmerAlia promissory note holders and other debt providers. Our only other income has been from the fees we received under the management agreement which expired September 30, 2005. There can be no assurance that AmerAlia will receive sufficient cash flow to meet its financial obligations because of the significant amount of these obligations burdening AmerAlia. Any default by AmerAlia in servicing its long term financing obligations will cause a default under the debentures issued by NSHI and the possible loss of all collateral for such debentures.

AmerAlia is also required to repay or else refinance its obligation to the Bank of America when due in January, 2007. AmerAlia has pledged its Series C Debentures to the Mars Trust as guarantor of this loan. If we fail to pay the Bank of America the Mars Trust can foreclose and take possession of the Series C-1 Debenture under its guaranty agreement. This would cause all debentures to fall into default, in which case the Sentient Entities will foreclose on our assets.

• AmerAlia has large accumulated losses, we expect future losses and we may not achieve or maintain profitability.

We have incurred substantial losses and used substantial cash to support our activities through the development stage, complete our acquisition, refurbish our plant and sustain our activities to date. Our net losses were approximately $26 million through June 30, 2005 and we had a deficit of shareholders’ funds at that date. We will continue to lose money unless we significantly increase our revenues. We cannot predict when, if ever, we will operate profitably.

AmerAlia, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2005

• AmerAlia relies on key employees in NSI to manage its operations and may have difficulty replacing them if they were to leave our employ.

While Mr. Gunn is intensively involved in NSI’s management, we conduct our operations with a relatively small management team so the loss of an employee through an extended illness or resignation can adversely impact our capacity to successfully fulfill our obligations and thereby impact our sales, margins and operating profitability.

• AmerAlia’s pricing of its products is determined in a competitive environment in which we are not generally able to lead prices.

Our industry is dominated by Church & Dwight, a long time manufacturer of the Arm & Hammer brand of baking soda and related products. Our major competitors also include FMC and Solvay, major corporations with considerable resources, marketing expertise and broader access to customers than we do. We may not be able to maintain our competitive position against some current and future competitors. Consequently, if there is a price war with the major companies that dominate the industry our margins and profitability may be threatened. From time to time, we may need to reduce prices for some of our products to respond to competitive and customer pressures and to maintain market share. Consequently, our operating results may suffer.

•	The loss of any of our principal customers could significantly lower our sales and profitability.

We primarily sell our animal feed grade product through customers who act as distributors. The largest of these in tonnage and revenue is Bunnett & Company who account for the majority of our animal feed sales. In addition, we sell most of our higher grade products through Vitusa Products, Inc. of Berkeley Heights, New Jersey. We do not have written distribution agreements with Bunnett or Vitusa and the loss of all or part of their business could be injurious to our sales, margins and profitability. Our five largest customers constituted approximately 71% of our sales through June 30, 2005 and represented about 72% of our accounts receivable at June 30, 2005. Consequently, there is also a concentration of credit risk associated with the continuing successful performance of these customers.

• NSI may not be able to continue to recover sodium bicarbonate economically or at all from the sodium leases and if so, we cannot service our debt obligations.

This is a high fixed cost business and if there are underground production problems that cause difficulties in recovering product or if we are unable to sell sufficient tonnages, the relatively high fixed operating costs applied to a low volume of sales may cause the operation to be unviable. Our resource of naturally occurring sodium bicarbonate also includes pockets of sodium chloride. The presence of too much sodium chloride in our pregnant liquor adversely impacts plant productivity and potentially may cause a reduction in the amount of sodium bicarbonate that might be recovered from a cavity. Solution mining from cavities with a high percentage of sodium chloride would probably be uneconomic and such cavities would have to be abandoned.

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

AmerAlia, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2005

• NSI’s water rights may be threatened by potential competitors for water.

For the past several years water users and potential water users in the Piceance Creek Basin have not engaged in significant litigation over respective claims to water rights. The development of an oil shale industry will likely require significant quantities of water. If the oil companies competing in the oil shale industry determine that the water supplies must be developed immediately and there is an advantage in thwarting the operations of other oil companies, major litigation could occur among the parties, including NSI. There is also the risk that another water user might assert some claim with respect to a pending application or file another application in order to attempt to terminate a water right. Such actions could cause NSI to incur significant legal costs to defend its rights.

• The long-term financing agreements allow the conversion and exchange of the Sentient debentures for AmerAlia stock that may result in the issuance of a significant number of shares which would dilute the ownership of the current AmerAlia shareholders.

One exit strategy for the Sentient Entities is to exchange their interests in the Series B1 and Series B2 debentures for AmerAlia common stock at a value equal to 85% of market prices. This could result in the issuance of more than 80 million shares of AmerAlia common stock at their current prices. This could substantially increase the number of shares of AmerAlia common stock currently outstanding and could result in a substantial dilution in the interests of the existing AmerAlia shareholders. If issued, the Sentient Entities would control AmerAlia. Furthermore, the existence of the large number of shares potentially issuable may make it more difficult for AmerAlia to raise the financing that it may require in the future.

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

ITEM 2. DESCRIPTION OF PROPERTY

AmerAlia through its subsidiaries is a lessee of United States Sodium Mineral Leases C-0118326, C-37474, C-0118327 and C-0119986 covering 8,223 acres and Sodium Lease No. C-0119985 covering 1,320 acres in Rio Blanco County, Colorado, USA. These are described more fully in Item 1. - "Business", above.

The plant consists of a single building with boilers, centrifuge, and other equipment capable of producing various grades of sodium bicarbonate at more than 110,000 tons per year. There are also several other buildings associated with the plant which are used for bulk storage (one building of approximately 50 feet in diameter with a storage capacity of 3,000 tons) and three small sheds (lube storage shed, fire pump house shed, and hazardous materials shed). The plant, the bulk storage facility, and one of the sheds are of metal construction, and the other two sheds are of wood construction, each on concrete pads. In management’s opinion, the plant facilities are adequately insured.

NSI has real property owned in fee simple that is used for the existing water storage reservoir of about 35.8 acres, about 25 miles east of the plant. NSI also leases a 29,988 square-foot warehouse in Rifle, Colorado, from an unaffiliated landlord.

AmerAlia, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2005

ITEM 3. LEGAL PROCEEDINGS

In June 2002, the El Paso County, Colorado, District Court entered judgment against AmerAlia in AmerAlia, Inc. v. Marvin H. Hudson (case no. 99-CV-3050) in the amount of $374,100. This case developed from a dispute between AmerAlia and Mr. Hudson regarding the existence of an employment contract and certain of Mr. Hudson’s actions taken while an officer of AmerAlia. On April 8, 2004 Mr. Hudson served a Garnishment Writ on NSHI and NSI to which NSHI and NSI have responded denying they held any unencumbered assets that belong to AmerAlia. AmerAlia and Mr. Hudson have discussed payment terms but have not reached agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information.

Since August 20, 2002, AmerAlia has been listed on the OTC Bulletin Board. The highest and lowest closing prices for AmerAlia's common stock as provided by online services for the past two fiscal years and subsequent quarters are pro-vided in the table below. These prices do not include allowance for retail mark-up or mark-down, commissions or other transaction costs.

	Highest Price	Lowest Price
For the Quarter Ended	For the Quarter ($)	For the Quarter ($)
September 30, 2004	0.85	0.46
December 31, 2004	0.95	0.95
March 31, 2005	0.95	0.95
June 30, 2005	0.65	0.65
September 30, 2005	1.05	0.38
December 31, 2005	1.25	0.25
March 31, 2006	1.02	0.20
June 30, 2006	0.90	0.30
September 30, 2006	0.50	0.20
December 31, 2006	0.55	0.35

(a) Holders.

The number of record holders of our Common Stock on June 30, 2005 was approximately 414.

(c)	Dividends.

AmerAlia has not paid dividends on its Common Stock and has no plans to pay cash dividends in the future.

(d) Securities authorized for issuance under equity compensation plans.

The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of the fiscal year ending June 30, 2005.

AmerAlia, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2005

Equity Compensation Plan Information (1)
Plan Category and Description	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	952,500	$0.65	460,000
Equity compensation plans not approved by security holders (2)	635,000	$1.66	-0-
Total	1,587,500	$1.05	460,000

(1)	This does not include options held by management and directors that were not granted as compensation. In each case, the disclosure refers to options or warrants unless otherwise specifically stated.
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

Date of Issue	No. of shares	Recipients	Consideration	Reliance on exemptions	Conversion terms	Notes
(a)	(a)	(b)	(c)	(d)	(e)
Sept. 2004	26,470	An accredited investor	Exercise of options	See Note 1	None
Oct 2004	15,833	Director of AmerAlia	Exercise of options	See Note 1	None
Oct 2004	Nil	An accredited investor	$100,000 promissory note issued for cash	See Note 1	None
April 2005	Nil	Directors of AmerAlia or their affiliates	$500,000 promissory notes issued for cash and satisfaction of unpaid obligations	See Note 1	None	2
June 2005	75,000	Directors of AmerAlia	Exercise of options	See Note 1	None
Sept 2005	8,333	Creditor	Part debt settlement	See Note 1	None
Dec 2005	60,000	Creditor	Part debt settlement	See Note 1	None
Dec 2005	137,500	Directors of AmerAlia	Exercise of options	See Note 1	None
June 2006	50,000	Directors of AmerAlia	Exercise of options	See Note 1	None
Notes:
1.
No underwriters were involved in the transactions. The issuance of the shares was accomplished pursuant to the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act of 1933.

2.	See Item 1(b) at “AmerAlia Funding”.

AmerAlia, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2005

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(b) Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our business is to be a profitable natural products company through our ownership of our natural sodium leases and water rights. We are currently involved in the production of various grades of sodium bicarbonate recovered from our naturally occurring resource of nahcolite using solution mining. We are planning to utilize our unused water rights during the next year

Our management has focused primarily on improving the business performance of our principal operating subsidiary, Natural Soda. We have directed these efforts toward our twin objectives of being a low cost producer of all grades of sodium bicarbonate and increasing our market penetration of the North American market for sodium bicarbonate, commonly called baking soda. We consider that we have advanced these two objectives but as yet have not achieved our full capabilities.

We believe that we are capable of being a low cost producer of sodium bicarbonate as we produce product by solution mining, crystallization, drying and screening product rather than by chemical manufacture. Typically, sodium bicarbonate is produced by carbonating sodium carbonate with carbon dioxide. Our nahcolite resource is a naturally occurring form of sodium bicarbonate and does not require any additional carbonation process. This should make it less expensive to produce than some other more typical methods.

We believe that most of our plant costs are fixed in nature. Consequently, our costs of production on a per ton basis are sensitive to variations in the volume of production. Our plant and associated cavities have a nameplate capacity of 125,000 ton of production per year. The facility has, principally for reasons of market limitations, never produced at or near nameplate capacity. Its highest production was 101,000 tons in CY2000. Since the plant has never produced at nameplate capacity we are unable to determine the actual current capacity of the mine and plant although we believe that its capacity under the current configuration of the facilities would exceed 110,000 tons per year.

Fiscal year 2004 was the first complete fiscal year of our ownership of the plant. Our annual sales are shown in the following table:

FY	Sales (tons)	% Change
2004	84,103
2005	85,038	+1.1
2006	88,910	+4.6

AmerAlia, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2005

This performance is illustrated on a quarterly basis in the following graph.

We believe that with sufficient market demand for our product our average unit costs of production net of packaging and freight per ton would fall as our predominantly fixed costs are absorbed by the increased tonnages produced.

Our variable costs are principally the amortization of the solution mining cavity investment and costs incurred for natural gas, electric power, packaging and freight. Natural gas costs have fluctuated widely over recent years but have generally shown an increasing trend and impacted our costs; however, this experience is shared with other producers as well.

In order to be a reliable producer of sodium bicarbonate it is necessary to have operating cavities that can assure supply. Our operations to recover sodium products from these leases are governed by a BLM approved mine plan.  Currently, we are recovering sodium bicarbonate from three cavities for which we have authority, as of August 31, 2006, to recover up to approximately 360,460 tons of sodium bicarbonate.  The Bureau of Land Management has also authorised us to recover up to 297,440 tons of sodium bicarbonate from a new cavity.  Therefore, we currently have approval to recover approximately 657,900 tons from our resource at this time.  During FY2006 we drilled this cavity but we have not brought it into production yet and we have encountered significant problems that will require further additional expenditure.

We believe that NSI is now the second largest supplier of sodium bicarbonate in North America. The sodium bicarbonate industry is generally mature and growth is somewhat aligned to the general rate of GDP growth. Our ability to increase market share is therefore largely related to our ability to lower costs and improve product differentiation. We intend to proceed with our plans to gradually increase production and sales without adversely affecting market prices.

AmerAlia, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2005

In addition to our ownership of a very extensive sodium resource, we also own significant water rights that are comprehensively discussed in Item 1, “Business”, above. Our sodium leases are situated in an area that is receiving extensive interest and publicity for the prospective development of its oil shale resources. If an oil shale industry develops it will likely require access to large quantities of water which we are capable of supplying. However, we have rights to far greater volumes of water than we anticipate will be required for this purpose and we are investigating how we can exploit this significant asset.

Gross revenues of $14,141,500 in FY2005 were 12.2% higher than the $12,609,041 earned in FY2004 due mainly to higher prices and cost recoveries. Cost of goods sold of $15,022,730 also increased by 7.9% over FY2005 $13,924,329 due to higher production and distribution costs. The resulting gross deficit was reduced to $881,230 from the $1,315,288 incurred in the previous year. General and administrative expenses were 14.2% lower than the previous year; $1,234,744 compared with $1,439,077. Consequently, the loss from operations was reduced to $2,124,001 from $2,762,140, a reduction of 23.1%. Interest expense increased 1.7% to $2,701,165 from $2,655,045 although the amortisation of financing costs was reduced to $1,845,702 from $2,001,959, a reduction of 7.8%. These financing costs represent the amortisation of outlays previously capitalised and the remaining balance of these capitalised deferred financing costs will be amortised in the September 2005 quarter. However, interest costs will increase in FY2006 as the interest payable under the Sentient debentures increases in accordance with the graduated terms of those debentures. The resulting net loss was reduced to $6,650,032 from $7,306,485 in the prior year, a reduction of 9.0%.

Liquidity and Capital Resources

During the year we sourced funds by raising $600,000 through the issue of promissory notes to accredited investors, directors and their affiliates; through increasing our reliance on creditors and increased accruals ($393,314); the accrual of interest payable ($1,321,189); the accrual of compensation, expenses and advances from related parties (totalling $701,225); and releasing funds through reductions in prepaid deposits, expenses and inventory ($288,869). We utilized our funds in further investment in property and equipment ($608,592), cavity and well development ($498,489); a reduction in our asset retirement obligation provision ($532,746); a reduction in accounts and interest receivables ($529,565); payments on capital leases ($57,343) and funding our operating loss.

Throughout FY2006 we have relied again on the support of our lenders to further accrue our interest obligations while we established our new cavity. Some production difficulties in the December quarter hampered our supply and we had to buy in product to meet customer requirements. This resulted in additional costs of about $100,000. In November 2005 we received a working capital loan of $1 million from the Sentient Entities and we factored our accounts receivable to release funds needed to meet cost over-runs on our new cavity.

We have continued our discussions with Sentient, our other secured lenders, related parties and creditors with a view to recapitalising AmerAlia and its subsidiaries to provide a more stable financial structure. These discussions are comprehensively reported under Item 1(b) “Business of Issuer” under “Our Recapitalization Plan”.

We do not expect the sale of any significant equipment nor any significant change in the number of our employees now that we have established our staffing requirements. Our objective in product research and development is to identify customer needs that present niche opportunities for our products though being focused on our customers and their needs.

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

AmerAlia, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2005

ITEM 7. FINANCIAL STATEMENTS

The financial statements are attached to this report following Signatures.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 and Item 307 of Regulation S-B, AmerAlia carried out an evaluation of the effectiveness of the design and operation of AmerAlia’s disclosure controls and procedures as of June 30, 2005. This evaluation was carried out under the supervision and with the participation of AmerAlia’s Chief Executive Officer and its Chief Financial and Accounting Officer, who concluded that AmerAlia’s disclosure controls and procedures were effective as of June 30, 2005. During the fiscal year ended June 30, 2005 there were no significant changes in AmerAlia’s internal controls or in other factors, which have materially affected or are reasonably likely to materially affect internal controls over financial reporting.

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

ITEM 8B. OTHER INFORMATION

None.

AmerAlia, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2005

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

Name & Age	Position	First Elected
Or Appointed
Bill H. Gunn (64)	Chairman of the Board,	02/84
	President & CEO of AmerAlia, Inc.	09/90
Robert C.J. van Mourik (53)	Director,	01/89
Executive Vice President & Chief Financial Officer,
Secretary & Treasurer of AmerAlia, Inc.
Neil E. Summerson (58)	Director, Professional Company Director (1)	09/90
Geoffrey C. Murphy (65)	Director, Retired (1,2)	06/99
James V. Riley (69)	Director, Chairman of Clear Channel Airports, Inc. (1,2)	10/01
Robert C. Woolard (70)	Director, Chairman of Wool-RACKS Holdings, Inc (2)	05/04
J. Jeffrey Geldermann (56)	Director, President, Credentials, Inc.(2)	06/04
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

AmerAlia, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2005

ROBERT VAN MOURIK

Mr. van Mourik has served as Executive Vice President, Chief Financial Officer, Treasurer and Secretary of AmerAlia since 1989 and was elected a director in September 1990. He graduated in 1974 with a Bachelor of Applied Science (Applied Chemistry) from the Victoria Institute of Colleges, Australia and in 1981 with a Master’s Degree in Business Administration from the University of Newcastle, Australia. He is a Fellow of the Australian Institute of Company Directors.

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

GEOFFREY C. MURPHY

Mr. Murphy is semi-retired, working as a general business consultant.  From September 1, 2001 to September 30, 2004 he was employed as the appointed Senior Vice President of Citrico Holdings, Inc., a company engaged in the manufacture of lemon-based products.  In August, 2004 a guarantor of loans secured by the stock of Citrico International Ltd., an operating subsidiary of Citrico Holdings, took control of the stock of Citrico International and is proceeding to liquidate Citrico International. This liquidation is nearly complete and Citrico has largely ceased operations. Prior to his appointment to Citrico, Mr. Murphy was, for more than five years, a principal of Coloney Von Soosten + Associates Inc., a consulting firm located in Kenilworth, Illinois.  Mr. Murphy graduated with a Bachelor’s degree from Dartmouth College, and a Master’s of Business Administration from the Amos Tuck School of Business Administration at Dartmouth College.

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

AmerAlia, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2005

(b) Identification of Significant Employees.

In addition to the executive officers discussed above, AmerAlia employs in its Natural Soda subsidiary two significant employees. They are David Luzmoor, Director of Operations, and Brad Bunnett, Director of Sales and Marketing.

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

Brad Bunnett was Vice President of Sales & Marketing for Energy Supplements International in Fullerton, California from July 2002 until he joined NSI in April 2004. From March 2002 until July 2002 he identified and negotiated a buyout of a shareholder in Energy Supplements International, a company in which the Bunnett family has a financial interest. From January 2001 until July 2002, he was Vice President of Sales and Marketing for Austin-Tetra, Inc. of Irving, Texas and previously a Vice President of Sales for Computer Associates.

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

AmerAlia, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2005

(f) Identification of the Audit Committee.

Members of the Audit Committee are Messrs. Neil E. Summerson (Chairman), Geoffrey C. Murphy and James V. Riley. The purpose of the Audit Committee is to provide assistance to the corporate directors in fulfilling their responsibility to the shareholders, potential shareholders and the investment community relating to corporate accounting, reporting practices and the quality and integrity of the company’s financial reports. The committee engages the services of the auditors. Each of the members of the audit committee is independent as that term is defined in Rule 4400(a)(15) of the Nasdaq listing standards. The committee held four formal meetings during the fiscal year ended June 30, 2004 and four meetings subsequently through June 30, 2005.

(g) Compensation Committee.

A compensation committee comprising the non-executive directors of the Board of Directors was first formed early in 1993 and determined the compensation payable to Messrs. Gunn and van Mourik, as set out below. The compensation committee now comprises Messrs. Murphy, Riley, Woolard and Geldermann; none has been an officer nor an employee of AmerAlia or any of our subsidiaries during the fiscal year ended June 30, 2004, or subsequently. None of Mr. Murphy, Mr. Riley, Mr. Woolard or Mr. Geldermann has any other direct or indirect relationship with AmerAlia requiring disclosure by us pursuant to Item 401 of Regulation S-K. Furthermore, no executive officer of AmerAlia served as a member of the compensation committee (or similar committee) of another entity that dealt with compensation paid to any member of our compensation committee, or with which any other interlocking relationship exists.

The compensation committee held one formal meeting during the fiscal year ended June 30, 2005. The compensation committee has the authority to review and make recommendations to our Board of Directors with respect to the compensation of our executive officers.

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

Based solely on its review of the copies of the reports it received from persons required to file, AmerAlia believes that during the period from July 1, 2004 through June 30, 2005, all filing requirements applicable to officers, directors, and greater-than-10% shareholders were met in accordance with the requirements of Section 16(a) except that filings on Form 4 reporting the grant of options to Bill H. Gunn, Robert van Mourik, Neil E. Summerson, Geoffrey C. Murphy and James V. Riley in April, 2004 were not filed until October 2004.

ITEM 10. EXECUTIVE COMPENSATION

(a) General.

The following sets forth the compensation information in accordance with the requirements of Item 402 of Regulation S-B.

(b) Summary Compensation Table.

The following table sets forth information regarding compensation paid to our executive officers during the three fiscal years ended June 30, 2005. Messrs. Gunn and van Mourik were the only executive officers receiving or accruing compensation exceeding $100,000 during fiscal 2005, as shown below. None of our officers are subject to employment agreements.

We have no plans for the payment or accrual for payment of any amounts to any executive officer in connection with his resignation, retirement, or other termination, or change of control or change in the executive officer's responsibilities.

AmerAlia Annual Report on Form 10-KSB for year ended June 30, 2005

AmerAlia, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2005

Name & Position	Year	Annual Compensation (a)			Long Term Compensation			All Other Compensation
		Salary	Bonus	Other	Awards		Payout
					Restricted Awards	Options & SARs	LTIP Payout
Bill H. Gunn, President & Chief Executive Officer	2005 2004 2003	$200,000 $200,000 $200,000	-0- -0- -0-	$14,000 (b) $14,000 (b) $14,000 (b)	-0- 320,000 (c) -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Robert van Mourik, Chief Financial Officer & Executive Vice President	2005 2004 2003	$150,000 $150,000 $150,000	-0- -0- -0-	$14,000 (b) $14,000 (b) $14,000 (b)	-0- 320,000 (c) -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Notes:	(a)
At June 30, 2005 accrued unpaid compensation, expenses and advances to the company of $350,710 and $361,441 were due to Bill H. Gunn and Robert van Mourik (At June 30, 2004: $290,911 and $323,854 respectively).

(b)  Directors fees
(c)	See Options/SAR Granted During Year Ended June 30, 2004, below.

(c) Options/SAR Granted During Year Ended June 30, 2005

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

(d) Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table.

No officer exercised stock options during the fiscal year ended June 30, 2005. The following table sets forth information regarding the year-end value of options and Stock Appreciation Rights held by the Chief Executive Officer and the other named officers on June 30, 2005.

Name	Shares acquired on exercise	Value realized	# of unexercised options at FY end (exercisable/ unexercisable)	Value of in-the-money options at FY end (exercisable/ unexercisable)
Bill H. Gunn	-0-	-0-	610,000/-0-	-0-/-0-
Robert van Mourik	-0-	-0-	495,000/-0-	-0-/-0-

AmerAlia, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2005

Name	Shares acquired on exercise	Value realized	# of unexercised SAR’s at FY end (exercisable/ unexercisable)	Value of in-the-money SAR’s at FY end (exercisable/ unexercisable)
Bill H. Gunn	-0-	-0-	70,000/-0-	-0-/-0-

No other Stock Appreciation Rights have been granted, or are held by, any such person except that in May, 2006 the Board of Directors of AmerAlia agreed to grant options to Bill H. Gunn and Robert van Mourik as an incentive to complete the recapitalization proposals before the Sentient Entities and the holders of the Series C secured obligations. These are options to acquire one million shares each at $0.45 per share until December 31, 2009 and vest upon the conversion of Sentient’s contingent interest rights and the Series C obligations into equity in the Company or its subsidiaries.

(e) Long Term Incentive Plan -- Awards in Last Fiscal Year

AmerAlia has no long term incentive compensation plans, defined benefit plans, or actuarial plans. There are no plans to pay bonuses or deferred compensation to employees of AmerAlia except that in May 2006 the Board of Directors of AmerAlia agreed to pay a bonus of $750,000 to each of Bill H Gunn and Robert van Mourik upon the completion of the recapitalization proposals before the Sentient Entities and the holders of the Series C secured obligations to convert their obligations into equity in the Company or its subsidiaries.

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

(f)(2) Other Arrangements.

Except as described herein, no officer or director of AmerAlia has been or is being paid any cash compensation, or is otherwise subject to any deferred compensation plan, bonus plan or any other arrangement and understanding whereby such person would obtain any cash compensation for his services for and on behalf of AmerAlia except that for the financial years ended June 30, 2005 and 2004 an allowance for interest on unpaid outstanding compensation, directors fees and expenses reimbursement was accrued as follows:

	June 30	June 30
	2005	2004
Robert van Mourik	$ 43,608	$ 48,019
Bill H. Gunn	41,096	38,738
Geoffrey C. Murphy	8,436	8,757
Neil E. Summerson	3,832	8,754
James V. Riley	2,358	3,308
Robert C. Woolard	846	-
J. Jeffrey Geldermann	638	-
	$ 100,814	$ 107,576

AmerAlia, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2005

In addition, to the vesting of the options discussed under Executive Compensation, above, upon the completion of the recapitalization proposal, a bonus of $750,000 would become payable to each of Bill H. Gunn and Robert van Mourik upon the issue of the new equity to the Sentient Entities and the holders of the Series C securities.

2001 Directors’ Incentive Plan:

In March 2001, the Board of Directors adopted a plan by which each director (who is not an employee or officer) is granted:
•	An option to purchase 75,000 shares at current market price upon joining the Board of Directors; and
•	An option to purchase 37,500 shares at current market price if a non-executive director on July 1 of each year.

The exercise price for these options is the average of the closing price of our Common Stock for the twenty trading days preceding each grant date, and the options have a three-year term. All options granted under this plan vest and are exercisable six months after the date of grant.

Under this plan on July 1, 2004 (during the fiscal year ended June 30, 2005), we granted 37,500 options to acquire shares of Common Stock at $0.53 per share until June 30, 2007 to each of the following non-executive directors:
• Geoffrey C. Murphy
• Neil E. Summerson
• James V Riley and
• Robert A. Cameron (who retired from the board on June 25, 2004).

On July 1, 2005, we also granted 37,500 options to acquire shares of Common Stock at $0.54 per share until June 30, 2008 to each of the following the non-executive directors:
• Geoffrey C. Murphy
• Neil E. Summerson
• James V Riley
• Robert C. Woolard and
• J. Jeffrey Geldermann.

On July 1, 2006, we also granted 37,500 options to acquire shares of Common Stock at $0.42 per share until June 30, 2009 to each of the following the non-executive directors:
• Geoffrey C. Murphy
• Neil E. Summerson
• James V Riley
• Robert C. Woolard and
• J. Jeffrey Geldermann.

During the 2005 fiscal year Messrs. Summerson, Cameron and Riley each exercised options to acquire 37,500 shares at $0.55 per share. During the 2006 fiscal year Messrs. Summerson, Murphy and Riley each exercised options to acquire 37,500 shares at $0.55 per share.

(g)	Employment Contracts and Termination of Employment and Change-in-Control Arrangements.

AmerAlia has no compensation plan or arrangement with respect to any executive officer which plan or arrangement results or will result from the resignation, retirement or any other termination of such individual's employment with AmerAlia. AmerAlia has no plan or arrangement with respect to any such persons which will result from a change in control or a change in the individual's respon-sibilities following a change in control.

(h) Report on Repricing of Options/SARs.

Not applicable, as no options or SARs were repriced during the fiscal year ended June 30, 2005.

AmerAlia, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2005

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) and (b) Security Ownership of Certain Beneficial Owners and Management

At December 26, 2006 , we had one class of outstanding voting securities, our common stock (referred to herein as the “Common Stock”). The following table sets forth information as of December 26, 2006 on the ownership of the Common Stock for all directors, individually, all executive officers named in the compensation table, all executive officers and directors as a group, and all beneficial owners of more than five percent of the Common. The following shareholders have sole voting and investment power with respect to the shares unless indicated otherwise.

Name & Address	Amount & Nature	Percent of
of Beneficial Owner	of Beneficial Ownership	Common Stock

Bill H. Gunn	1,678,060 (1)	9.0%
Robert van Mourik	1,671,384 (2)	9.0%
Robert C. Woolard	1,443,293 (3)	8.1%
James V. Riley	863,233 (4)	4.9%
Neil E. Summerson	362,500 (5)	2.1%
Geoffrey C. Murphy	295,000 (6)	1.7%
J. Jeffrey Geldermann	313,600 (7)	1.8%
Officers & Directors as a Group (7 persons)	6,627,070 (8)	30.75%
Jacqueline Badger Mars, as trustee	7,929,820 (9)	46.0%
6885 Elm St, McLean VA 22101
Karen O. Woolard	1,443,293 (10)	8.1%
219 Eagle Pointe Drive, Branson, MO 65616
Charles D. O’Kieffe	1,113,293 (11)	6.2%
523 Washington Ave, Wilmette, IL 60091
Sentient Global Resource Fund I, LP and
Sentient Global Resource Trust No. 1
(the "Sentient Entities")	33,541,176 (12)	69.2%
George Town, Grand Cayman, Cayman Islands
(1)

Mr. Gunn: Includes 96,125 shares of Common Stock owned by Gunn Development Pty. Ltd. (of which Mr. Gunn is a controlling shareholder); options to acquire 24,000 shares at $1.00 until March 19, 2008 held by Gunn Development Pty Ltd; and options held directly to acquire 270,000 shares at $0.71 per share until April 18, 2009, options to acquire 50,000 shares at $3.00 until April 18, 2009 and options to acquire 1,000,000 shares at $0.45 per share until December 31, 2009.

(2)
Mr. van Mourik: Includes 240,759 shares of Common Stock owned by Ahciejay Pty. Ltd. as trustee for The R.C.J. Trust, and 54,125 shares of Common Stock owned by the R.C.J. Superannuation Fund, as to both of which Mr. van Mourik and his family are beneficiaries. Includes options held by Ahciejay Pty Ltd to acquire 56,000 shares at $1.00 until March 19, 2008. Also, options held directly to acquire 270,000 shares at $0.71 per share until April 18, 2009, options to acquire 50,000 shares at $3.00 until April 18, 2009 and options to acquire 1,000,000 shares at $0.45 per share until December 31, 2009.

(3)
Mr. Woolard: Includes 166,875 shares held by the Robert C Woolard Trust, 22,000 shares held in Mr. Woolard's IRA account, options to acquire 75,000 shares at $0.66 until May 18, 2007, options to acquire 37,500 shares at $0.53 until June 30, 2007, options to acquire 37,500 shares at $0.54 until June 30, 2008 and options to acquire 37,500 shares at $0.42 until June 30, 2009. Also includes the following shares in which Mr. Woolard disclaims any beneficial interest: 392,295 shares and options to acquire 400,000 shares at $1.00 until March 19, 2009 held by Karen O Woolard, his spouse; 22,000 shares held in an IRA account for Karen O Woolard and 252,623 shares held by the Karen O Woolard Trust.

AmerAlia, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2005

(4)
Mr. Riley: Includes 328,233 shares of Common Stock held by the James V. Riley Revocable Trust, options held directly to acquire 37,500 shares of Common Stock at $0.53 per share exercisable through June 30, 2007, options to acquire 37,500 shares at $0.54 until June 30, 2008, options to acquire 37,500 shares of Common Stock at $0.42 per share exercisable through June 30, 2009, and options to acquire 25,000 shares at $3.00 until April 18, 2009. In addition, options are held by the Trust to acquire 200,000 shares of common stock at $1.00 per share until March 19, 2009.

(5)
Mr. Summerson: Includes 150,000 shares held by Glendower Investments Pty Ltd as trustee for a trust of which Mr. Summerson and his family are beneficiaries; and options held directly to acquire 37,500 shares of Common Stock at $0.53 per share exercisable through June 30, 2007, options to acquire 37,500 shares at $0.54 until June 30, 2008, options to acquire 37,500 shares at $0.42 expiring June 30, 2009, and options to acquire 25,000 shares at $3.00 until April 18, 2009.

(6)
Mr. Murphy: Includes options held directly to acquire 37,500 shares of Common Stock at $0.53 per share exercisable through June 30, 2007, options to acquire 37,500 shares at $0.54 until June 30, 2008, options to acquire 37,500 shares at $0.42 expiring June 30, 2009, and options to acquire 25,000 shares at $3.00 until April 18, 2009.

(7)
Mr. Geldermann: Includes options to acquire 120,000 shares of common stock at $1.00 per share until March 19, 2009, options to acquire 37,500 shares of Common Stock at $0.53 per share exercisable through June 30, 2007, options to acquire 37,500 shares at $0.54 until June 30, 2008 and options to acquire 37,500 shares at $0.42 expiring June 30, 2009.

(8)	All officers and directors: Includes beneficial ownership of Messrs. Gunn, van Mourik, Woolard, Riley, Summerson, Murphy and Geldermann, as described in notes 1, 2, 3, 4, 5, 6 and 7, above.
(9)	Mars Trust: Includes 7,929,820 shares of Common Stock held as trustee for the Jacqueline Badger Mars Trust dated Feb 5, 1975 as amended.
(10)
Mrs. Woolard: Mrs. Woolard is Mr. Woolard's spouse and these shares include 252,623 shares held by the Karen O Woolard Trust, 22,000 shares held in Mrs. Woolard's IRA account and options to acquire 400,000 shares at $1.00 until March 19, 2009 held directly. Also includes the following shares in which Mrs. Woolard disclaims any beneficial interest: 166,875 shares held by the Robert C Woolard Trust, 22,000 shares held in an IRA account for Robert C Woolard, options to acquire 75,000 shares at $0.66 until May 18, 2007, options to acquire 37,500 shares at $0.53 until June 30, 2007, options to acquire 37,500 shares at $0.54 until June 30, 2008 and options to acquire 37,500 shares at $0.42 until June 30, 2009 held by Robert C. Woolard.

(11)
Mr. O’Kieffe: Includes options to acquire 440,000 shares at $1.00 until March 19, 2009. Also includes 121,295 shares held in a trust for the benefit of Mrs. Cornelia O’Kieffe in which Mr. O’Kieffe disclaims any beneficial interest.

(12)
The Sentient Entities: Neither the Trust nor the Fund owns any AmerAlia shares; they only have the right to acquire such shares upon exercise of an exchange right or upon exercise of warrants. These rights were acquired March 19, 2004. The following list indicates the number of shares that the Trust and the Fund could acquire upon the exercise of these rights. This information is based on the Sentient Entities’ Schedule 13D filing with the Securities and Exchange Commission dated September 2, 2004. The Sentient Entities right to convert into AmerAlia shares may result in the issue of a much greater number of shares and percentage of the company as a result of accruing entitlements to interest and contingent interest:

AmerAlia, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2005

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

(c) Changes in Control.

The Sentient Entities have the option under the Securityholder Agreement with AmerAlia to convert the Series B2 Debentures into 49% of the common stock of NSI. Since October 31, 2004 the Sentient Entities also have the right to exchange the Series B1 Debentures and/or the Series B2 Debentures into shares of AmerAlia common stock. This right to exchange the debentures (or the underlying NSI common stock if the Sentient Entities convert the Series B2 Debentures) provides for the issuance of AmerAlia common stock at a price equal to 85% of the market price for the AmerAlia common stock. If the Sentient Entities were to exchange these debentures, they would acquire a significant majority of AmerAlia’s shares based on today’s stock prices and could exercise control of AmerAlia.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

(a) and (b) Transactions with Management and Others.

The following sets out information regarding transactions between officers, directors and significant shareholders of AmerAlia during the most recent two fiscal years and subsequently.

Corporate Loans - Loans to AmerAlia:

During the fiscal years ended June 30, 2005 and 2004, officers and directors advanced loans to AmerAlia as detailed in the Notes to the Financial Statements. This comprised advances to us, as well as accrued but unpaid compensation, directors’ fees and interest. The following summarises our liabilities to related parties:

AmerAlia, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2005

Director	June 30	June 30
	2005	2004
Robert van Mourik	$ 361,441	$ 323,857
Bill H. Gunn	350,710	290,911
Geoffrey C. Murphy	88,693	60,256
Neil E. Summerson	26,594	23,386
Jacinth Pty Ltd. an affiliate of Robert A. Cameron (retired June 25, 2004)	-	14,071
James V. Riley	12,041	12,308
Robert C. Woolard	16,516	1,650
J. Jeffrey Geldermann	14,638	-
	$ 870,633	$ 726,429

In addition to these advances, Mr Riley subscribed $300,000 and Mrs Karen O. Woolard, spouse of Mr. Robert C. Woolard, subscribed $1,100,000 for Series A Debenture Secured Promissory Notes as part of AmerAlia’s issued of promissory notes to fund the financial closing as discussed in Item 1(b). They received 120,000 and 440,000 warrants respectively on the same terms as the other investors. Mr. J. Jeffrey Geldermann, who subsequently was elected a director in June 2004, subscribed for $200,000 of these notes at the financial closing and received 80,000 warrants.

Again, in FY2005, officers and directors of the company subscribed for additional issues of promissory notes for working capital purposes, secured by AmerAlia’s shares of NSHI common stock and received warrants on the same terms as previously granted to investors, as follows:

	June 30,
	2005	2004
Series A Debenture Secured Promissory Notes:
James V. Riley Trust, an affiliate of Mr. Riley	$ 300,000	$ 300,000
J. Jeffrey Geldermann	200,000	200,000
	$ 1,000,000	$ 500,000
Additional NSHI Secured Promissory Notes
James V. Riley Trust, an affiliate of Mr. Riley	$ 200,000	-
J. Jeffrey Geldermann	100,000	-
Ahciejay Pty Ltd, an affiliate of Mr. van Mourik	140,000	-
Gunn Development Pty Ltd, an affiliate of Mr. Gunn	60,000	-
	$ 500,000	-
Total Interest accrued
James V. Riley Trust, an affiliate of Mr. Riley	$ 25,000	-
J. Jeffrey Geldermann	12,719	-
Ahciejay Pty Ltd, an affiliate of Mr. van Mourik	3,807	-
Gunn Development Pty Ltd, an affiliate of Mr. Gunn	1,631	-
	$ 43,157
Additional warrants granted
James V. Riley Trust, an affiliate of Mr. Riley	80,000	-
J. Jeffrey Geldermann	40,000	-
Ahciejay Pty Ltd, an affiliate of Mr. van Mourik	56,000	-
Gunn Development Pty Ltd, an affiliate of Mr. Gunn	24,000	-
	200,000	-

AmerAlia, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2005

Loans from Robert C. Woolard and Karen O Woolard:

AmerAlia has previously disclosed that it has received loans and guaranty support from two accredited investors. One of these investors was Robert C. Woolard, now a director. At the financial closing, we renegotiated the terms of the loans to Mr. Woolard and the other investor. We issued a new promissory note to Mr. Woolard for $853,400 to repay the old obligations and accrued interest. This promissory note is secured by $762,295 of NSHI Series C Debenture and 132 shares of NSHI Series A Preferred Stock. Accrued but unpaid interest due to Mr. Woolard on this note was $28,732 at June 30, 2005 and $373 at June 30, 2004.

Under the guaranty arrangements to secure the original obligations, we were required to pay outstanding guaranty fees to Mrs. Woolard of $121,295 at the financial closing which we met through the issue of 121,295 shares. Mrs. Woolard also contributed $1,100,000 towards funding the $3,750,000 that AmerAlia raised to complete the financial closing. She received 440,000 warrants as discussed in Item 1(b) on the same terms as the other investors.

Letters of Forbearance:

A condition to the financial closing was that Mr. Bill H. Gunn, Chairman and CEO, and Mr. Robert van Mourik, Executive Vice President and Chief Financial Officer of AmerAlia sign letters forgoing their rights to take action against the Company to recover unpaid compensation, expenses and advances made to the Company.

Issue of Shares in lieu of Unpaid Compensation:

On March 19, 2004 AmerAlia issued shares of common stock to directors in satisfaction of unpaid compensation at 50 cents per share as follows:

Director	No. of	Unpaid
	Shares	Compensation
Robert van Mourik	150,000	$ 75,000
Bill H. Gunn	150,000	75,000
Geoffrey C. Murphy	80,000	40,000
Neil E. Summerson	150,000	75,000
Robert A. Cameron (retired June 25, 2004)	140,200	70,100
James V. Riley	74,900	37,450
Total:	745,100	$ 372,550

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

BLM Mineral Lease Bonds - NSI leases	$ 542,000
- Rock School lease	35,000
Letter of credit re: EPA underground injection control permit	231,730
Letter of credit re: DMG mining permit	150,750
$ 959,480

Neither AmerAlia nor NSHI had the financial capability to satisfy the bonding requirements imposed by the government agencies. The Mars Trust agreed to provide support for these bonding requirements to NSHI and NSI subject to their agreement to:

AmerAlia, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2005

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

Since the financial closing in March 2004, the Trust has made a number of advances to AmerAlia to enable the company to meet its bank loan fees and monthly interest payments to the Bank of America. At June 30, 2005 the balance of these advances totalled $493,804. Interest accrues on these notes at 4.5% per annum; the notes were due December 31, 2005. Since then, then Trust has continued to support the obligations due to the Bank of America through further advances in exchange for additional promissory notes so that the balance of these guaranty promissory notes was $1,324,631 at September 30, 2006.

AmerAlia, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2005

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

Total accrued interest on this note and the guaranty notes issued above was $59,079 at June 30, 2005 and $156,950 at September 30, 2006.

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

(c) List All Parents of the Company

Under Rule 405 of Regulation C, the term “parent” when used with respect to AmerAlia means an affiliate controlling AmerAlia directly or indirectly through one or more intermediaries. The Jacqueline Badger Mars Trust through its ownership of 46% of our outstanding common stock may be able to control AmerAlia. However, there was a shareholder voting agreement between the Sentient Entities and the Mars Trust that denied the Trust any vote on any proposals that come before the shareholders for a vote. Consequently, it was unable to control the outcome of these matters until after the expiry of the agreement on March 19, 2006. The Trust has since announced that it will only vote its shares in proportion to the votes cast by other shareholders so that it is unable to control the actions of the board of directors. The Sentient Entities also have the ability to control AmerAlia if they choose to exercise their rights to convert or exchange their holdings of Series B debentures into AmerAlia common stock as discussed above in Item 1 under “Description of Debentures” and in Item 1 under “Risk Factors”.

(d) Transactions with Promoters: Not applicable.

AmerAlia, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2005

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits.

(1)	The financial statements included as a part of this report are as described on page F-2.

(2)	No financial statement schedules are included in this report.

(3)	The exhibits required by Item 601 of Regulation S-B are as follows.

10.42 Form of Secured Promissory Note Due June 30, 2006.
10.43 Memorandum of Understanding between AmerAlia, Inc., the Jacqueline Badger Mars Trust, Robert C. Woolard and Charles D. O’Kieffe.
10.44 Account Purchase Agreement with Wells Fargo Bank, NA.
10.45 Amendment to Account Purchase Agreement with Wells Fargo Bank, NA.

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

AmerAlia, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2005
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

10.41(u)	Consent of Business Appraisal Associates, Inc.

AmerAlia, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2005

31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 10A, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

21.1 Subsidiaries of the RegistranSubsidSubsidiaries of the Registrant: Natural Soda Holdings, Inc., a Colorado corporation and Natural Soda, Inc., a Colorado corporation.
(a)	Incorporated by reference from AmerAlia's Form 10 General Registration Statement filed with the Commission on March 5, 1987.
(b)	Incorporated by reference from AmerAlia’s annual report on Form 10-K for the year ended June 30, 2000.
(c)	Incorporated by reference from AmerAlia’s Form 10-K for its year ended June 30, 2001.
(d)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of December 1, 2000.
(e)	Incorporated by reference from AmerAlia's Form 10-K for its year ended June 30, 1993.
(f)	Incorporated by reference from AmerAlia's Form 10-K for its year ended June 30, 1995.
(g)	Incorporated by reference from AmerAlia’s Form 10-K for its year ended June 30, 1999.
(h)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of December 17, 2001.
(i)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of March 29, 2002.
(j)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of February 20, 2003
(k)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of March 24, 2003.
(l)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of April 22, 2003
(m)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of May 31, 2003
(n)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of June 30, 2003
(o)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of July 31, 2003
(p)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of August 31, 2003
(q)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of September 30, 2003
(r)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of October 31, 2003
(s)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of November 30, 2003
(t)	Incorporated by reference from AmerAlia’s Form 10-QSB for its quarter ended December 31, 2003.
(u)	Incorporated by reference from AmerAlia’s Form 10-QSB for its quarter ended March 31, 2004

(b) Reports on Form 8-K

In June 2004, a current report on Form 8-K (under Item 5) reporting the results of the shareholders meeting held June 25, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

HJ & Associates, LLC, Certified Public Accountants, are the Company’s independent auditors.  For the fiscal years ended June 30, 2005 and 2004 HJ & Associates has billed the Company the following amounts for services provided.
	Year ended June 30,
	2005	2004

Audit related fees	$ 84,045	$ 84,000
Tax	10,014	1,800

The Board of Directors has adopted an Audit Committee Charter which is reviewed annually and amended if considered necessary. It was last amended September 9, 2002. The Audit Committee’s responsibilities include responsibility to:

•
Pre-approve all audit services that the auditor may provide to AmerAlia or any subsidiary (including, without limitation, providing comfort letters in connection with securities underwritings or statutory audits) as required by Sec.10A(i)(1)(A) of the Securities Exchange Act of 1934 (as amended by the Sarbanes-Oxley Act of 2002).

•
Pre-approve all non-audit services (other than certain de minimis services described in Sec.10A(i)(1)(B) of the Securities Exchange Act of 1934 (as amended by the Sarbanes-Oxley Act of 2002) that the auditors propose to provide to AmerAlia or any of its subsidiaries.

The independent auditors are engaged by the Audit Committee subject to the auditors providing an estimate of their fees for their services. The Audit Committee subjects all audit related services to this pre-approval policy.

AmerAlia, Inc. Annual Report on Form 10-KSB for the year ended June 30, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.

AMERALIA, INC.

By: /s/ Bill H. Gunn          Date: January 18, 2007
Bill H. Gunn, President

KNOW ALL PEOPLE BY THESE PRESENTS, that each of the persons whose signature appears below hereby constitutes and appoints Bill H. Gunn and Robert van Mourik, each acting individually, as his attorney-in-fact, each with the full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Return on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and things requisite and necessary to be done in and about the premises as fully as to all intents and purposes as he might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-KSB.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AmerAlia and in the capacities and on the dates indicated.

/s/ Bill H. Gunn Bill H. Gunn	Principal Executive Officer and Director	Date: January 18, 2007
/s/ Robert van Mourik Robert C. J. van Mourik	Secretary, Treasurer Principal Financial and Accounting Officer and Director	Date: January 18, 2007
/s/ Neil E. Summerson Neil E. Summerson	Director	Date: January 18, 2007
/s/ Geoffrey C. Murphy Geoffrey C. Murphy	Director	Date: January 18, 2007
/s/ James V. Riley James V. Riley	Director	Date: January 18, 2007
/s/ Robert C. Woolard Robert C. Woolard	Director	Date: January 18, 2007
/s/ J. Jeffrey Geldermann J. Jeffrey Geldermann	Director	Date: January 18, 2007

AMERALIA, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
AmerAlia, Inc. and Subsidiaries
Centennial, Colorado

We have audited the accompanying consolidated balance sheet of AmerAlia, Inc. and Subsidiaries as of June 30, 2005, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmerAlia, Inc. and Subsidiaries as of June 30, 2005, and the consolidated results of their operations and their cash flows for the years ended June 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

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
January 16, 2007

American Institute of Certified Public Accountants
Member of Public Company Accounting Oversight Board
____________________________________________________________________________________________________________

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheet

ASSETS

June 30,
2005
CURRENT ASSETS

Cash	$1,203
Restricted cash (Note 1)	507,312
Accounts receivable, net (Note 1)	2,351,042
Inventories (Note 2)	756,728
Prepaid expenses (Note 3)	470,615

Total Current Assets	4,086,900

FIXED ASSETS

Property plant and equipment, net (Notes 1 and 4)	14,800,808
Cavities and well development, net (Note 4)	1,792,817
Mineral leases (Note 4)	4,167,471

Total Fixed Assets	20,761,096

OTHER ASSETS

Water rights (Note 8)	3,150,582
Patents (Note 5)	43,832
Well and well development RSL (Note 6)	595,000
Engineering drawings (Note 7)	2,800,000
Deferred financing and acquisition costs (Note 1)	1,187,933
Rock School Lease and reserves (Note 6)	3,300,000
Deposits and bonds	24,000

Total Other Assets	11,101,347

TOTAL ASSETS	$35,949,343

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheet (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

June 30
2005
CURRENT LIABILITIES

Accounts payable	$1,477,547
Royalties payable (Note 9)	760,710
Accrued expenses (Note 10)	995,409
Due to related parties (Note 11)	1,956,999
Current portion of notes payable (Note 12)	20,493,583
Current portion of capital lease obligations (Note 13)	68,905
Interest payable	1,750,844

Total Current Liabilities	27,503,997

LONG TERM LIABILITIES

Notes payable (Note 12)	23,317,692
Capital lease obligations (Note 13)	141,401
Asset retirement obligations (Note 14)	530,830

Total Long Term Liabilities	23,989,923

TOTAL LIABILITIES	51,493,920

COMMITMENTS AND CONTINGENCIES (Note 17)

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.05 par value; 1,000,000 authorized;
82 issued and outstanding	4
Common stock, $0.01 par value; 100,000,000 shares
authorized; 16,983,604 issued and outstanding	169,836
Additional paid-in capital	27,434,275
Accumulated deficit	(43,148,692)

Total Stockholders' Equity (Deficit)	(15,544,577)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$35,949,343

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended June 30,
	2005	2004

REVENUES	$14,141,500	$12,609,041

COST OF GOODS SOLD	15,022,730	13,924,329

GROSS PROFIT (DEFICIT)	(881,230)	(1,315,288)

EXPENSES

General and administrative	1,234,744	1,439,077
Depreciation, amortization and accretion expense	8,027	7,775

Total Expenses	1,242,771	1,446,852

LOSS FROM OPERATIONS	(2,124,001)	(2,762,140)

OTHER INCOME (EXPENSE)

Interest income	7,222	5,803
Gain on settlement of debt	4,406	55,856
Other income	9,208	51,000
Interest expense	(2,701,165)	(2,655,045)
Other financing costs	(1,845,702)	(2,001,959)

Total Other Income (Expense)	(4,526,031)	(4,544,345)

LOSS BEFORE INCOME TAX EXPENSE	(6,650,032)	(7,306,485)

Income tax expense	-	-

NET LOSS	$(6,650,032)	$(7,306,485)

BASIC LOSS PER SHARE	$(0.39)	$(0.47)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	16,898,237	15,474,745

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit

Balance, June 30, 2003	82	$ 4	14,944,632	$ 149,446	$ 23,146,924	$ (29,192,175)

Contributed capital (Note 12)	-	-	-	-	1,719,450	-

Shares issued for conversion
of note payable	-	-	20,000	200	9,800	-

Shares issued for conversion
of guaranty fee payable	-	-	242,590	2,426	240,164	-

Shares issued for finders
fee payable	-	-	210,000	2,100	102,900	-

Shares issued for finders
fee payable	-	-	503,979	5,040	369,960	-

Shares issued for conversion
of unpaid compensation	-	-	745,100	7,451	365,099	-

Options granted	-	-	-	-	80,894	-

Warrants granted	-	-	-	-	1,053,930	-

Shares issued for cash	-	-	200,000	2,000	98,000	-

Net loss for the year ended
June 30, 2004	-	-	-	-	-	(7,306,485)

Balance, June 30, 2004	82	4	16,866,301	168,663	27,187,121	(36,498,660)

Options granted	-	-	-	-	87,903	-

Warrants granted	-	-	-	-	82,424	-

Options exercised	-	-	117,303	1,173	76,827	-

Net loss for the year ended
June 30, 2005	-	-	-	-	-	(6,650,032)

Balance, June 30, 2005	82	$ 4	16,983,604	$ 169,836	$ 27,434,275	$ (43,148,692)

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(6,650,032)	$(7,306,485)
Adjustments to reconcile net loss to net cash
used by operating activities:
Options granted	124,653	80,894
Depreciation and amortization	1,689,319	1,086,537
Amortization of acquisition and financing costs	1,884,680	2,049,671
Interest expense contributed to capital	-	1,719,450
Change in Operating Assets and Liabilities:
(Increase) decrease in restricted cash	1,819,511	(823,749)
(Increase) in accounts and interest receivable	(529,565)	(70,934)
(Increase) decrease in inventory	59,079	(260,524)
(Increase) decrease in prepaid expenses	225,790	(23,094)
Decrease in deposits and bonds	4,000	65,942
Increase (decrease) in accounts payable and royalties payable	393,314	(2,190,152)
Increase in due to related parties	701,225	136,318
Increase in accrued expenses	52,030	668,913
Increase in interest payable	1,321,189	233,629
Increase (decrease) in asset retirement obligation	(532,746)	1,906

Net Cash Used in Operating Activities	562,447	(4,631,678)

CASH FLOWS FROM INVESTING ACTIVITIES

Cavities and well development	(498,489)	(246,293)
Purchase of property and equipment	(608,592)	(117,331)

Net Cash Used in Investing Activities	$(1,107,081)	$(363,624)

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

	For the Years Ended June 30,
	2005	2004

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on capital leases	$(57,343)	$(57,153)
Cash received from notes payable	600,000	5,985,692
Acquisition and financing costs paid	-	(1,033,020)
Common stock issued for cash	-	100,000

Net Cash Provided by Financing Activities	542,657	4,995,519

NET INCREASE (DECREASE) IN CASH	(1,977)	217

CASH AT BEGINNING OF YEAR	3,180	2,963

CASH AT END OF YEAR	$1,203	$3,180

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

Income taxes	$-	$-
Interest	$820,407	$484,667

NON-CASH FINANCING ACTIVITIES

Common stock issued for financing costs	$-	$480,000
Conversions of notes payable to equity	$-	$10,000
Contribution of interest payable to capital	$-	$1,719,450
Common stock issued for payment of obligation	$-	$242,590
Warrants granted in conjunction with debt instruments	$82,424	$1,053,930
Common stock issued for extinguishments of related party debts	$41,250	$372,550
Options granted	$124,653	$80,894

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2005 and 2004

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

The Company had $507,312 in restricted cash at June 30, 2005 comprising $42,863 held in a certificate of deposit with a bank (to cover costs associated with the water monitoring wells and the restoration of the Rock School Lease) and the balance is cash held in checking and money market accounts held by NSHI and NSI. The management of these funds is governed by a Securityholder Agreement between the Company and the Sentient Entities as discussed in Note 8 under Long-Term Financing Agreements. Consequently, they are considered “restricted cash”.

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

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2005 and 2004
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

Net deferred tax liabilities consist of the following components as of June 30, 2005 and 2004:

	2005	2004

Deferred tax assets:
NOL Carryover	$12,790,200	$11,525,300
Related Party	1,531,700	683,000

Deferred tax liabilities:
Depreciation	(338,300)	(995,400)

Valuation allowance	(13,983,600)	(11,212,900)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended June 30, 2005 and 2004 due to the following:

	2005	2004

Book Income	$(2,593,517)	$(2,849,530)
Meals & Entertainment	580	955
Depreciation	50,725	(719,036)
Options	41,202	31,550
Other	-	26,870
Valuation allowance	2,501,005	3,509,191
	$-	$-

At June 30, 2005, the Company had net operating loss carry-forwards of $32,000,000 that may be offset against future taxable income from the year 2005 through 2025. No tax benefit has been reported in the June 30, 2005 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, use of net operating loss carry-forwards may be limited in future years.

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2005 and 2004
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

g.  Basic Net Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

	For the Years Ended June 30
	2005	2004

Loss (numerator)	$(6,650,032)	$(7,306,485)
Shares (denominator)	16,898,237	15,474,745
Per share amount	$(0.39)	$(0.47)

The Company's outstanding stock purchase warrants and options have been excluded from the basic net loss per share calculation as they are anti-dilutive. The company has excluded 3,525,000 common stock equivalents as at June 30, 2005.

h.  Concentrations of Risk

The Company sells its products in North America through distributors to manufacturers and users. Financial instruments consisting of trade accounts receivable potentially subject the Company to concentrations of credit risk. Generally, the Company does not require security when trade credit is granted to customers. Credit losses are provided for in the Company’s financial statements and consistently have been within management’s expectations. The Company had sales amounting to approximately 71% of total sales from five customers for the year ended June 30, 2005. At June 30, 2005, approximately 72% of the Company’s trade accounts receivable were from these customers.

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

An account receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 90 days. All accounts receivable at June 30, 2005 are considered collectable.

j. Inventories

Inventories consist of sodium bicarbonate which is stated at the lower of production costs or market. Production costs include all identifiable costs of the plant, including depreciation, royalties, and rental on the sodium leases. Inventories also include packaging materials which are stated at the lower of cost (first-in, first-out cost method) or market.

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2005 and 2004
NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

k.  Reclassification of Prior Year Balances

The classification of certain balances within the financial statements for the year ended June 30, 2004 has been changed to be consistent with the classification of the financial statements for the year ended June 30, 2005.

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

o. New Accounting Pronouncements

The Company adopted the following accounting pronouncements:

SFAS No. 145 -- On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS 145), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 rescinds both FASB Statement No. 4 (SFAS 4), “Reporting Gains and Losses from Extinguishment of Debt,” and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, “Accounting for Sales of Real Estate,” if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, “Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases.” Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material effect on the financial statements of the Company.

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

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2005 and 2004
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

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2005 and 2004
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

q. Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the years ended June 30, 2005 and 2004 was $nil and $nil, respectively.

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
June 30, 2005 and 2004
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

u.	Acquisition Costs

Acquisition costs are being amortised over a 25 year period. The Company recorded amortised acquisition expense of $38,978 and $47,710 for the years ended June 30, 2005 and 2004, respectively.

NOTE 2 - INVENTORIES

Inventories consisted of the following:
June 30, 2005

Raw materials and supplies	$282,529
Finished goods	474,199
$756,728

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following:
June 30, 2005

Prepaid insurance	$18,567
Prepaid natural gas costs	94,732
Prepaid construction costs	227,500
Other prepayments &deposits	129,816
$470,615

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2005 and 2004
NOTE 4 - FIXED ASSETS

Fixed assets consist of the following amounts:
June 30, 2005

Property plant and equipment	$16,448,589
Cavities and well development	3,442,167
Furniture and fixtures	71,436
Mineral leases	4,167,471
Subtotal	24,129,663
Less accumulated depreciation and amortization	(3,368,567)
Total	$20,761,096

Depreciation and amortization expense for the years ended June 30, 2005 and 2004 was $1,689,319 and $1,086,537 respectively.

NOTE 5 - PATENTS

Patents consisted of the following:
June 30, 2005
Patents acquired from IMC at fair value	$50,000
Less accumulated amortization	(6,168)
Net Patents	$43,832

The patents are being amortized on a straight line basis over a period of 20 years. Amortization expense for the years ended June 30, 2005 and 2004 was $2,616 and $2,615, respectively.

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

During the years ended June 30, 1993 through June 30, 2003, the Company capitalized lease acquisition, exploration and development costs of $3,066,917.  Since then, no further expenditures have been capitalized.  The Company has also installed five water monitoring wells and has collected base line data required by the Division of Minerals and Geology. The last data was collected in February 2001, completing the regulatory requirements necessary to begin solution-mining activities.

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2005 and 2004
NOTE 6 - ROCK SCHOOL LEASE AND WELL COSTS (Continued)

The Company has recorded the value of the Rock School Lease and Reserves at $3,300,000. The value of the monitoring wells is $595,000. The Company recorded an impairment loss of $516,917 for the year ended June 30, 2003 after an appraisal because the acquisition of the additional WRNM leases reduced the relative value of the Rock School Lease to the Company.

NOTE 7 - ENGINEERING DRAWINGS

The Company entered into a Design/Build agreement on May 14, 1999 with a Delaware corporation doing business as U.S. Filter Corporation and HPD Products (US Filter) to design, manage and construct a sodium bicarbonate solution mining and production plant for an amount not to exceed $33,200,000. The agreement was not completed although engineering drawings were prepared and some equipment constructed. The Company had an appraisal completed on these assets. The appraisal determined the fair market value of the equipment and engineering drawings which were determined to have continuing value to the NSI Plant and were not redundant. The equipment is now being depreciated.

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
June 30, 2005 and 2004
NOTE 8 - PURCHASE TRANSACTION (Continued)

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

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2005 and 2004
NOTE 8 - PURCHASE TRANSACTION (Continued)

Description of the Assets (Continued)

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

Marketing:

Before we acquired the WRNM business, IMC Chemicals and WRNM had entered into a number of marketing contracts with various distributors and users of the sodium bicarbonate products that the plant produces. Of these, the most significant (in tonnage as well as revenue) had been an agreement with Bioproducts Incorporated of Fairlawn, Ohio to distribute animal feed grade products. However, at the end of 2003 we exercised our rights to terminate this agreement and we now sell animal feed grade product through a number of independent distributors. The largest of these is Bunnett & Company which now represents the largest part of our animal feed sales. The majority of our industrial and USP grade products is distributed by an agent, Vitusa Products, Inc. of Berkeley Heights, New Jersey. There is no distribution contract with Vitusa. There are no other significant marketing relationships.

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

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2005 and 2004
NOTE 8 - PURCHASE TRANSACTION (Continued)

Description of the Assets (Continued)

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

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2005 and 2004
NOTE 8 - PURCHASE TRANSACTION (Continued)

Long-Term Financing Agreements (Continued)

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

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2005 and 2004
NOTE 8 - PURCHASE TRANSACTION (Continued)

Description of the Debentures: (Continued)

Contingent Interest shall not be payable if the Adjusted EBITDA of the Company is less than $500,000 for the 12 month period prior to the Maturity Date; provided, however, that if the Adjusted EBITDA is less than $500,000, then if the Adjusted EBITDA of the Company is in excess of $1,000,000 in the aggregate for a 36 month period immediately prior to the Maturity Date, the Contingent Interest shall be due and payable on the Maturity Date. In addition to the quarterly payments of interest in accordance with the interest rate table above, a mandatory prepayment of principal of $4,029,760 is required on September 30, 2005. This prepayment has not been paid.

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

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2005 and 2004
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

In March 2005, the Company raised a further $500,000 from four of its directors to provide working capital to NSHI. It issued promissory notes on the same terms as the above promissory notes, granted warrants on the same terms as the above warrants. These loans are secured by the Company’s shares of NSHI common stock.

Finders’ Fees:

The Company paid finders’ fees of $55,000 in cash to RBC Dain Rauscher and 210,000 shares of restricted common stock to Mrs. Karen O. Woolard for negotiating these funding arrangements.

In February, 2003 the Company agreed to pay a finder’s fee to McFarland Dewey Securities Co, LLP of $1,000,000 and the reimbursement of expenses of approximately $18,000. At the financial closing, the Company and McFarland Dewey completed a new settlement agreement under which McFarland Dewey agreed to accept $750,000 in cash, a $250,000 promissory note secured by an equal value NSHI Series A Debenture, an unsecured promissory note due May 10, 2004 for $18,000 for expenses reimbursement, the issue of the 503,979 shares of restricted common stock, the grant of 300,000 warrants on the same terms as those granted to the Sentient Entities and the investors above, and the release of any and all claims under the prior agreement.

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2005 and 2004
NOTE 8 - PURCHASE TRANSACTION (Continued)

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

As part of the financial closing, NSI pledged a $750,000 Series A Debenture to the Mars Trust to collateralize any indemnification obligation that might arise under the bonds. The $75,000 due to the Mars Trust under this agreement for the first year of the agreement was paid at the financial closing and NSI must pay the second year fee of $75,000 soon thereafter.

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
June 30, 2005 and 2004
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

Since the financial closing in March 2004, the Trust has made a number of advances to AmerAlia to enable the company to meet its bank loan fees and monthly interest payments to the Bank of America. At June 30, 2005 these advances totaled $493,804. Interest accrues on these notes at 4.5% per annum; the notes were due December 31, 2005 and are now on call.

Repayment of NSHI Indebtedness to the Mars Trust:

In May 2002, the Mars Trust lent NSHI $250,000 pursuant to two promissory notes bearing interest at 8% per annum. NSHI used a substantial portion of these funds to pay expenses in connection with negotiating the asset transaction with WRNM and the financing transaction with Sentient. In addition, NSHI paid a portion of the proceeds to AmerAlia to pay some of its obligations. The Mars Trust also made various short term loans at 8% interest to NSHI to enable AmerAlia to meet its interest obligations to the Bank of America. At the time of the financial closing the total of these advances and accrued interest was $969,628. The Company repaid $500,000 at the financial closing and has issued a 7% unsecured promissory note due December 31, 2005 for the balance.  This note is now on call.

Total accrued interest on this note and the guaranty notes issued above was $59,079 at June 30, 2005.
.

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2005 and 2004
NOTE 8 - PURCHASE TRANSACTION (Continued)

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

NOTE 9 - ROYALTIES PAYABLE

Royalties payable consist of amounts owed to Kinder and the Bureau of Land Management as at June 30, 2005. They represent the amount of minimum guaranteed royalties payable (Note 6) due to Kinder and the monthly royalties due to the BLM. The balance due at June 30, 2005 was $760,710. Royalty expense for the years ended June 30, 2005 and 2004 was $461,670 and $415,210, respectively.

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2005 and 2004
NOTE 10 - ACCRUED EXPENSES

Accrued expenses consist of the following:
June 30, 2005

Salaries and wages, taxes	$238,893
Judgement payable (Hudson)	454,169
Freight	107,701
Property tax	72,000
Other	122,646
Total	$995,409

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

NOTE 11 - DUE TO RELATED PARTIES

Due to the related parties consists of the following amounts:
June 30, 2005

Accrued directors fees	$158,482

Accrued officer and director compensation, expenses & advances	769,179

Note and interest payable to Jacqueline Badger Mars Trust;
principal and interest due December 31, 2005;
interest at 7%; unsecured *	469,628

Various guaranty promissory notes payable to
Jacqueline Badger Mars Trust due December 31, 2005;
Interest at 4.5%; unsecured*	493,804

Provision for accrued but unpaid interest due on
Jacqueline Badger Mars Trust promissory notes*	59,079

Unsecured advance repayable to Jacqueline Badger Mars	6,827

$1,956,999
* See Note 8 at “Related Party Transactions”

During the year ended June 30, 2004 officers and directors received a total of 745,100 shares in satisfaction of unpaid compensation of $372,550.

Accrued directors fees and officer and director compensation also includes interest totaling $100,815 for the year ended June 30, 2005 allowed on unpaid loan account balances. An amount of $114,639 was included in the year ended June 30, 2004.

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2005 and 2004
NOTE 12 -  NOTES PAYABLE

Notes payable consists of the following amounts:
June 30, 2005

NSHI Series A Secured 10% Debentures payable to the
Sentient Entities; due September 30, 2005 (1)	$5,000,000

NSHI Secured Subordinated Series B1 Debentures
payable to the Sentient Entities;	11,300,000
due February 19, 2008 (1)

NSHI Secured Subordinated Series B2 Debentures
payable to the Sentient Entities;
due February 19, 2008 (1)	9,700,000

AmerAlia Series A Debenture Secured Promissory Notes
payable to accredited investors and financial institution
10% interest payable quarterly;
due September 30, 2005 (2)	3,750,000

AmerAlia Secured Promissory Notes payable to accredited
Investors; 10% interest payable quarterly;
due September 30, 2005 (2)	500,000

AmerAlia Series C Debenture Secured Promissory notes
payable to two accredited investors,
due March 19, 2008 (3)	2,317,692

Note payable to financial institution; principal
and interest due December 31, 2005;
interest at 5.39% at June 30, 2005;
secured by a related party guaranty agreement	9,921,583

Note payable to equipment manufacturer,
unsecured, interest only at 8% payable on
March 31, of each year, entire
principal due December 31, 2005.	1,200,000

Note payable to an investor, on call at 4.5%	100,000

Note payable to McFarland Dewey Securities Co;
unsecured, interest at 4%; due May 18, 2004	18,000

Note payable to investor; unsecured, due
on demand; at 10% interest.	4,000

Total notes payable	43,811,275
Less current portion	20,493,583
Total long-term debt	$23,317,692
(1)	See Note 8 at Long Term Financing Agreements
(2)	See Note 8 at AmerAlia Funding
(3)	See Note 8 at Other Loans

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2005 and 2004
NOTE 12 -  NOTES PAYABLE (Continued)

The aggregate principal maturities of notes payable are as follows:

Fiscal Year	Amount
2006	$-
2007	-
2008	23,317,692
2009	-
Total	$23317,692

NOTE 13 - CAPITAL LEASE OBLIGATIONS

Year Ended
June 30, 2005

Total minimum lease payments	$243,525
Less interest and taxes	(33,219)
Present value of net minimum lease payments	210,306
Less current portion	(68,905)
Long-term portion of capital lease obligations	$141,401

The aggregate principal maturities of capital leases are as follows:

Year ended June 30	Amount

2006	68,905
2007	43,429
2008	43,283
2009	50,291
2010	4,398
Total	$210,306

Depreciation expense on capital lease equipment was $24,368 and $13,159 for the years ended June 30, 2005 and 2004 respectively.

NOTE 14 - ASSET RETIREMENT OBLIGATION

The asset retirement obligation (ARO) represents the estimated fair value of the costs to plug the wells. The Company recorded the fair value of the ARO at the date of the purchase of the assets and liabilities of White River and is accreting the balance at the current inflation rate of 3%. The ARO value at June 30, 2005 is $530,830, a reduction of $532,746 on the prior year's balance.  This reduction was due to the plugging and remediation of some of the wells during the fiscal year edned June 30, 2005.

NOTE 15 - OPERATING LEASES

The Company has signed six leases for a total of 39 railway hopper cars. Three of these leases terminate in June 2010, two terminate in December 2009 and the other terminates in December 2007. These leases require monthly payments of $425 to $500 per car.

The Company has signed a lease for a 7,328 square foot warehouse in Rifle, Colorado. The lease terminates May 2007 and requires monthly payments of $3,302, increasing by 3% in January of each year.

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2005 and 2004
NOTE 15 - OPERATING LEASES (Continued)

The following is a schedule of future minimum lease payments required by the non-cancelable operating lease agreements:

Year ended June 30	Amount

2006	$454,924
2007	219,000
2008	90,000
2009	30,000
2010	-
Total	$793,925

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

Had compensation cost for the Company’s stock options granted to directors and employees been based on the fair value as determined by the Black-Scholes option pricing model at the grant date under the accounting provisions of SFAS No. 123, the Company would have recorded an additional expense of $87,903 and $533,994 for the years ended June 30, 2005 and 2004, respectively. Also under these same provisions, the Company’s net loss would have been changed by the pro forma amounts indicated below:

	June 30
	2005	2004
Net loss:
As reported	$(6,650,032)	$(7,306,485)
Pro forma	$(6,739,935)	$(7,840,479)

	June 30
	2005	2004
Basic loss per share:
As reported	$(0.39)	$(0.47)
Pro forma	$(0.40)	$(0.51)

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2005 and 2004
NOTE 16 - OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS (Continued)

A summary of the status of the Company’s stock options and warrants as of June 30, 2004 and changes during the year ended June 30, 2005 is presented below:

		Weighted	Weighted
	Options,	Average	Average
	Warrants	Exercise	Grant Date
	and SAR’s	Price	Fair Value
Outstanding, June 30, 2004	4,665,000	$1.35	$0.69
Granted	387,500	$0.77	$0.44
Expired/Canceled	(562,500)	$1.05	$0.09
Exercised	(225,000)	$0.60	$0.45
Outstanding, June 30, 2005	4,265,000	$0.96	$0.43
Exercisable, June 30, 2005	4,265,000	$0.96	$0.43

The following summarizes the exercise price per share and expiration date of the Company's outstanding options and warrants to purchase common stock at June 30, 2005:

Expiration Date	Price	Number
June 28, 2006	$1.50	505,000
June 30, 2006	$0.55	112,500
March 19, 2009	$1.00	2,500,000
May 18, 2007	$0.66	75,000
June 25, 2007	$0.56	75,000
June 30, 2007	$0.53	187,500
April 18, 2009	$0.71	540,000
April 18, 2009	$2.00*	200,000
June 28, 2006 (SAR’s)	$1.50	70,000
		4,265,000
*At $2.00 until June 30, 2006 and thereafter at $3.00 until expiry.

During the year ended June 30, 2005, 387,500 options and warrants were granted, 225,000 options were exercised and 562,500 options expired.

In June 2001, the Shareholders approved the 2001 Directors’ Incentive Plan whereby each director (who is not an employee or officer) is granted an option to purchase 75,000 shares at a current market price when a person joins the Board of Directors. In addition, options to purchase 37,500 shares are granted to each such director sitting at July 1 of each year. The exercise price for these options is the average market price during the month of June preceding each grant date, and the options have a three-year term. All options under this plan vest and are exercisable six months after the date of grant.

In June 2001, shareholders also approved an Employee Stock Option Plan. During the year ended June 30, 2004 options to acquire 270,000 shares at $0.71 per share until April 18, 2009 were granted to each of Bill H. Gunn and Robert van Mourik. These options vest over the next three years.

In addition, during the year ended June 30, 2004 the board granted options to acquire 50,000 shares of common stock at $1.00 until June 30, 2005 or at $2.00 until June 30, 2006 or thereafter at $3.00 per share until April 18, 2009 to each of Bill H Gunn and Robert van Mourik. The board also granted 25,000 options on the same terms and conditions to each of Geoffrey C. Murphy, Neil E. Summerson, James V. Riley and Robert A. Cameron, non executive directors of AmerAlia.

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2005 and 2004

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

2.	Starting January 1, 1996, the establishment of a consulting arrangement between Kinder and the Company providing for an annual consulting fee of $25,000 payable monthly in arrears.
Minimum amounts due are as follows:

Year ended June 30	Amount
2006	$100,000
2007	100,000
2008	100,000
2009	100,000
Total	$400,000

The unpaid portion of these obligations is recorded in accounts and royalties payable as current liabilities, however, fture obligations are not included as they are future operating expenses.

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

NOTE 19 - OFFICER COMPENSATION

During the year ended June 30, 2005, Mr. Gunn’s salary was $200,000, of which, $87,779 was paid and $112,221 was accrued. Mr. van Mourik’s salary was $150,000 of which $31,566 was paid and $118,434 was accrued.

During the year ended June 30, 2004, Mr. Gunn’s salary was $200,000, of which, $141,224 was paid and $58,776 was accrued. Mr. van Mourik’s salary was $150,000 of which $119,795 was paid and $30,205 was accrued.

Each of the above individuals is also due $14,000 per year for directors’ fees in the years ended June 30, 2005 and 2004 respectively. These amounts have been accrued.

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

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2005 and 2004
NOTE 20 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has had no significant operations since inception. As reported in the financial statements, the Company has an accumulated deficit of approximately $15 million as of June 30, 2005. The Company has not yet established revenues sufficient to cover its operating costs, which creates doubt as to whether it can continue as a going concern.

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

Consequently, management has reduced operating costs and has implemented a number of marketing initiatives to gain higher volumes of sales in the 2005 calendar year. As this is a business with high fixed costs, management expects that additional increases in revenues will impact significantly on profitability. Management is now also engaging in discussions with Sentient to settle all debt, accrued interest and rights to contingent interest due to the Sentient Entities for an approximate one half ownership of NSI. Further, it has completed a Memorandum of Understanding with the Mars Trust and Messrs Woolard and O’Kieffe - who hold the Series C secured obligations discussed in Note 8 and guarantee our loan from the Bank of America - under which we shall settle these obligations and have the Trust assume the Bank of America obligation in exchange for the transfer of up to 29% of the common stock of NSHI. If completed, these transactions will substantially remove much of our debt and enable us to raise further equity to meet the remaining obligations. The existence of the contingent interest obligations has previously made the task of raising new debt or equity capital impossible.

To complete this recapitalization plan, we must still negotiate alternative arrangements with the holders of our Series A Debenture secured promissory notes and raise additional equity so that we can repay our remaining obligations and retain sufficient capital for the ongoing development of our business.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2005 and 2004
NOTE 21 -  SUBSEQUENT EVENTS

On July 1, 2005 we granted options to Non-executive Directors to acquire 187,500 shares at $0.54 per share until June 30, 2008 in accordance with the 2001 Directors’ Incentive Plan.

In September, 2005 we issued 8,333 shares in settlement of a creditor obligation.

In December, 2005 we issued 60,000 shares in part settlement of a creditor obligation and three directors exercised a total of 137,500 options for $76,425 cash.

Effective November 1, 2005, the Sentient Entities provided a $1 million working capital loan to Natural Soda. It agreed to forbear on its rights under its various debentures until March 31, 2006 under certain conditions. These conditions were not met, however, as discussed in Note 20 above, it has agreed to a Stand Still agreement to allow proposals to recapitalize the Company and its subsidiaries to be effected.

In May, 2006 the Board of Directors of AmerAlia agreed to grant options to Bill H. Gunn and Robert van Mourik as an incentive to complete the recapitalization proposals before the Sentient Entities and the holders of the Series C secured obligations. These are options to acquire one million shares each at $0.45 per share until December 31, 2009 and vest upon the conversion of Sentient’s contingent interest rights and the Series C obligations into equity in the Company or its subsidiaries. In addition, a bonus of $750,000 will be payable to each of them upon the issue of the new equity to the Sentient Entities and the holders of the Series C securities.
In June 2006, two directors exercised a total of 50,000 options in reduction of unpaid compensation due to them of $27,500.

On July 1, 2006 we granted options to Non-executive Directors to acquire 187,500 shares at $0.42 per share until June 30, 2008 in accordance with the 2001 Directors’ Incentive Plan.