Form 10KSB
period 2006-06-30
AMERALIA INC
filed 2008-06-06
CIK 811419

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended June 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No.  0-15474

AMERALIA, INC.
(Exact name of Company as specified in its charter)

Utah	87-0403973
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

9233 Park Meadows Dr, Suite 431, Lone Tree, Colorado 80124
(Address of Principal Executive Offices)

Company's telephone number, including area code:	(720) 876-2373
Company’s Web Page:	www.ameralia.com
Securities registered pursuant to Section 12(b) of the Act:	None.
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

☐

Revenues for the fiscal year ending June 30, 2006:	$15,293,688

As of May 30, 2008, the number of shares outstanding of the company's $.01 par value common stock was 17,239,437. Aggregate market value of the voting stock held by non-affiliates of AmerAlia as of May 30, 2008 was approximately $7,064,997.  The estimate is based on the last sale price per share and 6,995,047 shares held by non-affiliates.

Documents incorporated by reference:  See Item 13.

Forward Looking Statements

AmerAlia’s future conduct depends on a number of factors beyond our control, so we cannot assure you we will be able to conduct AmerAlia’s operations as we contemplate in this report.  This report contains various statements using the terms “may”, “expect to”, and other terms denoting future possibilities.  They are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  We cannot guarantee the accuracy of these statements as they are subject to a variety of risks beyond our ability to predict or control.  These risks may cause actual results to differ materially from the projections or estimates contained in this report.  These risks are discussed at the end of Item 1(b) and may be identified from time to time in our filings with the Securities and Exchange Commission.

Cautionary Note to US Investors - The United States Securities and Exchange Commission (SEC) limits disclosure for U.S. reporting purposes to mineral deposits that a company can economically and legally extract or produce. The reader is cautioned that the terms "resource," "indicated" and "inferred" are not terms recognized by SEC guidelines for disclosure of mineral properties. Generally, "indicated" and "inferred" estimates do not rise to the level of certainty required by SEC guidelines.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

(a)	Business Development

AmerAlia, Inc. was incorporated in Utah on June 7, 1983 as Computer Learning Software, Inc. and renamed AmerAlia, Inc. in January 1984.  When we use the term “We” or “AmerAlia” in this annual report, we are referring to AmerAlia, Inc. and its wholly-owned subsidiary, Natural Soda Holdings, Inc. (“NSHI”).  We are also referring to Natural Soda, Inc. (“NSI”) which was a wholly owned subsidiary of NSHI until May 31, 2007 when NSHI’s ownership was reduced to 46.5% in settlement of various debt obligations as discussed more fully below.

AmerAlia is a listed public company in a strategic relationship with private equity funds to develop natural resources.   We own Bureau of Land Management (“BLM”) leases in Colorado covering very large deposits of naturally occurring sodium bicarbonate.  We also own various water rights and our sodium leases also cover deposits of oil shale to which we do not currently have title.  Our business is to produce and sell natural sodium bicarbonate, commonly known as baking soda, for use in a wide variety of products and activities and to profitably further utilize our natural resources.  Our immediate objective is to be a low cost producer of sodium bicarbonate and related products.  Our longer term objective is to utilize our extensive water rights and to gain title to the oil shale resources.

We own the largest BLM leases in the Piceance Creek basin which contain the largest known deposits of naturally occurring sodium bicarbonate in the world.  Our leases are located near the depositional center of the Piceance Creek basin in Colorado where the nahcolite beds are thickest with greatest concentration of natural sodium bicarbonate. Consequently, we believe our deposits are unique and capable of producing sodium bicarbonate and related sodium products for many generations.

We have water rights in the Piceance Creek basin, a part of the Colorado River drainage system.  These various rights allow us under certain circumstances to draw up to a maximum of 108,812 acre feet (35.46 million gallons) annually and to store up to 7,980 acre feet of water.  These rights may never be fully utilized for various reasons including the availability of sufficient water, however, while subject to numerous limitations and conditions our water rights can provide water far in excess of the current or future needs of the sodium bicarbonate operations. We believe that these water rights can generate a future revenue stream and have increasing value, especially as any prospective development of the oil shale resources of the Piceance Creek Basin may require very large volumes of water.

As discussed below, deposits of oil shale are contained within our sodium leases.  We do not have any rights to these resources but we plan to apply for title to all or part of the oil shale that is contained within the boundaries of our leases.  Shell Frontier Oil & Gas Co. has three research, development and demonstration leases located next to our sodium leases.  A Shell fact sheet, “Shell Exploration & Production Technology - to secure our energy future – Mahogany Research Project” reports an estimated potential recovery rate of up to one million barrels of oil per surface acre.  We plan to independently determine possible recovery rates and intend to develop a plan to recover oil from the resource contained within our sodium leases.

In 1989 we acquired an interest in, and subsequently, in 1992, acquired a BLM lease known as the Rock School lease in Rio Blanco County, Colorado and devoted a number of years of research, development and permitting activity to bring that lease into production.  In 2001, the BLM renewed the lease for a further ten years.  Initially, we planned to produce sodium bicarbonate through building a solution mining and recovery facility on our Rock School lease.  We entered into agreements to design and fabricate a processing plant and commenced the construction of equipment.

However, in February 2003 NSI, our then wholly owned subsidiary, successfully completed the acquisition of the business operations of a company owning adjoining leases already in production.  NSI purchased the assets and certain related contracts held by White River Nahcolite Minerals, LLC (“WRNM”) and IMC Chemicals Inc. (“IMC”).  This provided us access to an existing customer base, production facilities and very substantial additional deposits of nahcolite.  It also gave us ownership of very substantial unconditional and conditional water rights.   We plan to use the equipment and plans we have already developed to expand our production capacity.

Our acquisition was financed by Sentient Global Resource Fund I, LP and Sentient Global Resource Trust No. 1 of George Town, Grand Cayman, Cayman Islands.  Sentient Asset Management, the manager of these funds, is an international private equity group specializing in the development of natural resources.  Initially, this financing was provided short-term but was converted into long term funding at the financial closing completed March 19, 2004.

Figure 1:  Natural Soda’s Plant Operations, Rifle, Colorado

In May 2007, these Sentient interests were transferred to a new Sentient affiliate known as Sentient USA Resources Fund, LP (“Sentient I” and, collectively, the “Sentient Entities”) and Sentient I then exercised its rights to exchange some of its debt securities issued by NSHI and NSI for 53.5% of the outstanding common stock of NSI.  AmerAlia owns all the outstanding stock of NSHI.  The Sentient Entities hold a security interest in all the outstanding NSHI common stock and the NSI shares owned by NSHI as collateral for the repayment of its loans.

In August 2007, another Sentient affiliate, Sentient USA Resources Fund II (“Sentient II”), a Delaware limited partnership, acquired 7,929,820 shares of AmerAlia common stock from the Jacqueline Badger Mars Trust (the “Mars Trust”), our previous major shareholder, and also acquired additional debt securities previously due to the Mars Trust and to the Bank of America.

In addition, Sentient II advanced a loan of $350,000 to AmerAlia in August 2007.  This loan and accrued interest is due July 31, 2008 and has a right to convert into AmerAlia common stock at 36 cents per share.  We have been continuing our discussions with Sentient and other creditors to recapitalize our company and its subsidiaries.  Bringing these restructuring discussions to definitive agreement firstly requires that we bring our SEC filings current, and until that condition has been met, we do not know what the outcome of these discussions and negotiations will be.  Meanwhile we have agreed to some interim funding arrangements with various Sentient funds:

1.	Effective as of October 31, 2007, Sentient I acquired from NSI its $750,000 Series A Secured debenture and accrued interest of $271,215.75.
2.
Effective as of March 31, 2008, Sentient USA Resources Fund III LP (“Sentient III”) purchased AmerAlia’s rights to outstanding interest due on its Series A Secured 10% Debentures for $1,406,875. AmerAlia used these funds for the purpose of paying some of the outstanding interest owed to the holders of its Series A Debenture Secured promissory notes.  Sentient III also acquired Sentient I’s rights to interest owed on its Series A debentures, including the interest due on the debenture previously owned by NSI, for $2,076,334.20; and

3.
In May 2008 Sentient I loaned AmerAlia $465,000 for the purpose of contributing capital to NSHI which, in turn contributed $465,000 to NSI as its proportionate share of $1,000,000 raised by NSI for well field development expenditures.

(b)	Business of Issuer

Our business is to profitably create value through the sale of a range of natural products initially derived from the recovery of our natural sodium resources, the utilization of our water rights and to seek title to oil shale resources intermingled with our sodium resource.  These resources are located in the Piceance Creek Basin in North West Colorado.

GENERAL DISCUSSION

1.	OUR SODIUM LEASES

Our Sodium Leases and Operations

Nahcolite, a naturally occurring mineral form of sodium bicarbonate, is only known to exist in large quantities in the Piceance Creek basin in northwest Colorado.  Access to these deposits is governed by the BLM, a part of the Department of Interior, which has granted some leases to allow recovery of the sodium bicarbonate.  NSI owns four sodium leases, collectively known as the Wolf Ridge Mining Unit, and NSHI owns the adjoining Rock School lease.

The geology of the Piceance Creek basin has been described and discussed in two reports.  In March 1983, Rex D. Cole, Ph.D. Consulting Geologist, Grand Junction, Colorado, issued a report “Geologic Framework of Federal Sodium Lease C-0118326, Piceance Creek Basin, Colorado”.  The lease to which Cole refers (C-0118326) is the Wolf Ridge lease, one of the four leases comprising the Wolf Ridge Mining Unit.  Since the preparation of this report our company and its predecessor entities have gained extensive mining and geological experience with the resource, however, the Cole report remains a primary credible general reference on the resource.  On Page 3 of “Summary and Conclusions” the report states “Total nahcolite resources for the lease area are between 6 and 8 billion tons.”  We own four sodium leases of which the Wolf Ridge lease is one; therefore, our holdings extend beyond the particular lease to which Cole refers. However, only a portion of the resource will be recoverable.

Also on Page 3 “Summary and Conclusions” the report states “Shale-Oil resources for the Saline zone under the lease are between 12 and 14 billion barrels.” This does not include any provision for additional oil shale that might be expected to exist under the Rock School lease and the other Wolf Ridge leases.  Only a portion of the shale oil resource will be recoverable and the extent of the recoverable shale oil is currently unknown.

A second report by Cole, Daub & Weston entitled “Review of Geology, Mineral Resources, and Ground-Water Hydrology of the Green River Formation, North-Central Piceance Creek Basin, Colorado” was published by the Grand Junction Geological Society, Grand Junction, Colorado, in 1995.  The authors state “…subsequent drilling established that the world’s largest deposits of naturally occurring sodium bicarbonate (nahcolite) are present in the Piceance Creek basin” and “…the estimated in-situ resources of nahcolite and dawsonite are placed at 29 and 19 billion tons, respectively”.

In December 2004, Darling Environmental & Survey, Minerals Division (“Darling”) assessed our resources in accordance with the exacting Joint Ore Reserves Committee Code (“JORC”) of The Australian Institute of Mining and Metallurgy, Australian Institute of Geoscientists and Minerals Council of Australia. Under the JORC code resources are assessed as Inferred Resources, Measured Resources and Reserves.

Figure 2:  AmerAlia’s Sodium Leases are located
about 54 miles northwest of Rifle, Colorado

The report was prepared by Mr. John Mears who is a “competent person” under rule 10 of the JORC code, with the assistance of Ted Brennan & Associates, Geologists.  They evaluated the Boise Bed which is under the Wolf Ridge lease. They concluded, amongst other things that “The current data distribution found within the Piceance Creek Basin of Colorado allows for a large Inferred Resource. The current data suggests that the localized distribution of nahcolite within the Boies Bed immediately surrounding the current plant site and within the lease area is 80 million metric tons at a grade of 65.0 percent.”

These documents prepared by independent parties indicate that we own a substantial proportion of the largest known commercial deposits of nahcolite in the world.  Currently, we expect to produce approximately 100,000 tons per year from a resource that can fulfill all the company’s expected production needs into the foreseeable future.

Our leases are located near the depositional center of the Piceance Creek basin where the nahcolite beds are thickest with the highest concentration of nahcolite. The Wolf Ridge Mining Unit leases issued to NSI cover a total of 8,223 acres.  When combined with the Rock School lease issued to NSHI, we own leases covering a total of 9,543 acres.  The only other sodium leases issued by the BLM in the Piceance Creek basin, covering a total of 7,142 acres, are the Yankee Gulch lease, previously owned by American Soda and then owned by Solvay Chemicals (“Solvay”), and the Nielsen-Juhann-Hogle lease, now owned by Shell Frontier Oil & Gas Co. (“Shell”).  Solvay shut down its operations on its lease because it could not economically transport the recovered liquor to Parachute to produce sodium carbonate and sodium bicarbonate there. It has since sold its facilities located on the Yankee Gulch lease. The Nielsen-Juhann-Hogle lease requires extensive government approvals before it can be brought into production.  It follows that we have the largest available resource of nahcolite in the Piceance Creek basin.

Unique to the NSI leases is the Boies Bed, an interval that, while variable, averages approximately 30 feet thick and contains over 65% nahcolite located at an approximate depth of 1,900 feet.  During the last fourteen years, NSI and its predecessors have been solution mining nahcolite from horizontal cavities in the Boies Bed, the richest and most economically recoverable bed of nahcolite in the Piceance Creek basin.  This has the advantage of being a proven technology.

Our operations to recover sodium products from these leases are governed by a BLM approved mine plan.  Currently, we are recovering sodium bicarbonate from two cavities for which we have authority, as of April, 2008, to recover up to approximately 430,000 tons of sodium bicarbonate. The BLM will allow us to mine an additional 208,000 tons from the two cavities.  Therefore, we currently have approval to recover approximately 638,000 tons from our resource.  As our plant has been able to produce approximately 100,000 tons per year, our current cavities have a capacity, if fully utilized, to provide several years supply.  However, to ensure a reliable supply of high concentration brine we need to install more cavities.  We discuss more fully our plans for these cavities below at “Production cavities and solution mining”.

Each of the four Wolf Ridge leases and the Rock School lease was renewed effective July 1, 2001 for a ten year term with a preferential right to subsequent renewals provided that sodium is being produced in paying quantities.  Under the unit agreement, production in paying quantities from one lease is sufficient to extend all four WRNM leases.  The leases bear a production royalty payable to the federal government of 2.0% of the gross value of the production exiting the processing plant.  Each of these leases contains covenants to protect the in situ oil shale, water, and historical resources. We believe BLM general practice is that the conduct of our activities will be sufficient to enable lease renewals.  In order to renew the Rock School Lease we may have to undertake some additional development of that lease.

Our Processes & Strategic Advantage

Traditionally, sodium bicarbonate is manufactured chemically from soda ash, however, we recover our natural sodium bicarbonate using solution mining which we believe gives us significant production cost advantages over chemically manufactured product.  Solution mining requires pumping hot water approximately 1,900 feet underground, dissolving the mineral and bringing the saturated liquid to the surface where we recrystallise the sodium bicarbonate as a fine white crystalline powder.

Figure 3: A general illustration of the solution mining process

Products & Other Potential Uses

Sodium bicarbonate is used as a component in animal feed, human food, pharmaceutical and industrial applications, especially as an environmentally benign cleaning agent. Sodium bicarbonate can also be used as an agent for flue gas desulfurization, a market that may expand in the future.

Currently, the oil shale in the Piceance Creek basin is the subject of considerable interest as a result of increasing oil prices.  This could open significant new markets for water and for an expanded range of natural sodium products.  If so, our proximity to the oil shale industry may become an advantage whereas our remoteness from some of our sodium bicarbonate customers has been a disadvantage.

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

The recovery of sodium chloride, which is interspersed with our sodium bicarbonate reserves, potentially enables production of ancillary animal feed supplements.  It would remove the risk of salt contamination in sodium bicarbonate production and improve operating efficiencies through reduced energy costs.

Salt production could also be used for high value water softening treatment products, however this would require coal fired power generation sourcing coal from the Meeker area that could also potentially reduce energy costs in sodium bicarbonate and salt production.

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

Oil Shale Lease Application

The Energy Policy Act of 2005 directed the Task Force on Strategic Unconventional Fuels to make recommendations and develop an integrated program to coordinate and accelerate the development of fuels from domestic unconventional fuels resources.  The Task Force found in February, 2007:

“Global and domestic demand for crude oil and refined products continues to expand, driven by rapid economic growth in developing economies and domestic consumer habits.  At the same time, finding and producing oil reserves to meet rising demand is increasingly difficult and costly.  Companies are failing to replace produced reserves, shrinking the world’s conventional oil reserves base.  Excess production capacity is also shrinking, reducing the ability to supply disruptions, increasing price volatility, and driving up prices.  Domestic crude oil production is declining as demand rises, increasing our dependence on imports of oil and refined products……….Increasingly, oil and refined products must be imported from nations unfriendly to the United States or threatened by political instability, reducing the security and reliability of supplies critical to our economy, our military, and our national security.” (Page ES-1).

“Oil shale is extremely well suited for producing premium quality refinery feedstocks for diesel and jet fuels.  The manufacturing processes can also yield significant quantities of value-added chemical by-products…….America’s commercial quality oil shale resources exceed 2 trillion barrels, including about 1.5 trillion barrels of oil equivalent in high quality shales concentrated in the Green River Formation in Colorado, Utah and Wyoming.” (Page I-16).

In 2006 the BLM issued five oil shale research leases adjacent to our sodium bicarbonate operations.  Three of these leases were issued to Shell Frontier Oil & Gas Co, as mentioned above.  NSI made an unsuccessful attempt to secure a research lease although we were invited to apply for a commercial lease at an appropriate time.  It is expected that the US Government will evaluate the results achieved by existing holders of these research leases before any commercial leases will be issued.

Also as discussed above, we intend to apply for an oil shale research or commercial lease covering a part or all of the areas contained within our sodium leases.  Commercial leases are not presently available from the Department of Interior, however, the department is drafting regulations that may permit multi mineral leasing and may enable us to apply for a research and/or a commercial lease.  When or if regulations are promulgated NSI, either on its own or in conjunction with others, intends to apply for a commercial lease.  At present, the policy of the US Government and the lack of regulations preclude NSI from applying for an oil shale lease.

The contribution to world energy usage by oil shale is currently minimal compared to resources like coal and petroleum and there is no guarantee that oil can be economically recovered from oil shale.

2.	OUR SODIUM BICARBONATE BUSINESS

NSI conducts our sodium bicarbonate business.  Since May 2007, our direct subsidiary, NSHI, owns 46.5% of the outstanding common stock of NSI, the remaining 53.5% is now owned by the Sentient Entities.

Description of the WRNM Acquisition

Since 1992, various companies have owned and operated a production facility situated on sodium leases adjoining our Rock School lease.  In February 2003, NSI acquired all of the assets and all of the liabilities related to this business for a total purchase price of $20.6 million. This provided us access to a very large deposit of nahcolite and exclusive ownership of the desirable Boies Bed described above.  In addition, we acquired substantial conditional and unconditional water rights in the area.  IMC and WRNM assigned to NSI all of their interests in the assets including property, plant, equipment, water rights, accounts receivable and the four federal sodium leases issued by the BLM.  NSI assumed WRNM's accounts payable, and employed all of the 22 employees previously working for WRNM.  We have accounted for the acquisition as a purchase under the provisions of SFAS No. 141.  Accordingly, we recorded the assets acquired and the liabilities assumed at their fair market values.  The excess purchase price has been allocated to the assets purchased.  No amount was allocated to goodwill.

Description of the Assets

The principal assets NSI acquired from WRNM are four federal sodium leases (Federal Sodium Mineral Leases C-0118326, C-37474, C-0118327 and C-0119986) and the 26,500 square foot processing plant located on one of the leases.  These sodium leases are discussed more fully above at “Our Sodium Leases”.  NSI also acquired federal rights of way, operating permits, water rights, ownership of an existing water reservoir, rights with respect to an additional potential reservoir site, approximately 3,900 tons of inventory and receivables.  In order to transfer the operations of the business at the closing, we posted reclamation bonds and other financial security with federal and state agencies totalling $959,480. NSI also assumed WRNM's accounts payables and other liabilities of approximately $2,240,000, as well as equipment and other leases necessary for the business operations.  The leases and the plant are located about 54 miles northwest of Rifle, Colorado, and are accessible all year by paved road.

The Plant

The 26,500 square foot processing plant located on one of the Wolf Ridge Leases consists of a single building with crystallizers, boilers, centrifuge, dryers and other equipment capable of producing various grades of sodium bicarbonate.  The plant has a name plate capacity of 125,000 tons per year although the most it has ever produced was nearly 102,000 tons in FY2007.  Until we attempt to obtain higher levels of production we will remain uncertain as to its actual capacity.  However, we intend to increase production capacity of the plant by an initial program of debottle-necking and then, provided that product demand is sufficient, we intend to reengineer and expand the production capacity of the plant by a significant amount.

There are also several other buildings associated with the plant - one building of approximately 50 feet in diameter used for bulk storage with a storage capacity of 3,000 tons - and three small sheds (lube storage shed, fire pump house shed and hazardous materials shed).  The plant, the bulk storage facility and one of the sheds are of metal construction; the other two sheds are of wood construction, each on concrete pads.

Production Cavities and Solution Mining

Sodium bicarbonate is produced from nahcolite recovered by solution mining underground cavities.  Solution mining requires pumping hot water into the nahcolite-bearing rock zone at a depth of approximately 1,900 feet.  The nahcolite dissolves and is pumped to the surface in near saturated solution (known as a pregnant liquor) and brought into the plant for the sodium bicarbonate to be crystallized, dried, graded and packaged or stored in bulk.  The barren liquor is reheated and recycled underground to continue the solution mining process. The dried sodium bicarbonate is then dried, screened and stored for bulk sales or is bagged at the plant in 50 pound or 2,000 pound bags.  The plant is capable of producing all grades of sodium bicarbonate except that used for kidney dialysis.

As mentioned above, the recovery of sodium products from the sodium leases is governed by a BLM approved mine plan.  Sodium bicarbonate is presently being recovered from two cavities denominated as 5H and 6H for which we have authority to recover up to 638,000 tons of sodium bicarbonate.  The BLM has also authorised recovery of up to 320,000 tons of sodium bicarbonate from a new cavity, 7H, which has been drilled and which we expect will be brought into production within the next month. We are presently completing 7H at an estimated cost of $1,000,000.  The 5H and 6H cavities are joined and share one injection well and two recovery wells.  If completed satisfactorily, 7H will have one injection and one active recovery well.  At current production rates the plant will then be adequately supplied with pregnant brine solution for the existing surface facilities.  When cavity 7H is successfully completed, we intend to obtain approval to drill another new production cavity in accordance with the mine plan to further support our plans to expand production capacity and to ensure a continuous supply of high quality brine to the plant.

Historically, the plant has shipped up to approximately 55% of its production as bulk product and the remainder as bagged product.

There is no rail transportation to the plant.  Product that is to be shipped by rail must be transported by truck to a rail loading facility in Rifle, Colorado that is operated by a third party.  Historically, about 25% of the plant's production has been shipped to its final destination by truck rather than by rail.

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

Fee Property

WRNM transferred to NSI real property owned in fee simple known as the Larsen Reservoir that is used for the existing water storage reservoir of about 35.8 acres, about 25 miles east of the plant.

Other Assets

In addition to the federal sodium leases and the assets associated with the plant, NSI acquired approximately 3,900 tons of sodium bicarbonate inventory in storage at the plant site and in a warehouse located in Rifle. NSI leases the warehouse from an unaffiliated landlord.

US Filter assigned equipment to NSI that it had fabricated for AmerAlia in consideration for settling obligations due to US Filter under a May 1999 Design/Build Contract.  This equipment includes a centrifuge, six silos, a dryer system, baghouse equipment, air compressors, pumps and pump parts now located at or near to the NSI plant. We originally intended to use this equipment in the plant we had contemplated constructing for production from the Rock School lease, however, we now plan to use this equipment to expand the existing NSI plant.  On February 21, 2003 we concluded a settlement agreement with U.S. Filter with respect to the Design/Build contract that included our issuing a promissory note for $1,200,000 that we have not repaid and is now past due.

Marketing Arrangements

We sell animal feed grade product through five independent distributors.  The largest of these is Bunnett & Company of Austin, Texas which represents the largest part of our animal feed sales. The majority of our industrial and USP grade products is distributed by an agent, Vitusa Products, Inc. of Berkeley Heights, New Jersey.  Bunnett & Company and Vitusa Products account for 33% and 23% of our sales revenues respectively. While there is a written distribution agreement with Bunnett, there is no written agreement with Vitusa.  There are no other significant marketing relationships that constitute more than 10% of our sales.

We package product in various crystal sizes in 50 lb. bags, 2000 lb. “supersacks”, or in bulk and transport to our customers by truck or rail.   We are capable of producing more than 100,000 tons per year.  We sell most of our products throughout the United States, Canada and Mexico.  Our principal competitors are Church & Dwight, manufacturers of the Arm & Hammer brand; FMC Corporation and Solvay Chemicals.  We compete with them on the basis of service and price.

Our products have many uses and applications.  They include sales to the animal feed, industrial, food and pharmaceutical grade markets.  Sodium bicarbonate is used in baking products, personal care products including toothpaste, antacid remedies; household products including deodorizers, cleaning products, detergents, carpet cleaners, bath salts and cat litter; and in industrial situations and uses such as leather tanning, fire extinguishers, blast media and waste water treatment.

The Sodium Bicarbonate Market

The market for sodium bicarbonate in North America is about 640,000 tons per year and grows at the rate of 2 to 3% per year.  There are five producers with Church & Dwight being the largest with over 60% of capacity and market share.  NSI is the second largest producer with approximately 15% of capacity.  NSI is the only producer of sodium bicarbonate from nahcolite, the naturally occurring form of sodium bicarbonate.  All other production of sodium bicarbonate utilizes trona, a mixed form of sodium bicarbonate and sodium carbonate, from Green River, Wyoming.  We believe that NSI is the lowest cash cost producer.

Analysis of North American Sodium Bicarbonate Production Capacity
Producers	Capacity	Capacity	Production	Capacity	Market
	(‘ooo Tons)	Share (%)	(‘ooo Tons)	Utilization (%)	Share (%)
Church & Dwight	520	61	397	76	62
FMC Corp	90	11	70	78	11
Solvay (American Soda)	100	12	72	72	11
Natrium	15	2	15	100	2
Natural Soda	125	15	87	70	14
	850	100	641	75	100
Less Net exports			(50)
Apparent consumption – USA			591
Net exports – Canada & Mexico			50
Apparent Consumption – North America			641
Sources: CEH Review; US Census Statistics

The market use is dominated by the food industry (baking soda) and animal nutrition (rumen buffer), accounting for a majority of the total market.  The remaining market is split between a variety of uses from pharmaceuticals, personal care (toothpaste), deodorizers, cleaning products, chemical, blasting media, etc.  Presently, NSI’s share of the animal feed and food segments is in line with its share of industry production capacity, however, it is significantly under represented in the specialty segments.

Competitive Advantage

Traditionally, sodium bicarbonate is produced by carbonating sodium carbonate, commonly called soda ash, with carbon dioxide.  The sodium carbonate can be sourced from natural resources by processing minerals such as the mixed carbonate called trona that is mined at Green River in Wyoming.   The alternative method is to produce sodium carbonate synthetically from sodium chloride in an industrial plant.   We believe that both these production methods are more expensive than the solution mining and simple re-crystallisation of sodium bicarbonate from naturally occurring nahcolite we employ.

Sales and Revenue Performance

Fiscal year 2004 was the first complete fiscal year of our ownership of the plant.  Our annual sales in tonnages and gross revenues are shown in the following tables:

Fiscal	Sales (tons)	% Change
Year		on prior FY
2004	84,103
2005	85,038	+ 1.1
2006	88,910	+ 4.6
2007	101,970	+14.7

Calendar	Sales (tons)	% Change
Year		on prior CY
2004	79,313
2005	87,746	+10.6
2006	94,858	+ 8.1
2007	102,702	+ 8.3

Fiscal	Gross Revenues	% Change
Year	($)	on prior FY
2004	12,609,041
2005	14,141,500	+ 11.1
2006	15,293,688	+ 8.1
2007	16,989,579	+ 11.1

This performance is illustrated on a quarterly basis in the following graph.

Environmental Issues

The sodium bicarbonate production is licensed under the EPA and BLM as a zero water emission business.   We must not allow any water stream from the production process to enter the environment. All breaches must be reported.

Waste water streams are collected in two ponds where the water is evaporated and the residual salts collected for disposal by an approved method.

3.	OUR WATER RIGHTS

General

NSI owns numerous water rights in the Piceance Creek and Yellow Creek basins of Colorado, as well as one water right decreed for diversion out of the Yampa River.  These streams flow into the headwaters of the White River which flows into the Colorado River.  Yellow Creek flows through our property; Piceance Creek, Yampa River and the White River are nearby.  These rights incorporate direct pumping rights, direct flow water rights and pumping rights to the White River. We also have a reservoir right associated with the White River pumping rights called the Wolf Ridge Reservoir and we own the Larson Reservoir at the headwaters of Piceance Creek.

The Colorado River Basin covers 244,000 square miles and provides water for 30 million people.   The river has an average flow of around 14 million acre feet per year which occasionally increases to 18 million in good years and decreases to about 12 million in bad years.

On the basis of the Colorado River Compact of 1922, the Colorado River Basin is divided into the Upper Colorado River Basin and Lower Colorado River Basin at Lee’s Ferry (just below the confluence of the Paria River and the Colorado River near the Utah-Arizona boundary).  The upper basin and the lower basin were each apportioned a consumptive use of 7.5 million acre feet of water annually, based on an assumption of 15 million acre feet of totally available water for the Colorado River.   The assumption was demonstrated to be an overestimate and reduced to 12 million acre feet in a hydrologic study by the Bureau of Reclamation (CWCB 2004).  In the Upper Colorado River Basin Compact of 1948, the water of the Upper Colorado River Basin was further allocated among the states of Arizona, Colorado, New Mexico, Utah, and Wyoming. Arizona has a fixed allocation of 50,000 acre feet annually.  The remainder is shared by Colorado (51.75%), New Mexico (11.25%), Utah (23%), and Wyoming (14%).

By treaty, Mexico must get 1.5 million acre feet annually.  California has a right to a minimum of 4.4 million acre feet while the upper basin where NSI is located has an accumulated withdrawal allotment of around 3.6 million acre feet.   The Central Arizona Project, a 335 mile canal and the largest water transfer system ever built, has the capacity to withdraw more than 2 million acre feet. State by State allotments are shown in the following table:

Water Allocation from The Colorado River System
State	Allocation (Acre Feet per year)
California	4,400,000
Colorado	3,881,250
Arizona	2,800,000
Utah	1,725,000
Mexico	1,500,000
Wyoming	1,050,000
New Mexico	845,750
Nevada	300,000
16,502,000

The United States requires that removed groundwater be augmented (i.e. replaced) from surface water sources.  Thus, new groundwater pumping rights cannot be used for any length of time without an approved plan to augment, over time, the water removed from the groundwater wells.

Colorado operates under the “Prior Appropriation Doctrine” with respect to water rights.  The Prior Appropriation Doctrine essentially provides that any person or entity that diverts water and applies the water to beneficial use before another person or entity has the first and prior right to divert water under the water right.  The doctrine is also commonly known as the “First in Time – First in Right”.  To the extent that a water right was appropriated prior to another water right, the Prior Appropriation Doctrine provides that a senior water right is entitled to be fully satisfied before the junior water right is allowed to take any water.  The Colorado General Assembly requires the claimants of a water right to create documentary evidence by obtaining a decree from a court confirming the existance of the water right.

NSI’s water rights were all incorporated into a Decree entered by the District Court in and for Water Division No. 5 in Case No. 88CW420 on August 13, 1991 (the “Decree”).  The Decree is crucial for continued operations of the sodium mining business.  NSI’s water rights were combined in the Decree to ensure the reliability of the water supply for mining operations.  In addition, since all the water rights are under common ownership, the ability to maximize the use and value of the water rights is enhanced if the water rights could be used for any purpose associated with the mining operations or other purposes.  Another factor leading to the inclusion of all the water rights in the Decree was that some of the water rights and facilities for the water rights had not been developed, and the conditional portion of the water rights could be maintained by legally integrating and attributing work on some of the water rights to other conditional water rights.

However, even though all of the water rights were integrated into the Decree, various water rights may be separated from the water supply required for mining operations.  As discussed below our substitution and exchange rights and our augmentation plan provide additional flexibility in how we can manage access to our water rights.

Figure 4:  Colorado River System

The Decree also includes a Water Court approved “plan for augmentation”.  This is a plan that can considerably aid operational flexibility.  Our augmentation plan includes rights under Colorado law of “substitution and exchange”.  Substitution and exchange enables delivering water at one point on a stream and taking water out at another point on the stream.  Water rights may be acquired to enable substitution and exchange.  While this concept may not seem significant, “substitution and exchange” can save millions of dollars in construction costs.

For example, under the Decree we may deliver fully consumable agricultural water rights to Piceance Creek at its headwaters, and “substitute and exchange” this water depleted from Piceance Creek by the operation of our wells.  We thereby avoid the necessity to pipe water from the headwaters of Piceance Creek to our operations.  Further, because Piceance Creek is such a dry stream, the substitution and exchange ability is limited and at a premium.  As a result of the Decree, we own all or virtually all of the substitution and exchange potential on Piceance Creek and Yellow Creek.  While someone else may acquire the right to operate a substitution and exchange on the two streams, that use would be subordinate to our own substitution and exchange rights.

Other parties seeking access to water may be prepared to pay us to share in our substitution and exchange rights.

Under current operations, the water supply for the mining operations is provided by a single well.  The pumping of water from the well causes depletions to Piceance Creek and Yellow Creek.  Colorado law requires that depletions to Piceance Creek and Yellow Creek must be replaced with other water.  The Decree provides that senior water rights on Piceance Creek are used to replace the depletions to Piceance Creek and part of the depletions to Yellow Creek.  Hence in order to protect mining operations, it is necessary to maintain ownership of well water rights to supply mining operations and senior water rights to replace the depletions caused to Piceance Creek and Yellow Creek.  We have several different sources of water to replace the depletions to the streams.  Currently, our water requirements for our sodium operations are less than one cubic foot per second (“CFS”) while our total water rights exceed more than 100,000 acre feet per year as shown below at “Identification of water rights”.

There are other factors independent of the Decree that enhance the value of our water rights.  First, no other plan for augmentation has been approved by the Water Court within the Piceance Creek basin thereby providing us a significant competitive advantage in the water supply available to our activities.  There is also a value associated with having the augmentation plan approved in our Decree completed.  Litigation is always an uncertain venture, and any new augmentation plan application that is filed will be scrutinized by all the other water right owners in the Piceance Creek and Yellow Creek basins, including the major oil companies that have a presence in these basins.  Potential users of our water rights may find that constructing a pipeline for delivery of water may be more reliable and cheaper than obtaining a judicially approved plan for augmentation.  As more mining and industrial operations develop in the Piceance Creek and Yellow Creek area, there may be more interest in purchasing or leasing an interest in our water rights.

As we discussed in Item 1(a) “Business Development”, our water rights can provide water far in excess of the current or future needs of the sodium bicarbonate operations. We believe that these water rights can generate a future revenue stream and have increasing value, especially as any prospective development of the oil shale resources of the Piceance Creek Basin may require very large volumes of water.  It is our objective to develop and utilize the water rights we own and we are pursuing various ways in which we can generate revenue from these assets.

Agreement with Shell Frontier Oil & Gas, Inc.

NSI entered into a contract on January 29, 2007 with Shell Frontier Oil & Gas, Inc., effective January 1, 2007, to sell up to 120 acre feet of water per year at a price equal to $8,146 per acre foot.  Shell has been awarded three 160 acre oil shale research and development leases by the Bureau of Land Management over land adjoining our sodium leases.  If Shell purchases any water, it will remove the water using water transport trucks or by constructing a pipeline at its own expense.

Natural Soda will provide water to Shell from one of its existing water wells.  The water will be recovered from the geologic formation commonly known as the “A Groove” and the quality of the water shall be “as is” upon withdrawal from the geologic formation without any treatment by NSI.  The initial term of the agreement is five years and renewable thereafter with the purchase price adjusted according to a formula based on movement in the consumer price index.  A condition of the agreement is that we may sell water to other users provided that such delivery is subordinate to the delivery of water to Shell.

The agreement will be extended automatically for successive periods of five years although Shell may elect to terminate the agreement by providing written notice prior to the end of the initial term or each subsequent renewal date. Similarly, NSI can terminate the agreement by providing written notice on the same basis.  In addition, the agreement terminates if NSI ceases to have an interest in the sodium leases.

Our initial sales under this agreement have not been significant and we intend to devote more attention to generating more sales from this resource.

Appraisals

AmerAlia has obtained an independent appraisal of the value of the water rights, identifying a range of approximate aggregate value of $12 million to $16 million.  The highest value component of this appraisal relates to the Wolf Ridge Reservoir and Pipeline Water rights.  These rights produce a large quantity of water that may be used for commercial purposes.  They could be separately developed and are not required for mining purposes.  The market value of the Wolf Ridge Rights is a function of the amount of fully consumable water available under these water rights.  We have been advised that since this water can be used for industrial purposes, their value may be in the order of $3,000 to $4,500 per acre foot of fully consumable water.

The Wolf Ridge Reservoir and Pipeline Water right allows us to construct a reservoir and pipeline for storage of 7,379.70 acre feet of water, fed by the pipeline at the rate of 100 CFS, equivalent to 44,800 gallons per minute.  The appraisers found that the gross value of these rights is potentially in the approximate range of $22 million to $33 million and that deducting the anticipated construction costs results in a valuation range of $7.7 million to $8.2 million.

However, a purchaser of these rights might be interested in moving the points of diversion or location of the structures. The purchaser could construct the structures at a new location and still take advantage of the relatively senior priority of the rights on the Yampa River.  It is possible the purchaser may already have reservoir and/or pipeline facilities, in which case the value to a prospective purchaser may be greater than the net valuation provided to us if we decided to offer the Wolf Ridge Water Rights for sale.

Identification of Water Rights

Our water rights can be categorized and summarized as follows:

Water Flow Rights	Location	Flow Rate	Flow Rate	Percent of
		(cu ft/sec)	(acre ft/yr)	Annual Flow
Direct pumping	13 wells on plateau	45.0	32,579	30%
Direct Flow rights	Piceance Creek	5.3	3,837	4%
River pumping	White River	100.0	72,397	67%
Total flow		150.3	108,812	100%

Water Storage	Location	Volume	Percent of
Right		(acre feet)	Storage
Wolf Ridge Reservoir	Plateau	7,380	92%
Larson Reservoir	Plateau	600	8%
Total flow		7,980	100%

Direct Pumping Rights   - Well Water

We own thirteen well water rights described in the Decree.  They have priority dates from the 1970s so they are very “junior” water rights.  Under Colorado law, the Well Water Rights cannot divert water without having a plan of augmentation approved by the Water Court.  Our Decree includes a plan for augmentation authorizing, among other things, wells which have a hydraulic connection to the surface stream to pump water, provided depletions to the surface stream caused by well pumping are replaced with other water supplies.  As discussed above, the well water rights are included within the Decree.

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

The direct flow water rights are among the most senior water rights in the Piceance Creek basin.  They were originally decreed for agricultural irrigation however the Water Court in its Decree changed the direct flow water rights for numerous purposes including commercial and industrial purposes.  In addition, the Water Court imposed certain terms and conditions on the use of the water, including annual volumetric limitations on the use of the water rights.

The average annual amount of water that may be diverted and consumed pursuant to the direct flow rights is approximately 234 acre feet.

Wolf Ridge Reservoir and Feed Pipeline Water Rights to the White River

The Wolf Ridge Reservoir and Wolf Ridge Feeder Pipeline water rights were decreed in the 1970s.  However, unlike the Well Water Rights that divert water from the aquifer tributary to Piceance Creek, the Wolf Ridge Water Rights divert water primarily from the White River.  Piceance Creek is dry most of the summer, but the White River is seldom dry and is a much larger stream.  Hence a 1970s water right diverting out of the White River will have water available for diversion in most years.  As discussed above, the Wolf Ridge Water Rights provide for the construction of a reservoir to contain a maximum of 7,379.70 acre feet.  This reservoir could be fed by the Wolf Ridge feeder Pipeline at the rate of 100 c.f.s.  (44,800 gallons per minute).  This is equivalent to 72,396 acre feet per year from the White River.

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

The Decree also approved an additional water right referred to as the Larson Reservoir Enlargement Water Right.  It has an appropriation date of April 5, 1988 and may store up to 600 acre feet of water, with the right to refill the Larson Reservoir with an additional 600 acre feet of water per year.  This has not been constructed but could be constructed on land entirely owned by NSI.  The Larson Reservoir Enlargement Water Right could only divert water during the early spring runoff period, so we estimate approximately 300 acre feet of water could be stored annually if a reservoir was constructed.  The Larsen Reservoir has a large deposit of silt. We intend to evaluate the possibility of de-silting and extending it to provide greater storage capacity.

Future Uses and Development of Water Rights

We are conscious of the increased public interest in water rights generally, their scarcity and value.  It is our objective to develop and utilize the water rights we own.  We are pursuing various ways in which we can generate revenue from these assets.

4.	OUR FINANCING ARRANGEMENTS

Description of the Short-Term Financing

At the time the asset purchase agreement with IMC was due for completion, AmerAlia and the Sentient Entities had not yet finalized their own agreements on their final structure and commercial arrangements.  Therefore, as an interim measure, AmerAlia and the Sentient Entities entered into a "Closing Agreement" which provided for temporary funding until replaced by the long term funding structure when the final structure and commercial arrangements were resolved.

Consequently, the Sentient Entities loaned $24,000,000 to NSHI.  NSHI used these funds to pay the purchase price of approximately $20.6 million to WRNM, pay deposits to certain suppliers, pay a portion of the fee to US Filter for termination of the May 1999 Design/Build Contract, pay for transaction costs and provide working capital.

The Sentient Entities loaned the funds to NSHI on a short-term basis and took a security interest in all the outstanding shares of NSI capital stock.  The Sentient Entities and NSHI completed their agreements on March 19, 2004 for the financial closing and long term financing for the acquisition as discussed below.

Long Term Financing Agreements

On March 19, 2004 NSHI and the Sentient Entities completed their arrangements known as the financial closing.  The principal agreement is the Debenture Purchase Agreement which provided for the repayment of the short term financing and raising additional funding.  A Securityholder Agreement between AmerAlia, NSHI, NSI and the Sentient Entities defines their mutual expectations and conduct with respect to the restrictions on transfer of the debentures and other securities issued in the transaction; board representations and appointment of management; budget approvals and minimum voting majority; limitations on the actions of NSHI and NSI; restrictions on transfer of securities and/or a trade sale including drag along/tag along rights; forbearance agreements; agreements for the conversion of Series B2 Debentures into 49% of NSI common stock and exchange of the NSI common stock for AmerAlia common stock; exchange of the Series B1 and Series B2 Debentures for AmerAlia common stock and dispute resolution procedures.  The agreements included a Management & Cost Reimbursement Agreement whereby AmerAlia would provide management services for a fee through September 30, 2005.  This agreement was pledged to US Filter as security for moneys owed to US Filter.  Finally, in consideration for amending the terms of the original closing agreement completed with the Sentient Entities on February 20, 2003 to allow a closing, AmerAlia granted the Sentient Entities warrants to purchase 600,000 shares of its restricted common stock exercisable at $1.00 per share until March 19, 2009.

Under these agreements, NSHI raised additional debt of $5,500,000 through the issue of new debentures, as follows:
•	AmerAlia received $3,500,000 in NSHI Series A Secured 10% Debentures utilizing funds it raised from accredited investors (see “AmerAlia Funding”, below); and
•	The Sentient Entities invested an additional $2,000,000 in NSHI Secured Series A 10% Debentures.

In addition at the financial closing, NSHI issued to the Sentient Entities in exchange for its $24 million short term loan:
•	$3,000,000 in Secured Series A 10% Debentures;
•	$11,300,000 in Secured Subordinated Series B1 Debentures; and
•	$9,700,000 in Secured Subordinated Series B2 Convertible Debentures (these debentures and their accrued interest have since been exchanged for 49% of the equity of NSI as described below)

NSHI also issued to AmerAlia in cancellation of its loan to NSHI of approximately $17,678,100:
•	$275,000 of Secured Series A 10% Debentures;
•	$12,000,000 of Unsecured Subordinated Series C Debentures;
•	4,949 shares of Series A Preferred Stock having a liquidation value of $4,949,000; and
•	an additional issue of common stock bringing the total common stock held by AmerAlia to 51,000 shares, being all the common stock issued.

NSHI also issued $750,000 of Secured Series A 10% Debentures to NSI in exchange for an obligation by NSI to pay $750,000 to NSHI.  The purpose of the issue of the $750,000 Series A Debenture to NSI was to enable NSI to provide the debenture as collateral to the Mars Trust for its bonding support as discussed in Item 12 “Certain Relationships and Related Party Transactions”.

Subsequently, in addition to the financing agreements finalised in March 2004, the Sentient Entities provided a further $1 million working capital loan to NSI in November 2005.  In May 2007, in accordance with the terms of the loan, this loan and its accrued interest were converted into 4.5% equity interest in NSI.  Also, as discussed below, in May 2007 the Sentient Entities converted their B2 debentures into 49% of the equity of NSI thus increasing their ownership of NSI to 53.5%.  This ownership interest is held by Sentient I.

In addition, we agreed to expand the boards of directors of NSHI and of NSI to five members comprising two representatives from AmerAlia, two representatives from the Sentient Entities and one member with industry experience mutually acceptable to all parties.  Currently, the NSI board comprises Mr. Bill H. Gunn, Chairman and CEO of AmerAlia, and Mr. Peter Cassidy and Mr. Mark Jackson, representatives of the Sentient Entities, who were appointed in June 2007 after Sentient exercised its rights to convert some of their loans to equity in NSI as discussed further below.  The NSHI board of directors comprises Mr. Bill H. Gunn and Mr. Robert van Mourik, CFO and Executive Vice President of AmerAlia, Inc.

Description of the Debentures

The Series A Debentures were issued March 19, 2004 and were due September 30, 2005.  The interest rate is 10% per annum and the first interest payment was paid as required on June 30, 2004 but since then the unpaid interest has been accruing.  The Series A Debentures are senior to all other debentures and are collateralized by all of the assets of NSI and NSHI, as well as by all of NSHI’s common stock of NSI.  These assets also collateralize the Series B1 Debentures held and the Series B2 Debentures previously held by the Sentient Entities.  Sentient Resources USA, Inc. acted as agent holding the collateral for the benefit of all of the secured debenture holders until November 2006 when its responsibilities were assigned to Sentient Asset Management USA, Inc.

The Series B1 Debentures are (and Series B2 Debentures were) subordinate to the Series A Debentures but rank equally with the Series C Debentures with respect to all payments of principal and interest unless the Series B Debenture holders declare an event of default.  The Series B1, Series B2 and Series C debentures were issued March 19, 2004, pay interest quarterly and have interest rates as follows:

Period	Interest Rate per Annum
March 19, 2004 – June 30, 2004	1.5%
July 1, 2004 – June 30, 2005	4.5%
July 1, 2005 – June 30, 2006	7.5%
July 1, 2006 – June 30, 2007	10.5%
July 1, 2007 – February 19, 2008	13.5%

The Series B1 Debentures have a right to earn “Contingent Interest” which means a payment of additional interest, which when added to the other payments of principal and interest on the Debentures held by the Sentient Entities, could provide the Sentient Entities with an internal rate of return of 34.8766% per annum compounded annually, using February 20, 2003 as the commencement date.  Contingent Interest shall be paid on the amounts represented by the Series B1 Debentures to the Sentient Entities on the Maturity Date of the Series B1 Debentures.  In addition to the quarterly payments of interest in accordance with the interest rate table above, a mandatory prepayment of principal of $4,029,760 was required on September 30, 2005.  This mandatory prepayment was not made as required.

The Series B2 Debentures had similar terms and conditions as the Series B1 Debentures except that the “Contingent Interest” internal rate of return was thirty percent (30%) per annum compounded annually, commencing February 20, 2003.  The Sentient Entities also had an option to convert the Series B2 Debentures and their accrued interest and rights to contingent interest into 49% of the common stock of NSI.  They exercised this right in May 2007 at the same time they exercised their right to convert their $1 million loan and accrued interest into 4.5% of NSI’s capital.  Hence, the Sentient Entities now own 53.5% of NSI and NSHI has no further obligation to pay contingent interest on the Series B2 Debentures.

The Sentient Entities also have the option to exchange the Series B1 Debentures into shares of AmerAlia common stock.  This right to exchange the debentures (and/or the underlying NSI common stock that the Sentient Entities acquired through their conversion of the Series B2 Debentures) provides for the issuance of AmerAlia common stock at a price equal to 85% of the market price for the AmerAlia common stock.  If the Sentient Entities were to exchange these debentures, they would acquire a significant majority of AmerAlia’s shares based on today’s stock prices and could exercise control of AmerAlia.

The Unsecured Subordinated Series C Debentures held by AmerAlia earn the same interest rate as the Series B Debentures and have a right to earn contingent interest up to a total internal rate of return of fifteen per cent (15%) per annum compounded annually, commencing February 20, 2003.  They rank equally with the Series B1 and Series B2 Debentures with respect to all payments of principal and interest unless the Series B Debenture holders declare an event of default, in which case the Series B1 and Series B2 Debentures will be senior to and be repaid prior to the Series C Debentures.  The Series C Debentures have been pledged by AmerAlia to secure guarantees and loans as discussed below under “Other Loans” and “Continuing Guarantee of Bank of America Indebtedness”.  As discussed below in Item 12 at “Sentient purchases from Mars Trust“, Sentient II acquired various AmerAlia debt obligations and thereby acquired the Mars Trust’s right to this Series C debenture as collateral.

The Series B and the Series C Debentures have a provision that if NSHI sells NSI or substantially all of the assets of NSI in a trade sale, then the proceeds must be used to repay the Series A Debentures, then the Series B1 Debentures and then the Series C Debentures.

Current Status of Series A and B1 Debentures.

The dates for the due repayment of these debentures have passed and the Sentient Entities have rights to serve notices of default on us.  They have not done so and, as discussed below at “Our Recapitalization Plan”, we are exploring with Sentient plans to recapitalize these obligations.

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

AmerAlia Funding

As part of the financial closing, AmerAlia raised $3,500,000 from a group of accredited investors through the issue of 10% promissory notes due September 30, 2005 and also granted four warrants for each $10 of their promissory notes to subscribe for shares of its restricted common stock at $1.00 per share until March 19, 2009.  The Promissory notes are secured by an equal value of NSHI Series A Debentures held by AmerAlia.  The warrant agreements are on the same terms and conditions as the warrants issued to the Sentient Entities.  A total of 1,400,000 warrants were granted to these accredited investors.  Consequently, as a result of her participation in this funding, Mrs. Karen O. Woolard, spouse of Mr. Robert C. Woolard, now an AmerAlia director, became a five percent shareholder.

As discussed in Item 12 “Certain Relationships and Related Party Transactions”, these investors also included James V. Riley, an AmerAlia director, and J. Jeffrey Geldermann who was elected a director on June 25, 2004.  Subsequently in fiscal year 2005, we raised a further $500,000 through the issue of additional 10% promissory notes and grant of warrants on the same terms as before to James V. Riley, J. Jeffrey Geldermann and affiliates of  Robert van Mourik and Bill H Gunn; all directors of the company.  At the date of this filing, Sentient has not completed documentation to support the issue of these notes and the issue of an additional Series A debenture to AmerAlia hence the collateral security to support the new promissory notes has not been perfected.

Since September 2005 a penalty rate of interest of 15% applies to the balance of principal and interest outstanding on all these secured notes at that date.

Other Loans

Prior to the financial closing, AmerAlia was obliged under guaranty and loan agreements to two accredited investors who had provided loan funds with accrued interest totalling $2,317,692 at the time of the financial closing.  AmerAlia met these obligations by issuing 121,295 shares of restricted common stock in satisfaction of outstanding guarantee fees to each of two accredited investors, one of them Mrs. Karen O. Woolard; and two promissory notes secured by $2,078,417 of AmerAlia’s Series C Debentures and 359 shares of its NSHI Series A Preferred Stock.  One of these promissory notes in an amount of $853,400, secured by $765,295 of Series C Debenture and 132 shares of Series A Preferred Stock, has been issued to Mr. Robert C. Woolard now an AmerAlia director.  Any interest, contingent interest, dividends or principal repayments received by AmerAlia from the pledged securities must be applied to meeting the obligations on these notes.  In May 2005, Mr Woolard assigned his rights to this debenture to the Karen O. Woolard Trust.

In addition, AmerAlia had a long term debt due to the Bank of America that was guaranteed by the Mars Trust.  The terms of this debt and the guaranty agreement are discussed at Item 12 “Certain Relationships and Related Party Transactions”.  In August 2007, the Mars Trust fulfilled its obligations to the Bank of America under its guaranty and, as discussed at Item 12 at “Sentient Entities and Sentient II”, Sentient II then acquired from the Mars Trust its rights under the guaranty agreement.

In August 2007, Sentient II lent $350,000 to AmerAlia at 6% interest until December 31, 2007 and this maturity date was subsequently extended to July 31, 2008.  The loans and accrued interest are convertible into AmerAlia common stock at 36 cents per share.

We have agreed some interim funding arrangements with various Sentient funds.  In May 2008:

1.	Effective as of October 31, 2007, Sentient I acquired from NSI its $750,000 Series A Secured debenture and accrued interest of $271,215.75.
2.
Effective as of March 31, 2008, Sentient USA Resources Fund III LP (“Sentient III”) purchased AmerAlia’s rights to outstanding interest due on its Series A Secured 10% Debentures for $1,406,875. AmerAlia used these funds for the purpose of paying some of the outstanding interest owed to the holders of its Series A Debenture Secured promissory notes.  Sentient III also acquired Sentient I’s rights to interest owed on its Series A debentures, including the interest due on the debenture previously owned by NSI, for $2,076,334.20; and

3.
Sentient I loaned AmerAlia $465,000 for the purpose of contributing capital to NSHI which, in turn contributed $465,000 to NSI as its proportionate share of $1,000,000 raised by NSI for well field development expenditures.

5.	OUR RECAPITALIZATION PLAN

We believe we have accomplished many milestones since we acquired the WRNM assets from IMC in February, 2003 and the subsequent financial closing with the Sentient Entities in March 2004.  Meanwhile, we have found that our current financial structure and obligations described above have hindered our ability to raise new equity or debt.  However, it is the achievement of these milestones that has enabled us to formulate a plan to recapitalize the company.  This plan requires the simultaneous agreement of a number of parties to establish a simplified structure and more conventional financing arrangements.  In Item 1(a) “Business of the Issuer” we indicated that we are discussing restructuring options with Sentient and other creditors but also that advancing these discussions further first requires we become current in our SEC filings.   We are working to bring these filings current as soon as possible.  However, we cannot guarantee this restructuring plan will be successful or even will be accomplished.

EMPLOYEES

AmerAlia’s day to-day business activities are managed by Mr. Bill H. Gunn, Chairman and President; and Mr. Robert van Mourik, Executive Vice President and Chief Financial Officer.    See Item 10 “Executive Compensation”.  NSI has 39 employees in production, sales & marketing, financial, environmental compliance and humans resources roles.

RISK FACTORS

•           NSHI and its operations are highly leveraged which increases the risk of default and the loss of collateral to our lenders.

NSHI debt comprises $16 million due to the Sentient Entities and a further $4.375 million of senior debt and $12 million of subordinated debt due to AmerAlia.  All of this debt bears interest at various rates up to 34% per annum as described above under “Long-Term Financing Agreements”.  However, if there is a default on any debenture then we are obliged to repay the Series A and B debentures, including all contingent interest, before any other debentures are repaid.  The $10,125,000 of Series A Debentures were due September 30, 2005.  If Sentient were to declare a default on our failure to repay the debentures, we would lose all of our interest in all of our assets including the assets we previously held as well as all of the assets acquired from WRNM.  We have not paid any interest at all on these debentures since 2004.  We cannot offer any assurance that NSHI will be able to repay its obligations.

In addition, we retain approximately $23 million of debt and creditor obligations of which $4.25 million is due to the investors who subscribed the new funding, approximately $14 million due to Sentient II which includes obligations previously due to the Bank of America and the Mars Trust, approximately $4 million due to officers, directors and other accredited investors and the $1.2 million note due to U.S. Filter.  If we default in paying our other creditors, the Sentient Entities have a right to declare a default on the debentures and foreclose on our assets.  If the Sentient Entities declare a default and foreclose on our assets, we will have no operating assets and our equity will have no value.

•           Our ability to service our debt obligations will be entirely dependent on payments we receive from the interest earned from the debentures and dividends on the preferred and common stock, or else from new debt or equity offerings.

AmerAlia is obliged to pay all this interest income to the promissory note holders and other debt providers. Our only other income has been from the fees we received under the management agreement which expired September 30, 2005.  US Filter held a security interest in this agreement but we have not paid our obligation due to them. There can be no assurance that AmerAlia will receive sufficient cash flow to meet its financial obligations because of the significant amount of these obligations burdening AmerAlia.  Any default by AmerAlia in servicing its long term financing obligations will cause a default under the debentures issued by NSHI and the possible loss of all collateral for such debentures.

AmerAlia is also required to repay or else refinance its obligations now held by Sentient II which were previously due to the Bank of America and due in June 30, 2007. AmerAlia had pledged its Series C Debentures to the Mars Trust as guarantor of this loan.  This security is now held by Sentient II.  If we fail to repay this loan Sentient II can foreclose and take possession of the Series C-1 Debenture under its guaranty agreement.  This would cause all debentures to fall into default, in which case the Sentient Entities will foreclose on our assets.

•           AmerAlia has large accumulated losses, we expect future losses and we may not achieve or maintain profitability.

We have incurred substantial losses and used substantial cash to support our activities through the development stage, complete our acquisition, refurbish our plant and sustain our activities to date.  Our net losses were approximately $51 million through June 30, 2006 and we had a deficit of shareholders’ funds of $23 million at that date.  We will continue to lose money unless we significantly increase our revenues and repay our debt with new equity.  We cannot predict when, if ever, we will operate profitably.

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

We primarily sell our animal feed grade product through customers who act as distributors.  The largest of these in tonnages and revenues is Bunnett & Company who account for the majority of our animal feed sales.  In addition, we sell most of our higher grade products through Vitusa Products, Inc. of Berkeley Heights, New Jersey.  These two constituted approximately 56% of our sales through June 30, 2006 and represented about 54% of our accounts receivable at June 30, 2006.  Consequently, there is also a concentration of credit risk associated with the continuing successful performance of these customers.  We have a written distribution agreement with Bunnett but do not have one with Vitusa.  The loss of all or part of their business could be injurious to our sales, margins and profitability.

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

•           AmerAlia may not be able to continue to recover sodium bicarbonate economically or at all from the cavities if there are failures in the underground operations.

We recover our sodium bicarbonate from cavities that are about 1,900 feet underground and we do so by pumping hot water through a pipe into the cavity and then recovering the pregnant liquor through a recovery pipe that is about 8 inches in diameter.  If portions of the underground cavity collapse or if there are blockages in our wells our ability to recover pregnant liquor can be severely affected and it is possible the well may become unusable so that we would have to drill new a new cavity and associated injection and recovery wells at considerable expense and delays to our production.  As continuity of production requires having operational cavities and as it can take some months to drill new cavities and bring them into production, failure of existing cavities can severely jeopardize our production capability.

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

NSI’s mining and processing operations operate under permits from several state and federal authorities, including the Environmental Protection Agency, the Bureau of Land Management, and the Colorado Division of Minerals and Geology. Failure to comply with government conditions and permitting requirements may cause these permits to be revoked with material and adverse effects on NSI, NSHI and AmerAlia.  If we lose our permits we may have to cease operations while we seek their renewal.  If we cannot do this, we will be out of business.

•           The long-term financing agreements allow the conversion and exchange of the Sentient debentures for AmerAlia stock that may result in the issuance of a significant number of shares which would dilute the ownership of the current AmerAlia shareholders.

One exit strategy for the Sentient Entities is to exchange their interests in the Series B1 debentures and NSI shares for AmerAlia common stock at a value equal to 85% of market prices.  This could result in the issuance of more than 185 million shares of AmerAlia common stock at their current prices.  This could substantially increase the number of shares of AmerAlia common stock currently outstanding and could result in a substantial dilution in the interests of the existing AmerAlia shareholders.  If issued, the Sentient Entities would control AmerAlia.  Furthermore, the existence of the large number of shares potentially issuable may make it more difficult for AmerAlia to raise the financing that it may require in the future.

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

The plant consists of a single building with boilers, centrifuge, and other equipment capable of producing various grades of sodium bicarbonate at approximately 100,000 tons per year.  There are also several other buildings associated with the plant which are used for bulk storage (one building of approximately 50 feet in diameter with a storage capacity of 3,000 tons) and three small sheds (lube storage shed, fire pump house shed, and hazardous materials shed).  The plant, the bulk storage facility and one of the sheds are of metal construction and the other two sheds are of wood construction, each on concrete pads.  In management’s opinion, the plant facilities are adequately insured.

NSI has real property owned in fee simple that is used for the existing water storage reservoir of about 35.8 acres, about 25 miles east of the plant.  NSI also leases a 21,517 square-foot warehouse in Rifle, Colorado, from an unaffiliated landlord.

ITEM 3.	LEGAL PROCEEDINGS

In June 2002, the El Paso County, Colorado, District Court entered judgment against AmerAlia in AmerAlia, Inc. v. Marvin H. Hudson (case no. 99-CV-3050) in the amount of $374,100.  This case developed from a dispute between AmerAlia and Mr. Hudson regarding the existence of an employment contract and certain of Mr. Hudson’s actions taken while an officer of AmerAlia.  In August, 2007 we completed an agreement with Mr. Hudson to settle this judgement for a cash payment of $300,000.

In September 2005, Mr. Joseph Pecherski filed a suite against AmerAlia and Natural Soda in the District Court, Arapahoe County, for alleged unpaid compensation (Case number 2005CV3361).  We reached an agreement with Mr. Pecherski to settle this matter in December 2006 and have now fulfilled our remaining obligations under that agreement.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)	Market Information.

From August 1987 until August 2002, our Common Stock was publicly traded under the symbol “AALA” on the Nasdaq SmallCap Market, operated by the National Association of Securities Dealers, Inc.   Since August 20, 2002, AmerAlia was listed on the OTC Bulletin Board until its shares were transferred to the over the counter market in late 2005.  The highest, lowest and average closing prices for AmerAlia's common stock as provided by an online service for the past two fiscal years up to June 30, 2006 are provided in the table below.  These prices do not include allowance for retail mark-up or mark-down, commissions or other transaction costs.

	Highest Price	Lowest Price	Average Reported
For the Quarter Ended	For the Quarter ($)	For the Quarter ($)	Last Sale Price ($)

September 30, 2004	0.85	0.46	0.71
December 31, 2004	0.95	0.95	0.87
March 31, 2005	0.95	0.95	0.85
June 30, 2005	0.65	0.65	0.52
September 30, 2005	1.05	0.38	0.68
December 31, 2005	0.98	0.25	0.67
March 31, 2006	1.02	0.20	0.61
June 30, 2006	0.90	0.30	0.49

(b)	Holders.

The number of record holders of our Common Stock on June 30, 2006 was approximately 414.

(c)	Dividends.

AmerAlia has not paid dividends on its Common Stock and has no plans to pay cash dividends in the future.

(d)	Securities authorized for issuance under equity compensation plans.

The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of the fiscal year ending June 30, 2006.

Equity Compensation Plan Information (1)
Plan Category and Description	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,065,000	$0.63	460,000
Equity compensation plans not approved by security holders (2)	200,000	$3.00	-0-

Total	1,265,000	$1.01	460,000

(1)	This does not include options held by management and directors that were not granted as compensation. In each case, the disclosure refers to options or warrants unless otherwise specifically stated.
(2)	Options granted in April 2004 to some present directors and another director who has since retired at variable exercise prices up to $3 until June 30, 2009.

(e)	Recent Sales of Unregistered Securities -- Item 701 Disclosure.

The following table and accompanying notes sets forth information regarding sales of unregistered securities within the past year as required by Item 701 of Regulation S-B.  In each case, the issuance refers to AmerAlia’s common stock.

Date of Issue	No. of shares	Recipients	Consideration	Reliance on exemptions	Conversion terms	Notes
(a)	(a)	(b)	(c)	(d)	(e)

Sept. 2004	26,470	Retired director of AmerAlia	Cashless option exercise	See Note 1	None	2

Oct. 2004	15,833	Director of AmerAlia	Cashless option exercise	See Note 1	None	2

June 2005	75,000	Directors of AmerAlia	Exercise of options for accrued compensation owed	See Note 1	None	3

Sept. 2005	8,333	An accredited investor	Creditor settlement	See Note 1	None	4

Dec. 2005	150,000	Directors of AmerAlia	$76,375 cash	See Note 1	None

	60,000	An accredited investor	Creditor settlement	See Note 1	None	4

June 2006	50,000	Directors of AmerAlia	Exercise of options for accrued compensation owed	See Note 1	None	3

Notes:
1.
No underwriters were involved in the transactions.  The issuance of the shares was accomplished pursuant to the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act of 1933.

2.	Under the cashless exercise provisions of the shareholder approved Stock Option Plan options can be surrendered as consideration for the exercise of options.
3.	Directors accepted a reduction in the amount of unpaid compensation owed to them as consideration for the exercise of options.
4.	We issued shares of restricted stock in part settlement of outstanding claims.

In addition to these issues of our shares of common stock, we have issued various promissory notes as discussed above under at Item 1(b) at “Our Financing Arrangements”.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(b)	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our business is to be a profitable natural products company through our ownership of our natural sodium leases and water rights.  We are currently involved in the production of various grades of sodium bicarbonate recovered from our resource of nahcolite using solution mining.  Nahcolite is a naturally occurring form of sodium bicarbonate.  We have directed our efforts to improve our business performance toward our twin objectives of being a low cost producer of all grades of sodium bicarbonate and increasing our market penetration of the North American market.  We believe that NSI is now the second largest supplier of sodium bicarbonate in North America.  We consider that we have demonstrated progress toward these objectives but we have not yet achieved our full capabilities.  We have invested heavily in our production capacity, particularly our cavities which are the source of both our natural sodium bicarbonate and our strategic low cash cost of production advantage over our competitors.

It is now five years since we acquired the majority of our assets from IMC and four years since we concluded our financing arrangements with the Sentient Entities, our private equity financial partners.  In that time we have accomplished much to develop our business.  Fiscal year 2004 was the first complete fiscal year of our ownership.  Our annual sales in tonnages and gross revenues have grown as shown in the following tables:

Fiscal	Sales (tons)	% Change
Year		on prior FY
2004	84,103
2005	85,038	+ 1.1
2006	88,910	+ 4.6
2007	101,970	+14.7

Calendar	Sales (tons)	% Change
Year		on prior CY
2004	79,313
2005	87,746	+10.6
2006	94,858	+ 8.1
2007	102,702	+ 8.3

Fiscal	Gross Revenues	% Change
Year	($)	on prior FY
2004	12,609,041
2005	14,141,500	+ 11.1
2006	15,293,688	+ 8.1
2007	16,989,579	+ 11.1

This performance is illustrated on a quarterly basis in the following graph.

Most of our plant costs are fixed in nature. Consequently, our costs of production on a per ton basis are sensitive to variations in the volume of production. Our plant has a nameplate capacity of 125,000 tons of production per year. The facility has, because of limitations in the capacity of the cavities to deliver adequate brine and the limitations of the market, never produced at or near nameplate capacity.  Its highest production was nearly 103,000 tons in CY2007.  Since the plant has never produced at nameplate capacity we are unable to determine the actual current capacity of the mine and plant although we believe that its capacity under the current configuration of the facilities would exceed 103,000 tons per year.

As discussed elsewhere in this report, our objective is to further increase our production capacity to support our growing sales.  The recovery of sodium products from our leases is governed by a BLM approved mine plan and we have authority to recover up to 638,000 tons of sodium bicarbonate from our existing cavities.  The BLM has also authorised recovery of up to 320,000 tons of sodium bicarbonate from a new cavity which has been drilled but not yet brought into production. We are presently undertaking a program to complete this cavity at an estimated cost of $1,000,000.  We then intend to obtain approval to drill another new production cavity in accordance with the mine plan to further support our plans to expand production capacity and to ensure a continuous supply of high quality brine to the plant.

In addition to the development of our sodium bicarbonate business, we have identified value in our extensive water rights and while we have completed an agreement to sell water to our neighbor, Shell, for its oil shale investigation facility, our initial sales have not been significant and we intend to devote more attention to generating more sales from this resource.  Our leases are situated in an area that is receiving extensive interest and publicity for the prospective development of its oil shale resources.  If an oil shale industry develops it will likely require access to large quantities of water which we are capable of supplying.  However, we have rights to far greater volumes of water than we anticipate will be required for this purpose and we are investigating how we can exploit this significant asset.  We also plan to seek a research lease and ultimately a commercial lease to exploit the oil shale resource, most likely in partnership with suitably qualified organizations.

During 2007 we determined that the values of various assets and liabilities were not correctly recorded as at June 30, 2005.  Consequently, we have revised the balances of inventories, property plant & equipment, well cavities, obligations for accrued expenses, obligations due to related parties and asset retirement obligations as at June 30, 2005 for errors recorded in our accounts for the years ended June 30, 2003 through 2005.  The net effect of these adjustments was to increase our operating loss in FY2005 by $34,098 and our retained losses by a further $40,193 which together represent $0.004 per share.  A comprehensive breakdown of these adjustments is shown in Note 19 to the financial statements that accompany this report.

Gross revenues of $15,293,688 in FY2006 were 8.1% higher than the $14,141,500 earned in FY2005 due mainly to higher prices and cost recoveries.  Cost of goods sold of $14,611,153 also increased by 8.3% over FY2005 $13,487,793 due to higher production and distribution costs.  The resulting gross profit of $682,535 represented a 4.4% increase on the previous year’s gross profit of $653,707.  General and administrative expenses were 10.8% lower than the previous year; $1,093,523 compared with $1,226,373.  Depreciation, amortization and accretion expenses were 4.2% higher at $1,158,700 compared with $1,112,332 as a result of higher levels of production.  Consequently, the loss from operations was reduced to $1,569,688 from $1,684,998, a reduction of 6.8%.  Interest expense increased 57.0% to $4,263,677 from $2,716,179 although the amortisation of financing costs was reduced to $300,185 from $1,845,702, a reduction of 83.7%.  These financing costs represent the amortisation of outlays previously capitalised and the remaining balance of these capitalised deferred financing costs was amortised in the September 2005 quarter.  Interest costs increased in FY2006 as the interest payable under the Sentient debentures increases in accordance with the graduated terms of those debentures.  During the year we reviewed the carrying value of our engineering drawings and some of our assets previously acquired for the development of facilities in the Rock School lease and recorded an impairment charge on these assets totalling $1,843,281 compared with $458,087 in the previous year.  The resulting net loss was $7,822,468 compared with $6,684,130 in the previous year, an increase of 17.0%.

Liquidity and Capital Resources

Our financing arrangements when we bought this business were structured as debt with very onerous interest obligations.  Our management’s attention was necessarily focused on developing the new business activity and creating value.  The fruits of our efforts are now becoming apparent in the increasing profitability of our operations and in the additional recognition of our asset values.

While NSI established a good credit reputation over time with its suppliers, NSHI and AmerAlia have stayed in business through the support of our lenders, suppliers, directors and executive officers who have both advanced further funds to the company and have not received compensation and reimbursement of expenses properly due to them.  The Sentient Entities have allowed us to accrue unpaid interest on their debentures and, similarly, AmerAlia has not received interest on its debentures.  Consequently, AmerAlia has been unable to pay the interest required on its outstanding promissory notes.  These straitened circumstances led to our inability to pay our auditors and attorneys in a timely manner and our consequent failure to file our reports to the SEC on time.

The Sentient Entities supported our capital expenditure programmes in NSI by allowing NSI to borrow funds in 2005 from the Wells Fargo Bank using NSI’s accounts receivable as security and by making available a $1,000,000 working capital loan in November 2006.  Meanwhile, in May 2007 the Sentient Entities converted their working capital loans and Series B2 debentures into ownership of 53.5% of the equity of NSI.  Also, in August 2007 another Sentient affiliate (“Sentient II”) acquired from the Mars Trust all of its AmerAlia shares and the debt securities it held, together with its guaranty rights resulting from the Trust meeting our obligations to the Bank of America.   Sentient II also loaned us $350,000 at 6% interest until July 31, 2008 for working capital purposes.  In addition, we have agreed some interim arrangements with various Sentient funds:

1.	Effective as of October 31, 2007, Sentient I acquired from NSI its $750,000 Series A Secured debenture and accrued interest of $271,215.75.
2.
Effective as of March 31, 2008, Sentient USA Resources Fund III LP (“Sentient III”) purchased AmerAlia’s rights to outstanding interest due on its Series A Secured 10% Debentures for $1,406,875. AmerAlia used these funds for the purpose of paying some of the outstanding interest owed to the holders of its Series A Debenture Secured promissory notes.  Sentient III also acquired Sentient I’s rights to interest owed on its Series A debentures, including the interest due on the debenture previously owned by NSI, for $2,076,334.20; and

3.
In May 2008 Sentient I loaned AmerAlia $465,000 for the purpose of contributing capital to NSHI which, in turn contributed $465,000 to NSI as its proportionate share of $1,000,000 raised by NSI for well field development expenditures.

All these activities are discussed more comprehensively in this report at Item 1 – “Business of the Issuer” and at Item 12 – “Certain Relationships and Related Party Transactions”.

As we have indicated in our recent filings, we have been holding discussions with Sentient and various creditors with a view to recapitalizing the company.  These discussions have not yet resulted in any restructuring agreements for the company and its subsidiaries and they may not result in any agreements but we have reached a point where those discussions cannot proceed any further unless we bring our SEC reports and audited financial statements up to date.  We are currently engaged in this task and anticipate that we shall soon file a report on Form 10-KSB for the fiscal year ended June 30, 2007 as well as any necessary subsequent reports on Form 10-QSB.

During the fiscal year ended June 30, 2006 we sourced funds by raising $1,140,937 through the issue of promissory notes to Sentient and vendors; $646,925 through the issue of promissory notes to related parties; through increasing our reliance on creditors and increased accruals ($191,842); the accrual of interest payable ($2,937,773); the accrual of compensation, expenses and advances from related parties (totalling $669,865); reducing our restricted cash by $288,400 and releasing $827,645 from our accounts receivable.  We also raised $76,375 in cash through some of our directors exercising their options.  We utilized our funds in further investment in property and equipment ($365,309), cavity and well development ($2,547,602), increases in prepaid expenses and inventory ($193,826), payments on capital leases and loans ($85,946) and funding our operating loss.

We do not expect the sale of any significant equipment nor any significant change in the number of our employees now that we have established our staffing requirements.  Our objective in product research and development is to identify customer needs that present niche opportunities for our products though being focused on our customers and their needs.

(c)	Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors other than that NSI enters into forward purchases of gas in order to secure gas supplies at fixed prices for up to 75% of its anticipated requirements.

ITEM 7.	FINANCIAL STATEMENTS

The financial statements are attached to this report following Signatures.

ITEM 8.	CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 and Item 307 of Regulation S-B, within the 90 days prior to the filing date of this report, AmerAlia carried out an evaluation of the effectiveness of the design and operation of AmerAlia’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of AmerAlia’s Chief Executive Officer and its Chief Financial Officer, who concluded that AmerAlia’s disclosure controls and procedures are effective.  There have been no significant changes in AmerAlia’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date AmerAlia carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in AmerAlia’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in AmerAlia’s reports filed under the Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and to the Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

Name & Age	Position	First Elected
Or Appointed

Bill H. Gunn (66)	Chairman of the Board,	02/84
	President & CEO of AmerAlia, Inc.	09/90
Robert C.J. van Mourik (55)	Director, Executive Vice President & Chief Financial Officer, Secretary & Treasurer of AmerAlia, Inc.	01/89
Neil E. Summerson (60)	Director (1)	09/90
Geoffrey C. Murphy (66)	Director (1,2)	06/99
James V. Riley (71)	Director (1,2)	10/01
Robert C. Woolard (72)	Director (2)	05/04
J. Jeffrey Geldermann (58)	Director (2)	06/04

(1)	Members of the Audit Committee.
(2)	Members of the Compensation Committee

There are no family relationships among the officers or directors.  No arrangement exists between any of the above officers and directors pursuant to which any one of those persons was elected to such office or position.

Directors hold office until the next annual meeting of shareholders and a successor is elected and qualified, or until their resignation.  Executive officers are elected at annual meetings of the Board of Directors.  Each such officer holds office for one year or until a successor has been duly elected and qualified or until death, resignation or removal.

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

NEIL E. SUMMERSON

Until July 1997, Mr. Summerson is a director of several Australian listed and unlisted public companies and closely held, private companies.  He is a director of Bank of Queensland Ltd, Moore Stephens (Qld) Limited, Pioneer Permanent Building Society Limited, Home Building Society Limited, PQ Lifestyles Limited and Australian Made Campaign Limited; Australian public companies.  He was the Senior Partner, and for five years prior was Managing Partner, in the international accounting firm of Ernst & Young, at its offices in Brisbane, Australia.  Mr. Summerson received his Bachelor of Commerce degree from the University of Queensland in 1968.  He is a Fellow of the Institute of Chartered Accountants

GEOFFREY C. MURPHY

From September 1, 2001 to September 30, 2004 Mr. Murphy was employed as the Senior Vice President of Citrico Holdings, Inc., a company engaged in the manufacture of lemon-based products.  Previously, he was, for more than five years, a principal of Coloney Von Soosten + Associates Inc., a consulting firm located in Kenilworth, Illinois.  He is no longer active in any business endeavors.  Mr. Murphy graduated with a Bachelor’s degree from Dartmouth College, and a Master’s of Business Administration from the Amos Tuck School of Business Administration at Dartmouth College.

JAMES V. RILEY

In 1975, Mr. Riley founded Transportation Media, Inc. and served as its President and Chief Executive Officer until the company was sold to Clear Channel Communications in February 1998.  The corporation, now known as Clear Channel Airports, specializes in the operation, marketing and sales of media programs at airports.  Mr. Riley retired as the Chairman of Clear Channel Airports in March 2005.

ROBERT C. WOOLARD

Mr. Woolard retired in August 2003 after being in the brokerage and investment banking business for 45 years.  His last 5 years were spent at Stifel, Nicolaus & Company, a member firm of the New York Stock Exchange as a Vice-President/Account Supervisor in the Investment Banking Department.

J. JEFFREY GELDERMANN

Mr. Geldermann is and has been since 1997, President of Credentials, Inc., a company offering computer based electronic academic qualifications verification services used by colleges and universities.

(b)	Identification of Significant Employees.

In addition to the executive officers discussed above, AmerAlia employs in its Natural Soda subsidiary two significant employees.  They are Robert (“Bob”) Warneke, Director of Manufacturing, and Brad Bunnett, Director of Sales and Marketing.

Bob Warneke joined NSI in August 2007.  He has 29 years of manufacturing experience in industrial, chemical and mineral industries.  He was employed by FMC Corporation for 14 years until 1993 progressing in engineering and management.  In his last assignment with FMC, Bob managed the start up of a new sodium bicarbonate facility in Green River, Wyoming.  In 1993 he joined North American Chemical Company and its successor companies as the plant manager of a new sodium bicarbonate plant in Rifle which is now the NSI plant.  Bob transferred from IMC Chemical Company in 2000 to become plant manager of their soda ash facility in California until his return to Colorado in early 2007.

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

Members of the Audit Committee are Messrs. Neil E. Summerson (Chairman), Geoffrey C. Murphy and James V. Riley.  The purpose of the Audit Committee is to provide assistance to the corporate directors in fulfilling their responsibility to the shareholders, potential shareholders and the investment community relating to corporate accounting, reporting practices and the quality and integrity of the company’s financial reports.  The committee engages the services of the auditors.  Each of the members of the audit committee is independent as that term is defined in Rule 4400(a)(15) of the Nasdaq listing standards.  The committee held four formal meetings during the fiscal year ended June 30, 2005 but then did not meet formally during the year ended June 30, 2006.

(g)	Compensation Committee.

A compensation committee comprising the non-executive directors of the Board of Directors was first formed early in 1993 and determined the compensation payable to Messrs. Gunn and van Mourik, as set out below.  The compensation committee now comprises Messrs. Murphy, Riley, Woolard and Geldermann; none has been an officer nor an employee of AmerAlia or any of our subsidiaries during the fiscal year ended June 30, 2005, or subsequently.  None of Mr. Murphy, Mr. Riley, Mr. Woolard or Mr. Geldermann has any other direct or indirect relationship with AmerAlia requiring disclosure by us pursuant to Item 401 of Regulation S-K.  Furthermore, no executive officer of AmerAlia served as a member of the compensation committee (or similar committee) of another entity that dealt with compensation paid to any member of our compensation committee, or with which any other interlocking relationship exists.

The compensation committee held one formal meeting during the fiscal year ended June 30, 2005 and held two meetings during fiscal year ended June 30, 2006.  The compensation committee has the authority to review and make recommendations to our Board of Directors with respect to the compensation of our executive officers.

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

Based solely on its review of the copies of the reports it received from persons required to file, AmerAlia believes that during the period from July 1, 2005 through June 30, 2006, all filing requirements applicable to officers, directors, and greater-than-10% shareholders were met in accordance with the requirements of Section 16(a).

ITEM 10.	EXECUTIVE COMPENSATION

(a)	General.

The following sets forth the compensation information in accordance with the requirements of Item 402 of Regulation S-B in effect as of June 30, 2006.

(b)	Summary Compensation Table.

The following table sets forth information regarding compensation paid to our executive officers during the three fiscal years ended June 30, 2006.  Messrs. Gunn and van Mourik were the only executive officers receiving or accruing compensation exceeding $100,000 during fiscal year 2006, as shown below.  None of our executive officers are subject to employment agreements.

We have no plans for the payment or accrual for payment of any amounts to any executive officer in connection with his resignation, retirement, or other termination, or change of control or change in the executive officer's responsibilities.

		Annual Compensation (a)				Long Term Compensation
						Awards		Payout
Name & Position	Year	Salary	Bonus	Other		Restricted Awards	Options & SARs	LTIP Payout	All Other Compensation

Bill H. Gunn,	2006	$200,000	-0-	$14,000	(b)	-0-	-0-	-0-	-0-
President &	2005	$200,000	-0-	$14,000	(b)	-0-	-0-	-0-	-0-
Chief Executive	2004	$200,000	-0-	$14,000	(b)	320,000	-0-	-0-	-0-
Officer

Robert van Mourik,	2006	$150,000	-0-	$14,000	(b)	-0-	-0-	-0-	-0-
Chief Financial	2005	$150,000	-0-	$14,000	(b)	-0-	-0-	-0-	-0-
Officer & Executive	2004	$150,000	-0-	$14,000	(b)	320,000	-0-	-0-	-0-
Vice President

Notes:	(a)
At June 30, 2006 accrued unpaid compensation, expenses and advances to the company of $225,576 and $444,812 were due to Bill H. Gunn and Robert van Mourik (at June 30, 2005: $160,216 and $258,402 respectively).

(b)	Directors fees

(c)	Options/SAR Granted During Year Ended June 30, 2006

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

No officer exercised stock options during the fiscal year ended June 30, 2006, or since.  The following table sets forth information regarding the year-end value of options held by the Chief Executive Officer and the other named officers on June 30, 2006. No other Stock Appreciation Rights have been granted, or are held by, any such person.

Name	Shares acquired on exercise	Value realized	# of unexercised options at FY end (exercisable/ unexercisable)	Value of in-the-money options at FY end (exercisable/ unexercisable)

Bill H. Gunn	-0-	-0-	320,000/-0-	-0-/-0-

Robert van Mourik	-0-	-0-	320,000/-0-	-0-/-0-

(e)	Long Term Incentive Plan -- Awards in Last Fiscal Year

AmerAlia has no long term incentive compensation plans, defined benefit plans, or actuarial plans.  There are no plans to pay bonuses or deferred compensation to employees of AmerAlia.

AmerAlia does not have a group medical insurance plan for its executive officers although Mr. Gunn receives one half of his compensation from NSI which has a comprehensive group medical insurance plan for its employees.  We currently have no stock ownership, other profit-sharing or pension plans, but may adopt such plans in the future.  We have no retirement plans and, therefore, have not made contributions to any such plan on behalf of the named officers.

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

Except as described herein, no officer or director of AmerAlia has been or is being paid any cash compensation, or is otherwise subject to any deferred compensation plan, bonus plan or any other arrangement and understanding whereby such person would obtain any cash compensation for his services for and on behalf of AmerAlia except that for the financial years ended June 30, 2006 and 2005 an allowance for interest on unpaid outstanding compensation, directors fees and expenses reimbursement was accrued as follows:

	June 30
Director	2006	2005

Robert van Mourik	$42,761	$33,023
Bill H. Gunn	22,538	16,455
Geoffrey C. Murphy	11,965	8,436
Neil E. Summerson	4,230	3,832
James V. Riley	2,325	2,357
Robert C. Woolard	2,700	846
J. Jeffrey Geldermann	2,466	638
Total:	$88,985	$65,587

2001 Directors’ Incentive Plan:

In March 2001, the Board of Directors adopted a plan by which each director (who is not an employee or officer) is granted:
•	An option to purchase 75,000 shares at a current market price upon joining the Board of Directors; and
•	An option to purchase 37,500 shares on July 1 of each year he remains a director.

The exercise price for these options is the average market price of our Common Stock during the month of June preceding each grant date, and the options have a three-year term. All options granted under this plan are exercisable six months after the date of grant.

On July 1, 2004, we granted 37,500 options to acquire shares of Common Stock at $0.53 per share until June 30, 2007 to each of the following the non-executive directors:
•	Geoffrey C. Murphy
•	Neil E. Summerson
•	James V Riley
•	Robert C. Woolard and
•	J. Jeffrey Geldermann.

During the fiscal year ended June 30, 2005 Messrs. Summerson and Riley each exercised options to acquire 37,500 shares at $0.55 per share.

On July 1, 2005, we granted 37,500 options to acquire shares of Common Stock at $0.54 per share until June 30, 2008 to each of the following the non-executive directors:
•	Geoffrey C. Murphy
•	Neil E. Summerson
•	James V Riley
•	Robert C. Woolard and
•	J. Jeffrey Geldermann.

During the fiscal year ended June 30, 2006 Messrs. Summerson, Murphy and Riley each exercised options to acquire 37,500 shares at $0.55 per share and Mr. Geldermann exercised options to acquire 75,000 shares at $0.56 per share.

On July 1, 2006, we granted 37,500 options to acquire shares of Common Stock at $0.42 per share until June 30, 2009 to each of the following the non-executive directors:
•	Geoffrey C. Murphy
•	Neil E. Summerson
•	James V Riley
•	Robert C. Woolard and
•	J. Jeffrey Geldermann.

On July 1, 2007, we granted 37,500 options to acquire shares of Common Stock at $0.40 per share until June 30, 2010 to each of the following the non-executive directors:
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

Not applicable, as no options or SARs were repriced during the fiscal year ended June 30, 2006.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) and (b)	Security Ownership of Certain Beneficial Owners and Management

At March 31, 2008, we had one class of outstanding voting securities, our common stock (referred to herein as the “Common Stock”).  The following table sets forth information as of March 31, 2008 on the ownership of the Common Stock for all directors, individually, all executive officers named in the compensation table, all executive officers and directors as a group, and all beneficial owners of more than five percent of the Common.  The following shareholders have sole voting and investment power with respect to the shares unless indicated otherwise.

Name & Address	Amount & Nature	Percent of
of Beneficial Owner	of Beneficial Ownership	Common Stock*

Robert C. Woolard	1,368,293 (1)	7.7%
James V. Riley	703,233 (2)	4.0%
Bill H. Gunn	676,060 (3)	3.9%
Robert van Mourik	671,384 (4)	3.8%
Neil E. Summerson	362,500 (5)	2.1%
Geoffrey C. Murphy	295,000 (6)	1.7%
J. Jeffrey Geldermann	313,600 (7)	1.8%
Officers & Directors as a Group (7 persons)	4,594,570 (8)	22.7%
Sentient USA Resources Fund II, LP	8,937,122 (9)	49.0%
George Town, Grand Cayman, Cayman Islands
Karen O. Woolard	1,368,293 (10)	7.7%
219 Eagle Pointe Drive, Branson, MO 65616
Charles D. O’Kieffe	1,113,293 (11)	6.3%
523 Washington Ave, Wilmette, IL 60091
Sentient USA Resources Fund, LP	185,031,265 (12)	91.5%
George Town, Grand Cayman, Cayman Islands

*  Percent of common stock is calculated individually (or as a group) assuming an individual (or all members of a group) exercises its options or any other rights it might have to take up additional common stock.  The calculations assume that other holders of equity interests do not exercise their rights unless they are part of the same group.

(1)
Includes 166,875 shares held by the Robert C Woolard Trust, 22,000 shares held in Mr. Woolard's IRA account, options to acquire 37,500 shares at $0.54 until June 30, 2008, options to acquire 37,500 shares at $0.42 until June 30, 2009, options to acquire 37,500 shares at $0.40 until June 30, 2010   and options to acquire 25,000 shares at $3.00 until June 30, 2009. Also includes the following shares in which Mr. Woolard disclaims any beneficial interest:  392,295 shares and options to acquire 400,000 shares at $1.00 until March 19, 2009 held by Karen O Woolard, his spouse; 22,000 shares held in an IRA account for Karen O Woolard and 252,623 shares held by the Karen O Woolard Trust.

(2)
Includes 365,733 shares of Common Stock held by the James V. Riley Revocable Trust, options held directly to acquire 37,500 shares of Common Stock at $0.54 per share exercisable through June 30, 2008, options to acquire 37,500 shares of Common Stock at $0.42 per share exercisable through June 30, 2009, options to acquire 37,500 shares at $0.40 until June 30, 2010 and options to acquire 25,000 shares at $3.00 until June 30, 2009.  In addition, options are held by the Trust to acquire 200,000 shares of common stock at $1.00 per share until March 19, 2009.

(3)
Includes 96,125 shares of Common Stock owned by Gunn Development Pty. Ltd. (of which Mr. Gunn is a controlling shareholder); options to acquire 24,000 shares at $1.00 until March 19, 2008 held by Gunn Development Pty Ltd; and options held directly to acquire 270,000 shares at $0.71 per share until April 18, 2009 and options to acquire 50,000 shares at $3.00 June 30, 2009.

(4)
Includes 240,759 shares of Common Stock owned by Ahciejay Pty. Ltd. as trustee for The R.C.J. Trust, and 54,125 shares of Common Stock owned by the R.C.J. Superannuation Fund, as to both of which Mr. van Mourik and his family are beneficiaries.  Also includes options to acquire 56,000 shares at $1.00 until March 19, 2008 held by Ahciejay Pty Ltd and options held directly to acquire 270,000 shares at $0.71 per share until April 18, 2009 and options to acquire 50,000 shares at $3.00 until June 30, 2009.

(5)
Includes 150,000 shares held by held by Glendower Investments Pty Ltd as trustee for a trust of which Mr. Summerson and his family are beneficiaries; and options held directly to acquire 37,500 shares at $0.54 expiring June 30, 2008, options to acquire 37,500 shares of Common Stock at $0.42 per share exercisable through June 30, 2009, options to acquire 37,500 shares at $0.40 until June 30, 2010 and options to acquire 25,000 shares at $3.00 until June 30, 2009.

(6)
Includes options to acquire 37,500 shares at $0.54 expiring June 30, 2008, options to acquire 37,500 shares of Common Stock at $0.42 per share exercisable through June 30, 2009, options to acquire 37,500 shares at $0.40 until June 30, 2010 and options to acquire 25,000 shares at $3.00 until June 30, 2009.

(7)
Includes options to acquire 120,000 shares of common stock at $1.00 per share until March 19, 2009, options to acquire 37,500 shares at $0.54 until June 30, 2008,options to acquire 37,500 shares at $0.42 until June 30, 2009 and options to acquire 37,500 shares at $0.40 until June 30, 2010.

(8)	Includes beneficial ownership of Messrs. Woolard, Gunn, van Mourik, Riley, Summerson, Murphy and Geldermann, as described in notes 1, 2, 3, 4, 5, 6 and 7, above.
(9)
Sentient USA Resources Fund II, LP: Includes 7,929,820 shares of Common Stock and the right to convert a $350,000 promissory note and interest to shares at 36 cents per share calculated as at March 31, 2008.

(10)
Mrs. Woolard is Mr. Woolard's spouse and these shares include 252,623 shares held by the Karen O Woolard Trust, 22,000 shares held in Mrs. Woolard's IRA account and options to acquire 400,000 shares at $1.00 until March 19, 2009 held directly.  Also includes the following shares in which Mrs. Woolard disclaims any beneficial interest: 166,875 shares held by the Robert C Woolard Trust, 22,000 shares held in an IRA account for Robert C Woolard, options to acquire 37,500 shares at $0.54 until June 30, 2008, options to acquire 37,500 shares at $0.42 until June 30, 2009, options to acquire 37,500 shares at $0.40 until June 30, 2010 and options to acquire 25,000 shares at $3.00 until June 30, 2009 held by Robert C. Woolard.

(11)
Includes options to acquire 440,000 shares at $1.00 until March 19, 2009.  Also includes 121,295 shares held in a trust for the benefit of Mrs. Cornelia O’Kieffe in which Mr. O’Kieffe disclaims any beneficial interest.

(12)
This fund is a Delaware limited partnership which does not own any AmerAlia shares; it has the right to acquire 185,031,265 shares upon exercise of an exchange right and warrants. The partnership comprises Sentient Global Resources Fund I, LP (the “Fund”) and Sentient Global Resources Trust No. 1 (the “Trust”).  These rights were originally acquired by the Fund and the Trust in connection with loans made by the Fund and the Trust to NSHI.  These loans and rights have since been transferred to Sentient USA Resources Fund, LP.  If it exercises these exchange rights and warrants it will have the sole right to vote or to direct the vote and the sole right to dispose of or direct the disposition of the shares that it has the right to acquire. There is no shared voting or disposition rights.  The exact number of shares of Common Stock that may be acquired pursuant to the exchange rights depends on several factors, none of which can be determined until the exchange right has been exercised: (i) the amount of unpaid principal and interest on Series B1 debentures (including whether Contingent Interest is payable thereon), (ii) the value of the shares of NSI which is determined by the Adjusted EBITDA of Natural Soda, Inc., and (iii) the Exchange Price (which is 85% of the average between the bid and the asked prices of the Common Stock of the Issuer during the 30 calendar days prior to exercise of the exchange rights) and the other terms and conditions of the exchange rights, conversion rights and warrant purchase rights. The numbers shown are copied from the Sentient Entities’ Schedule 13D filing with the Securities and Exchange Commission dated August 22, 2007.

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

In addition to the shares now owned by Sentient II, since October 31, 2004 the Sentient Entities also have the right to exchange the Series B1 Debentures and the shares of NSI they own into shares of AmerAlia’s common stock.  This right to exchange the debentures and the NSI common stock provides for the issuance of AmerAlia’s common stock at a price equal to 85% of the market price for AmerAlia’s common stock.  If the Sentient Entities were to exchange these debentures and shares, they would acquire a significant majority of AmerAlia’s shares based on today’s stock prices and could exercise control of AmerAlia.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

(a) and (b)	Transactions with Management and Others.

The following sets out information regarding transactions between officers, directors and significant shareholders of AmerAlia during the most recent two fiscal years and subsequently.

Corporate Loans – Loans to AmerAlia:

During the fiscal years ended June 30, 2006 and 2005, officers and directors advanced loans to AmerAlia as detailed in the Notes to the Financial Statements. This comprised advances to us, as well as accrued but unpaid compensation, directors’ fees and interest. The following summarises our liabilities to related parties:

Director	June 30, 2006

Robert van Mourik	$444,812
Bill H. Gunn	225,576
Geoffrey C. Murphy	113,783
Neil E. Summerson	30,199
James V. Riley	32,366
Robert C. Woolard	32,216
J. Jeffrey Geldermann	31,104
Total:	$910,056

During the fiscal year ended June 30, 2005 officers and directors of the company subscribed for additional issues of Series A Debenture Secured Promissory Notes for working capital purposes and received warrants on the same terms as previously granted to investors at the financial closing. The balances of such notes as of June 30, 2006, are as follows:

June 30, 2006,
Series A Debenture Secured Promissory Notes:
James V. Riley Trust, an affiliate of Mr. Riley	$500,000
J. Jeffrey Geldermann	300,000
Ahciejay Pty Ltd, an affiliate of Mr. van Mourik	140,000
Gunn Development Pty Ltd, an affiliate of Mr. Gunn	60,000
$1,000,000
Interest accrued
James V. Riley Trust, an affiliate of Mr. Riley	$97,969
J. Jeffrey Geldermann	56,244
Ahciejay Pty Ltd, an affiliate of Mr. van Mourik	23,879
Gunn Development Pty Ltd, an affiliate of Mr. Gunn	10,234
$188,326

Letters of Forbearance and General Release:

A condition to the financial closing on March 19, 2004 was that Mr. Bill H. Gunn, Chairman and CEO, and Mr. Robert van Mourik, Executive Vice President and Chief Financial Officer of AmerAlia sign letters forgoing their rights to take action against the Company to recover unpaid compensation, expenses and advances made to the Company.  In May 2008, a condition to the closing of the debenture and interest purchase agreements was that Mr. Gunn and Mr. van Mourik sign a general release as at December 31, 2007 in favour of Sentient and its affiliates with the exception of any claims they have and are identified in our financial statements as at December 31, 2007.

Satisfaction of Bonding Requirements:

AmerAlia was not able to complete the asset acquisition and the financial closing of the assets of WRNM without the assistance of its majority shareholder at that time, the Mars Trust, which had provided support for AmerAlia in the past, including providing a letter of credit to support a $400,000 reclamation bond required for the maintenance of the Rock School lease.  In order to complete the asset acquisition, AmerAlia’s subsidiaries, NSHI and NSI had to provide bonds or other financial security covering various federal permits, totalling approximately $960,000, including the prior bond for the Rock School lease which was reduced to $35,000, as follows:

BLM Mineral Lease Bonds	- NSI leases	$542,000
	- Rock School lease	35,000
Letter of credit re: EPA underground injection control permit		231,730
Letter of credit re: DMG mining permit		150,750
		$959,480

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

Subsequently, in August 2007 when Sentient II bought the AmerAlia shares owned by the Mars Trust and all the debt securities previously due to the Trust and the Trust’s rights under its guaranty agreements, Natural Soda substituted bonds from its own resources and the Mars Trust was released from its obligations.

Continuing Guarantee of Bank of America Indebtedness:

The Mars Trust arranged a loan for AmerAlia from the Bank of America in 1999 and guaranteed its repayment.  The loan had been renewed on a year-to-year basis and was most recently due June 30, 2007.  Over time, the amount of the loan had increased to $9,921,583.  Under an agreement to amend the terms of the Third and Fourth Amended and Restated Guaranty Agreements, the Mars Trust and AmerAlia agreed:
•	AmerAlia shall pledge Series C Debentures to the Mars Trust in the current amount of the loan ($9,921,583);
•
The Trust shall receive the interest and any contingent interest or principal on the Series C Debenture and use any amounts received to pay any outstanding interest or principal under the Bank of America loan and to reduce amounts owed by AmerAlia to the Trust;

•
If the amount of interest paid by the Trust to the Bank of America exceeded the amount of interest received by the Trust from the pledged Series C Debentures, the Trust agreed, upon AmerAlia’s written notice, to pay (i) 65% of the total amount of interest due on the Bank of America loan during calendar year 2004, and; (ii) 50% of the total amount of interest due on the Bank of America loan during calendar year 2005.  Such interest paid by the Trust using its own funds would become an AmerAlia obligation evidenced by a promissory note;

•
To the extent that the Series C Debenture interest exceeded the Bank of America interest payments, the Trust would allow AmerAlia to reduce the outstanding interest and principal due under the promissory note issued to the Trust at the financial closing.  After all the outstanding interest and principal due under any additional promissory notes and the promissory note issued at the financial closing had been paid, any excess Series C interest may be kept by the Trust as consideration for providing the guaranty; and

•	The Mars Trust released its existing security interest in NSHI and AmerAlia upon the financial closing.

Since the financial closing in March 2004, the Trust made a number of advances to AmerAlia to enable the company to meet its bank loan fees and monthly interest payments to the Bank of America.  At June 30, 2006 the balance of these advances totalled $1,140,729.  Interest accrues on these notes at 4.5% per annum; the notes were originally due December 31, 2005.

In addition, at the time of the financial closing AmerAlia issued a promissory note at 7% interest and a maturity date of December 31, 2005 to the Mars Trust for $469,628 to recognise the remaining balance of advances and accrued interest due to the Trust.

Total accrued interest on these various notes was $132,919 at June 30, 2006.  As discussed below, the Trust assigned its interests in these various notes and guaranties to Sentient II in August 2007.

Sentient Entities (now Sentient I), Sentient II and Sentient III:

In order to facilitate the completion of the WRNM Purchase and subsequent financial closing, the Sentient Entities and the Mars Trust entered into an Agreement to Share Proceeds.  This agreement provided that if NSHI defaulted on its obligations to the Sentient Entities and the Sentient Entities recovered any proceeds from a disposal of the Rock School lease, then the Sentient Entities and the Mars Trust would share those proceeds.

There was a shareholder voting agreement with Ms. Jacqueline Badger Mars in her capacity as trustee, at that time our major shareholder.  This agreement provided that the directors of AmerAlia could require the Mars Trust to be present by proxy at any meeting requiring a vote of the common stockholders to ensure a quorum was present.  This agreement further provided that the Mars Trust would abstain from voting any of its shares of common stock, provided that if the Sentient Entities requested that the Mars Trust vote its shares of common stock, then the Mars Trust would vote its shares in the same proportion as the other shareholders voted their shares.  This restriction on the right of the Mars Trust to vote its stock expired March 19, 2006.

As reported above, in August 2007 Sentient II acquired from the Mars Trust all its shares of common stock of AmerAlia, the various promissory notes described above and assumed the Trust’s rights under the guaranty agreements. This included the debt previously due to the Bank of America which the Trust had paid out under its guaranty obligation.  Consequently, Sentient II became AmerAlia’s new major shareholder.  Sentient I and Sentient II each disclaim any beneficial interest in the securities held by the other.

In August 2007, Sentient II lent $350,000 to AmerAlia in exchange for an unsecured promissory note paying 6% pa interest due December 31, 2007.  This maturity date was later extended to April 30, 2008.  The note and interest are convertible into AmerAlia common stock at 36 cents per share.

In May 2008 we completed agreements with Sentient as follows:
1.	Effective as of October 31, 2007, Sentient I acquired from NSI its $750,000 Series A Secured debenture and accrued interest of $271,215.75.

2.
Effective as of March 31, 2008, Sentient USA Resources Fund III LP (“Sentient III”) purchased AmerAlia’s rights to outstanding interest due on its Series A Secured 10% Debentures for $1,406,875. AmerAlia used these funds for the purpose of paying some of the outstanding interest owed to the holders of its Series A Debenture Secured promissory notes.  Sentient III also acquired Sentient I’s rights to interest owed on its Series A debentures, including the interest due on the debenture previously owned by NSI, for $2,076,334.20; and

3.
On May 27, 2008 Sentient I loaned AmerAlia $465,000 for the purpose of contributing capital to NSHI which, in turn contributed $465,000 to NSI as its proportionate share of $1,000,000 raised by NSI for well field development expenditures.  The loan is at 6% interest, is due July 31, 2008 and the principal and interest are convertible into AmerAlia shares at 36 cents per share.

No Other Relationships:

No nominee or director of AmerAlia is, or has been, a partner or executive officer of any investment banking firm that has performed services for AmerAlia during the last fiscal year or that AmerAlia proposes to have perform services during the current year.

(c)	List All Parents of the Company

Under Rule 405 of Regulation C, the term “parent” when used with respect to AmerAlia means an affiliate controlling AmerAlia directly or indirectly through one or more intermediaries.  One entity that has the ability to potentially control AmerAlia (other than its board of directors and shareholders generally) is Sentient II through its ownership of 46% of our outstanding common stock.  The Sentient Entities also have the ability to control AmerAlia if they choose to exercise their rights to convert or exchange their holdings of Series B debentures and NSI shares into AmerAlia common stock as discussed above in Item 1 under “Description of Debentures” and in Item 1 under “Risk Factors”.

(d)	Transactions with Promoters: Not applicable.

ITEM 13.	EXHIBITS

The exhibits required by Item 601 of Regulation S-B are as follows.

Certain of the following exhibits are hereby incorporated by reference pursuant to Rule 12b-23 as promulgated under the Securities and Exchange Act of 1934, as amended, from the reports noted below:

Exhibit Number	Description

3.1 (b)	Restated Articles of Incorporation
3.2 (a)	Bylaws of AmerAlia, Inc.
10.6 (e)	Form of Distributor agreements for marketing of sodium bicarbonate.
10.7 (e)	General Services Agreement with Raytheon Engineers & Constructors, Inc.
10.8 (f)	First Amendment to Special Warranty Assignment, Royalty Reservation, and Minimum Royalty Payment between AmerAlia and E.E. Kinder Co.
10.9 (f)	Consulting Agreement between AmerAlia and E.E. Kinder Co.
10.10 (f)	U.S. Government Sodium Lease
10.11 (g)	Design/Build Contract with U.S. Filter Corp.
10.12 (b)	Amended and Restated Guaranty Agreement with the Jacqueline Badger Mars Trust
10.13 (d)	Second Amended and Restated Guaranty Agreement with the Jacqueline Badger Mars Trust
10.14 (c)	AmerAlia, Inc. 2001 Directors’ Incentive Plan
10.15 (c)	AmerAlia, Inc. 2001 Stock Option Plan
10.16 (h)	Third Amended and Restated Guaranty Agreement with the Jacqueline Badger Mars Trust
10.17 (i)	Fourth Amended and Restated Guaranty Agreement with the Jacqueline Badger Mars Trust
10.18 (i)	Guaranty Agreement – Messrs Woolard and O’Kieffe.
10.19 (j)	Asset Purchase Agreement between AmerAlia, Inc., Natural Soda, Inc., White River Nahcolite Minerals, LLC., and IMC Global, Inc. dated January 9, 2003.
10.19 (j)	Amendment dated February 10, 2003 to the Asset Purchase Agreement.
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

10.34 (t)
Securityholder Agreement dated March 19, 2004 among AmerAlia, Inc., Natural Soda, Inc., Sentient Executive GP I, Limited, acting on behalf of the General Partner of Sentient Global Resources Fund I, L.P. and Sentient (Aust.) Pty Limited, Acting on behalf of Sentient Global Resources Trust No. 1 and Natural Soda Holdings, Inc.

10.35 (t)
Management & Cost Reimbursement Agreement dated March 19, 2004 among AmerAlia, Inc., Sentient Executive GP I, Limited, acting on behalf of the General Partner of Sentient Global Resources Fund I, L.P. and Sentient (Aust.) Pty Limited, Acting on behalf of Sentient Global Resources Trust No. 1, Natural Soda Holdings, Inc. and Natural Soda, Inc.

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

10.41 (u)	Consent of Business Appraisal Associates, Inc.
10.42 (v)	Form of Secured Promissory Note Due 6-30-06.
10.43 (v)	Memorandum of Understanding AmerAlia, Inc. and Series C Security Holders.
10.44 (v)	Account Purchase Agreement with Wells Fargo Bank NA.
10.45 (v)	Amendment to Account Purchase Agreement with Wells Fargo Bank NA.
10.46 (w)	Water Purchase Contract with Shell Frontier Oil & Gas, Inc.
10.47 (x)	Promissory Note for $350,000 issued to Sentient USA Resources Fund II, LP.
10.48
Debenture Purchase Agreement executed May 27, 2008, to be effective as of October 31, 2007, by and among Natural Soda Holdings, Inc., Natural Soda, Inc., AmerAlia, Inc. and Sentient USA Resources Fund. LP.

10.49
Interest Purchase Agreement executed May 27, 2008, to be effective as of March 31, 2008, by and among Natural Soda Holdings, Inc., Natural Soda, Inc., AmerAlia, Inc., Sentient USA Resources Fund. LP and Sentient Global Resources Fund III LP.

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

21.1
Subsidiaries of the Registrant:          Natural Soda Holdings, Inc., a Colorado corporation and Natural Soda, Inc., a Colorado corporation.  Since May 2007, AmerAlia’s ownership of NSI through its wholly owned subsidiary, NSHI, has been 46.5%.

(a)	Incorporated by reference from AmerAlia's Form 10 General Registration Statement filed with the Commission on March 5, 1987.
(b)	Incorporated by reference from AmerAlia’s annual report on Form 10-K for the year ended June 30, 2000.
(c)	Incorporated by reference from AmerAlia’s Form 10-K for its year ended June 30, 2001.
(d)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of December 1, 2000.
(e)	Incorporated by reference from AmerAlia's Form 10-K for its year ended June 30, 1993.
(f)	Incorporated by reference from AmerAlia's Form 10-K for its year ended June 30, 1995.
(g)	Incorporated by reference from AmerAlia’s Form 10-K for its year ended June 30, 1999.
(h)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of December 17, 2001.
(i)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of March 29, 2002.
(j)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of February 20, 2003.
(k)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of March 24, 2003.
(l)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of April 22, 2003.
(m)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of May 31, 2003.
(n)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of June 30, 2003.
(o)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of July 31, 2003.
(p)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of August 31, 2003.
(q)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of September 30, 2003.
(r)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of October 31, 2003.
(s)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of November 30, 2003.
(t)	Incorporated by reference from AmerAlia’s Form 10-QSB for its quarter ended December 31, 2003.
(u)	Incorporated by reference from AmerAlia’s Form 10-QSB for its quarter ended March 31, 2004.
(v)	Incorporated by reference from AmerAlia's Form 10-KSB for its year ended June 30, 2005.
(w)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of January 29, 2007.
(x)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of August 22, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

HJ & Associates, LLC, Certified Public Accountants, are the Company’s independent auditors.  For the fiscal years ended June 30, 2006 and 2005 HJ & Associates has billed the Company the following amounts for services provided.

	Year ended June 30,
	2006	2005

Audit fees	$173,500	$127,200
Audit related fees	-	-
Tax	22,165	7,472
Other	-	-

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

AMERALIA, INC.

By: /s/ Bill H. Gunn	Date: June 5, 2008
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

/s/ Bill H. Gunn	Principal Executive	Date: June 5, 2008
Bill H. Gunn	Officer and Director

/s/ Robert van Mourik	Secretary, Treasurer	Date: June 5, 2008
Robert C. J. van Mourik	Principal Financial and Accounting Officer
and Director

/s/ Neil E. Summerson	Director	Date: June 5, 2008
Neil E. Summerson

/s/ Geoffrey C. Murphy	Director	Date: June 5, 2008
Geoffrey C. Murphy

/s/ James V. Riley	Director	Date: June 5, 2008
James V. Riley

/s/ Robert C. Woolard	Director	Date: June 5, 2008
Robert C. Woolard

/s/ J. Jeffrey Geldermann	Director	Date: June 5, 2008
J. Jeffrey Geldermann

AMERALIA, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
AmerAlia, Inc. and Subsidiaries
Centennial, Colorado

We have audited the accompanying consolidated balance sheets of AmerAlia, Inc. and Subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmerAlia, Inc. and Subsidiaries as of June 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 20 to the consolidated financial statements, the Company has suffered losses from operations, has a stockholders’ deficit and minimal working capital.  Together these factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 20.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 19, the June 30, 2005 consolidated financial statements have been restated as a result of corrections made to properly record inventories, property and equipment, well cavities, obligations for certain accrued expenses and obligations due to related parties along with asset retirement obligations.

HJ & Associates, LLC
Salt Lake City, Utah
June 4, 2008

American Institute of Certified Public Accountants
Member of Public Company Accounting Oversight Board

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheet

ASSETS

	For the Years Ended June 30,
	2006	2005
		(Restated)

CURRENT ASSETS

Cash	$174	$1,203
Restricted cash (Note 1)	218,912	507,312
Accounts receivable, net (Note 1)	2,777,271	2,351,042
Inventories (Note 2)	816,364	670,582
Prepaid expenses (Note 3)	518,659	470,615

Total Current Assets	4,331,380	4,000,754

FIXED ASSETS

Property, plant & equipment, net (Notes 1 and 4)	10,148,948	10,638,988
Cavities and well development, net (Note 4)	4,663,411	2,240,067
Mineral leases (Note 4)	4,167,471	4,167,471

Total Fixed Assets	18,979,830	17,046,526

OTHER ASSETS

Water rights (Note 8)	3,150,582	3,150,582
Patents (Note 5)	35,014	43,832
Well and well development RSL (Note 6)	595,000	595,000
Engineering drawings (Note 7)	1,876,000	2,800,000
Equipment held and not yet in service (Note 7)	3,197,842	4,161,820
Deferred financing and acquisition costs, net (Note 1)	848,771	1,187,933
Rock School lease and reserves (Note 6)	3,300,000	3,300,000
Deposits and bonds	20,000	24,000

Total Other Assets	13,023,209	15,263,167

TOTAL ASSETS	$36,334,419	$36,310,447

The accompanying notes are an integral part of these consolidated financial statements.

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheet (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	For the Years Ended June 30,
	2006	2005
		(Restated)

CURRENT LIABILITIES

Accounts payable	$2,232,820	$1,477,547
Royalties payable (Note 8)	899,562	760,710
Accrued expenses (Note 9)	1,516,421	1,504,580
Accrued expenses due to related parties (Note 10)	1,405,954	736,089
Current portion of notes payable to related parties (Note 10)	2,970,357	2,323,432
Current portion of notes payable (Note 11)	21,542,869	19,133,583
Current portion of capital lease obligations (Note 12)	43,429	68,905
Interest payable	4,595,534	1,657,761

Total Current Liabilities	35,206,946	27,662,607

LONG TERM LIABILITIES

Notes payable to related parties (Note 10)	853,400	853,400
Notes Payable (Note 11)	22,507,634	22,464,292
Capital lease obligations (Note 12)	97,972	141,401
Asset retirement obligations (Note 13)	871,845	807,616

Total Long Term Liabilities	24,330,851	24,266,709

TOTAL LIABILITIES	59,537,797	51,929,316

COMMITMENTS AND CONTINGENT LIABILITIES (Note 16)	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.05 par value; 1,000,000 authorised; 82 issued and outstanding	4	4
Common stock, $0.01 par value; 100,000,000 shares authorized; 17,239,437 issued and outstanding	172,394	169,836
Additional paid in capital	27,669,676	27,434,275
Accumulated deficit	(51,045,452)	(43,222,984)

Total Stockholders’ Equity (Deficit)	(23,203,378)	(15,618,869)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$36,334,419	$36,310,447

The accompanying notes are an integral part of these consolidated financial statements.

  AMERALIA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended June 30,
	2006	2005
		(Restated)

REVENUES	$15,293,688	$14,141,500

COST OF GOODS SOLD	14,611,153	13,487,793

GROSS PROFIT (DEFICIT)	682,535	653,707

EXPENSES

General and administrative	1,093,523	1,226,373
Depreciation, amortization and accretion expense	1,158,700	1,112,332

Total Expenses	2,252,223	2,338,705

LOSS FROM OPERATIONS	(1,569,688)	(1,684,998)

OTHER INCOME (EXPENSE)

Interest income	1,031	7,222
Gain on settlement of debt	201,965	4,406
Other income	7,852	9,208
Interest expense	(4,263,677)	(2,716,179)
Loss on disposal of assets	(56,485)	-
Loss on impairment	(1,843,281)	(458,087)
Other financing costs	(300,185)	(1,845,702)

Total Other Income (Expense)	(6,252,780)	(4,999,132)

LOSS BEFORE INCOME TAX EXPENSE	(7,822,468)	(6,684,130)

Income tax expense	-	-

NET LOSS	$(7,822,468)	$(6,684,130)

BASIC LOSS PER SHARE	$(0.46)	$(0.40)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,022,896	16,898,237

The accompanying notes are an integral part of these consolidated financial statements.

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit

Balance, June 30, 2004 (Restated)	82	$4	16,866,301	$168,663	$27,187,121	$(36,538,854)

Options granted	-	-	-	-	87,903	-

Warrants granted	-	-	-	-	82,424	-

Options exercised	-	-	117,303	1,173	76,827	-

Net loss for the year ended June 30, 2005 (Restated)	-	-	-	-	-	(6,684,130)

Balance, June 30, 2005	82	$4	16,983,604	$169,836	$27,434,275	$(43,222,984)

Options granted	-	-	-	-	86,835	-

Options exercised	-	-	187,500	1,875	102,000	-

Stock issued in settlement of obligations	-	-	68,333	683	46,566	-

Net loss for the year ended June 30, 2006	-	-	-	-	-	(7,822,468)

Balance, June 30, 2006	82	$4	17,239,437	$172,394	$27,669,676	$(51,045,452)

The accompanying notes are an integral part of these consolidated financial statements.

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2006	2005
		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(7,822,468)	$(6,684,130)
Adjustments to reconcile net loss to net cash used by operating activities:
Options granted	86,835	124,653
Depreciation and amortization	1,158,700	1,112,332
Loss on disposal and impairment	1,899,766	458,087
Amortization of acquisition and financing costs	300,185	1,845,702
(Gain) on settlement of debt	(201,965)	-
Change in Operating Assets and Liabilities:
Decrease in restricted cash	288,400	1,819,511
(Increase) decrease in accounts receivable	827,645	(529,565)
(Increase) decrease in inventory	(145,782)	59,079
(Increase) decrease in prepaid expenses	(48,044)	225,790
Increase (decrease) in accounts and royalties payable	990,839	393,316
Increase in accrued expenses due to related parties	669,865	(29,190)
Increase in accrued expenses	191,842	392,187
Increase in interest payable	2,937,773	1,265,581
Decrease in asset retirement obligation	-	(279,483)

Net Cash Used in Operating Activities	1,133,591	173,870

CASH FLOWS FROM INVESTING ACTIVITIES

Cavities and well development	(2,547,602)	(562,419)
Purchase of property and equipment	(365,309)	(608,591)

Net Cash Used in Investing Activities	$(2,912,911)	$(1,171,010)

The accompanying notes are an integral part of these consolidated financial statements.

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

	For the Years Ended June 30,
	2006	2005
		(Restated)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on capital leases	$(68,905)	$(57,343)
Proceeds from notes payable	1,140,937	600,000
Payments on debt	(17,041)	-
Proceeds from related party notes payable	646,925	411,256
Proceeds from exercise of stock options	76,375	41,250

Net Cash Provided by Financing Activities	1,778,291	995,163

NET INCREASE (DECREASE) IN CASH	(1,029)	(1,977)

CASH AT BEGINNING OF YEAR	1,203	3,180

CASH AT END OF YEAR	$174	$1,203

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

Income taxes	$-	$-
Interest	$1,063,835	$820,407

NON-CASH FINANCING AND INVESTING ACTIVITIES

Common stock issued for financing costs	$-	$-
Conversions of notes payable to equity	$-	$-
Contribution of interest payable to capital	$-	$-
Common stock issued for payment of obligation	$-	$-
Warrants granted in conjunction with debt instruments	$-	$82,424
Common stock issued for extinguishments of related party debts	$-	$41,250

The accompanying notes are an integral part of these consolidated financial statements.

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2006 and 2005

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.     General Development of the Business

AmerAlia, Inc. (AmerAlia) was originally incorporated as Computer Learning Software, Inc. under the laws of the State of Utah on June 7, 1983 and renamed AmerAlia, Inc. in January 1984.  During November 2000, AmerAlia formed a wholly owned subsidiary Natural Soda, Inc., subsequently renamed Natural Soda Holdings, Inc. (NSHI) in February 2003.  NSHI is the parent of a new Natural Soda, Inc., previously named Natural Soda AALA, Inc., (NSI) which purchased the assets of White River Natural Minerals, LLC (WRNM) in February 2003.  The consolidated financial statements present the consolidated financial results of AmerAlia, NSHI and NSI.  Collectively, they are referred to herein as “the Company”.  All material inter-company accounts and transactions have been eliminated in the consolidation accounts.

The Company had been a development stage company since July 1, 1992 and exited the development stage on June 30, 2003.   The Company exited the development stage and began planned principal operations with the purchase of the assets and related liabilities of WRNM on February 20, 2003.

The Company uses solution mining to recover sodium bicarbonate for sale to the animal feed, human food, pharmaceutical, personal products and industrial uses, including  for flue gas desulfurization,.   The Company proposes to expand its existing NSI operations by increasing in stages the design capacity of the facility .  These stages will be principally determined by increases in market demand.

b.     Accounting Method

The Company’s consolidated financial statements are prepared using the accrual method of accounting.  The Company and its subsidiaries have elected a June 30 year-end.

c.     Cash and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

The Company had $218,912 and $507,312 in restricted cash at June 30, 2006 and 2005, respectively, comprising $42,863 held in a certificate of deposit with a bank (to cover costs associated with the water monitoring wells and the restoration of the Rock School Lease) and the balance is cash held in checking and money market accounts held by NSHI and NSI.  The management of these funds is governed by a Securityholder Agreement between the Company and the Sentient Entities.  Consequently, they are considered “restricted cash”.

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

Buildings and improvements	25 to 40 years
Machinery and equipment	10 to 30 years
Well cavities and development	Units of production
Furniture and fixtures	3 to 5 years

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2006 and 2005

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Net deferred tax liabilities consist of the following components:

	June 30, 2006	June 30, 2005
		(Restated)
Deferred tax assets:
NOL Carryover	$14,868,100	$12,062,100
Related Party	887,800	1,593,600

Deferred tax liabilities:
Depreciation	(547,100)	(591,400

Valuation allowance	(15,208,800)	(13,064,300
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended June 30, 2006 and 2005 due to the following:

	June 30, 2006	June 30, 2005
		(Restated)
Book Income	$(3,050,762)	$(2,593,513)
Stock for service accounts	$33,866	115,043
Penalties	5,688	-
Meals & Entertainment	2,181	579
Loss on impairment	718,880	-
Accrued expenses	(705,805)	910,568
Depreciation	171,975	676,705
Sale of Assets	15,585	-
Valuation allowance	2,808,392	890,618
	$-	$-

At June 30, 2006, the Company had net operating loss carry-forwards of $38,000,000 that may be offset against future taxable income from the year 2006 through 2026.  No tax benefit has been reported in the June 30, 2006 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, use of net operating loss carry-forwards may be limited in future years.

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2006 and 2005

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

g.     Basic Net Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

	June 30, 2006	June 30, 2005
		(Restated)

Loss (numerator)	$(7,822,468)	$(6,684,130)
Shares (denominator)	17,022,896	16,898,237
Per share amount	$(0.46)	$(0.40)

The Company's outstanding stock purchase warrants and options have been excluded from the basic net loss per share calculation as they are anti-dilutive.  The Company has excluded 3,690,000 and 3,525,000 common stock equivalents as at June 30, 2006 and 2005, respectively.

h.     Concentrations of Risk

The Company sells its products in North America through distributors to manufacturers and users. Financial instruments consisting of trade accounts receivable potentially subject the Company to concentrations of credit risk.  Generally, the Company does not require security when trade credit is granted to customers.  Credit losses are provided for in the Company’s financial statements and consistently have been within management’s expectations.  During the fiscal year ended June 30, 2006 the Company had two customers that individually constituted more than 10% of our total revenues.  These customers had revenues representing 23% and 33 % of our total revenues and receivables balances representing 28% and 26% respectively of our total trade accounts receivable balance at June 30, 2006.  The Company had sales amounting to approximately 71% of total sales from five customers for the year ended June 30, 2005.  At June 30, 2005, approximately 72% of the Company’s trade accounts receivable were from these customers.

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

An account receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 90 days.  At June 30, 2006 the net accounts receivable balance included $2,847,491 for trade receivables, a $75,220 allowance for doubtful accounts and $5,000 due from employees.  At June 30, 2005 the net accounts receivable balance included $2,351,042 for trade receivables with no allowance for doubtful accounts.

j.     Inventories

Inventories consist of sodium bicarbonate which is stated at the lower of production costs or market. Production costs include all identifiable costs of the plant, including depreciation, royalties, and rental on the sodium leases.  Inventories also include packaging materials which are stated at the lower of cost (first-in, first-out cost method) or market.

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2006 and 2005

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

k. Environmental Costs

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

l. Shipping and Handling Fees and Costs

The Company records all shipping and handling costs in cost of sales.

m. Mineral Properties and Patents

Mineral properties include costs associated with the development of the mining and processing facility.  Such items include the cost of leases, access road, and electric power lines.   Costs involved in registering, developing, and defending patents related to the solution mining process are capitalized and amortized on a straight-line basis over the life of the patents.

n. New Accounting Pronouncements

During the year ended June 30, 2006 and subsequently, the FASB has issued a number of financial accounting standards, none of which did or are expected to have a material impact on the Company’s results of operations, financial position, or cash flows, with exception of SFAS 160. In December 2007, the FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements, which amended ARB 51, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 is scheduled to become effective for the Company for financial statements issued for fiscal year 2009.  We are currently evaluating the effects, if any, that this statement will have on our future financial statements and related financial position, results of operations and operating cash flows.

o.     Stock Options

During the year ended June 30, 2005 the Company applied Accounting Principles Board (“APB”) 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for all stock option plans. Under APB 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

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

On July 1, 2005, we adopted Statement of Financial Accounting Standards No.  (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payments to employees and directors including employee stock options and stock purchases related to the Company’s employee stock option and award plans based on estimated fair values.  SFAS 123 (R) supersedes our previous accounting under Accounting Principles Board Option No. 25, “Accounting for Stock Issued to Employees” (“APB25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123 (R). We have applied the provisions of SAB 107 in our adoption of SFAS 123 (R).

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2006 and 2005

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

o.     Stock Options (Continued)

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of July 1, 2005, the first day of our fiscal year 2006. Our financial statements as of and for the fiscal year ended June 30, 2006 reflect the impact of SFAS 123 (R). In accordance with the modified prospective transition method, our financial statements for the fiscal year ended June 30, 2005 have not been restated to reflect, and do not include, the impact of SFAS 123 (R). Stock-based compensation expense recognized under SFAS 123 (R) for the fiscal year ended June 30, 2006 was $86,835, and related to employee stock options issued during that fiscal year. There was no stock-based compensation expense related to employee stock options recognized during the fiscal year ended June 30, 2005.

SFAS 123 (R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Prior to the adoption of SFAS 123 (R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in our Statement of Operations because the exercise price of the stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At June 30, 2005, we had no unvested share-based payment awards for which compensation expense needed to be recognized in subsequent periods.  Stock-based compensation expense recognized in our Statements of Operations for the fiscal year ended June 30, 2006 only include compensation expense for share-based payment awards granted, but not yet vested after July 1, 2005, and are based on the grant date fair value estimated in accordance with SFAS 123 (R).

Stock-based compensation expense recognized in our Statements of Operations for fiscal year ended June 30, 2006 assume all awards will vest, therefore no reduction has been made for estimated forfeitures.

p.     Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  Advertising expense for the years ended June 30, 2006 and 2005 was $nil and $nil, respectively.

q. Revenue Recognition

The Company recognizes revenue from the sodium bicarbonate sales when persuasive evidence of a sale exists, the product has been shipped and delivered as determined by the bill of sale, collection is reasonably assumed and no further company obligation to perform exists.

r. Deferred Financing Costs

Deferred financing costs include the costs of sourcing long term debt financing for the WRNM Acquisition and its associated capital requirements.  These costs include finders fees, legal fees and fees paid for due diligence costs.

s.     Reclassification of Prior Year Balances

Certain reclassifications have been made to the 2005 financial statements in order for them to conform to the classifications used for the 2006 financial statement presentation.

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2006 and 2005

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

u. Acquisition Costs

Acquisition costs are being amortized over a 25 year period.  The Company recorded amortized acquisition expense of $38,977 and $38,978 for the years ended June 30, 2006 and 2005, respectively.

NOTE 2 -	INVENTORIES

Inventories consisted of the following:
	June 30, 2006	June 30, 2005
		(Restated)
Raw materials and supplies	$315,546	$282,529
Finished goods	500,818	388,053
	$816,364	$670,582

NOTE 3 -	PREPAID EXPENSES

Prepaid expenses consisted of the following:
	June 30, 2006	June 30, 2005
Prepaid natural gas costs	$154,111	$94,732
Prepaid insurance	-	18,567
Prepaid construction costs	227,500	227,500
Other prepayments & deposits	137,048	129,816
	$518,659	$470,615

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2006 and 2005

NOTE 4 -	FIXED ASSETS

Fixed assets consist of the following amounts:
	June 30, 2006	June 30, 2005
		(Restated)
Property plant and equipment	$11,994,914	$11,828,682
Cavities and well development	6,340,616	3,506,096
Furniture and fixtures	71,436	71,436
Mineral leases	4,167,471	4,167,471
Subtotal	22,574,437	19,573,685
Less accumulated depreciation and amortization	(3,594,607)	(2,527,159)
Total	$18,979,830	$17,046,526

Depreciation and amortization expense for the years ended June 30, 2006 and 2005 was $1,082,677 and $1,043,215 respectively.

NOTE 5 -	PATENTS

Patents consisted of the following:
	June 30, 2006	June 30, 2005
Patents acquired from IMC at fair value	$50,000	$50,000
Less accumulated amortization	(14,986)	(6,168)
Net Patents	$35,014	$43,832

The patents are being amortized on a straight line basis over a period of the remaining life of the patent up to 20 years.  Amortization expense for the years ended June 30, 2006 and 2005 was $8,818 and $2,616, respectively.  The amortization expenses to be recognized over the next five years are as follows:

Fiscal Year	Amount
2007	$4,469
2008	4,469
2009	4,469
2010	4,469
2011 and subsequent	17,138
Total	$35,014

NOTE 6 -	ROCK SCHOOL LEASE AND WELL COSTS

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

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2006 and 2005

NOTE 6 -	ROCK SCHOOL LEASE AND WELL COSTS (Continued)

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

The Company has recorded the value of the Rock School Lease and Reserves at $3,300,000.  The value of the monitoring wells is $595,000.

NOTE 7 -	ENGINEERING DRAWINGS AND EQUIPMENT HELD

The Company entered into a Design/Build agreement on May 14, 1999 with a Delaware corporation doing business as U.S. Filter Corporation and HPD Products (US Filter) to design, manage and construct a sodium bicarbonate solution mining and production plant for an amount not to exceed $33,200,000.  The agreement was not completed although engineering drawings were prepared and some equipment constructed.  As of June 30, 2004 the Company had the drawings valued at $2,800,000 and the equipment valued at $4,700,000.  The Company performed an impairment analysis on these assets and determined an impairment charge on the equipment in fiscal year 2005 of $458,087.  The Company also placed $80,093 of the equipment in service during the year which resulted in a $4,161,820 value being recorded on the books as of June 30, 2005.  During fiscal year 2006 the Company placed $44,697 of the equipment in service and completed an impairment analysis which resulted in an impairment of $924,000 on the engineering drawings and $919,281 on the equipment, leaving a $1,876,000 and a $3,197,842 account balance being recorded on the books as of June 30, 2006, respectively.  The equipment is being held in storage until it is brought into service.

NOTE 8 -	ROYALTIES PAYABLE

Royalties payable consist of amounts owed to Kinder and the Bureau of Land Management as at June 30, 2006.  They represent the amount of minimum guaranteed royalties payable (Note 6) due to Kinder and the monthly royalties due to the BLM.  The balance due at June 30, 2006 and 2005 was $899,562 and $760,710, respectively.  Royalty expense for the years ended June 30, 2006 and 2005 was $497,847 and $461,670, respectively.

NOTE 9 -	ACCRUED EXPENSES

Accrued expenses comprise the following:
	June 30, 2006	June 30, 2005
		(Restated)
Salaries and wages	$244,993	$218,919
Judgment payable (Hudson)	300,000	454,169
Freight	114,148	107,701
Property tax	63,000	72,000
Employment taxes	623,032	526,600
State taxes	2,544	2,544
Other	168,704	122,647
Total	$1,516,421	$1,504,580

On August 16, 2002, the Colorado District Court for Arapahoe County, Colorado (Civil Action No. 99-CV-2207) entered judgment for Marvin Hudson, a former officer and employee of the Company in the amount of $374,100 with 8% interest payable on $322,900 of that amount.  The judgment was settled in August 2007 for $300,000 paid in cash.

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2006 and 2005

NOTE 10 -	DUE TO RELATED PARTIES

Accrued liabilities due to related parties comprise the following:
	June 30, 2006	June 30, 2005
		(Restated)
Accrued officer and director compensation, expenses and advances	$911,056	$577,100

Accrued interest for secured promissory notes to accredited investors	262,415	64,351

Accrued interest on Series C Debenture secured promissory note	92,737	28,732

Provision for accrued but unpaid interest due on Jacqueline Badger Mars Trust promissory notes	132,919	59,079

Unsecured advance repayable to Jacqueline Badger Mars	6,827	6,827
	$1,405,954	$736,089

Accrued directors fees and officer and director compensation also includes interest expense totaling $88,985 for the year ended June 30, 2006 allowed on unpaid loan account balances.  Interest expense of $65,587 was included in the year ended June 30, 2005.

Notes payable to related parties comprise the following:
	June 30, 2006	June 30, 2005
		(Restated)
Note and interest payable to Jacqueline Badger Mars Trust; principal and interest due December 31, 2005; interest at 7%; unsecured	$469,628	$469,628
Various guaranty promissory notes payable to Jacqueline Badger Mars Trust due December 31, 2005; Interest at various rates between 4.5%and 4.99%; unsecured	1,140,729	493,804
Secured notes payable to accredited related party investors; 10% interest payable quarterly; due September 30, 2005	1,360,000	1,360,000
Series C Debenture Secured Promissory Note payable to an accredited related party investor; due March 19, 2008	853,400	853,400
Total related party notes payable	3,823,757	3,176,832
Less current portion	2,970,357	2,323,432
Total related party notes payable long term	$853,400	$853,400

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2006 and 2005

NOTE 11 -	NOTES PAYABLE

Notes payable comprise the following:
	June 30, 2006	June 30, 2005
NSHI Series A Secured 10% Debentures payable to the Sentient Entities; due September 30, 2005	$5,000,000	$5,000,000
NSHI Secured Subordinated Series B1 Debentures payable to the Sentient Entities; due February 19, 2008	11,300,000	11,300,000
NSHI Secured Subordinated Series B2 Debentures payable to the Sentient Entities; due February 19, 2008	9,700,000	9,700,000
Sentient working capital loans	1,000,000	-
AmerAlia Secured Promissory Note payable to an accredited investor; 10% interest payable	2,890,000	2,890,000
AmerAlia Series C Debenture Secured Promissory note payable to an accredited investor, due March 19, 2008	1,464,292	1,464,292
Wells Fargo factoring facility with fees payable according to time taken to collect each receivable	1,253,874	-
Note payable to financial institution; principal and interest due June 30, 2006;interest at 7.22% at June 30, 2006;secured by a related party guaranty agreement	9,921,583	9,921,583
Note payable to equipment manufacturer, unsecured, interest only at 8% payable on
March 31, of each year, entire principal due December 31, 2005.	1,200,000	1,200,000
Note payable to an investor, on call at 4.5%	100,000	100,000
Note payable to McFarland Dewey Securities Co; unsecured, interest at 4%; due May 18, 2004	18,000	18,000
Note payable to vendor, nil interest rate	130,938	-
Motor vehicle loans at 0.9% p.a. interest due February and March 2009secured by motor vehicles	67,816	-
Note payable to investor; unsecured, due on demand; at 10% interest.	4,000	4,000
Total notes payable	44,050,503	41,597,875
Less current portion	21,542,869	19,133,583
Total long-term debt	$22,507,634	$22,464,292

The aggregate principal maturities of notes payable at June 30, 2006 are as follows:

Fiscal Year	Amount
2007	$21,542,869
2008	22,507,634
2009	-
2010	-
2011	-
Total	$44,050,503

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2006 and 2005

NOTE 12 -	CAPITAL LEASE OBLIGATIONS

	June 30, 2006	June 30, 2005

Total minimum lease payments	$159,516	$243,525
Less interest and taxes	(18,114)	(33,219)
Present value of net minimum lease payments	141,401	210,306
Less current portion	(43,429)	(68,905)
Long-term portion of capital lease obligations	$97,972	$141,401

The aggregate principal maturities of capital leases at June 30, 2006 are as follows:

Fiscal Year	Amount
2007	$43,429
2008	47,034
2009	50,938
2010	-
2011	-
Total	$141,401

NOTE 13 -	ASSET RETIREMENT OBLIGATION

The asset retirement obligation (ARO) represents the estimated current fair value of the costs to plug the wells, remove buildings and return the site to its natural condition.  The Company recorded the fair value of the ARO at the date of the purchase of the assets and liabilities of White River and is accreting the balance at the current inflation rate of 3%.  The ARO value at June 30, 2006 is $871,845, an increase of $64,229 on the prior year’s balance made up of $24,229 in accretion and $40,000 for the estimated cost of plugging and abandoning a new well placed in service during fiscal year 2006.  The ARO value at June 30, 2005 is $807,616, a reduction of $255,960 from the prior year’s balance.  This reduction was due to accretion of $23,523 and the plugging and remediation of some of the wells during the fiscal year ended June 30, 2005 for $279,483.

NOTE 14 -	OPERATING LEASES

The Company has signed seven leases for a total of 59 railway hopper cars.  Three of these leases terminate in June 2010, two terminate in December 2009, one terminates in September 2010 and the other terminates in December 2007.  These leases require monthly payments of $425 to $540 per car.  The Company has signed a lease for a 29,988 square foot warehouse in Rifle, Colorado.  The lease terminates May 2009 and requires monthly payments of $9,651, increasing by 3% in January of each year.

The following is a schedule of future minimum lease payments required by the non-cancelable operating lease agreements at June 30, 2006:

Year ended June 30	Amount
2007	$477,855
2008	412,381
2009	336,467
2010	192,300
2011	32,400
Total	$1,451,403

The rental expense component of these lease payments was $257,996 for financial year 2006 and $141,255 for financial year 2005.

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2006 and 2005

NOTE 15 -	OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS

As a result of applying SFAS No. 123(R) to stock options granted as inducements to two individuals to become new board members, the Company recorded expenses of $86,835 for the year ended June 30, 2006. These expenses are included in the selling, general and administrative amount in the statement of operations.

Under FASB Statement 123(R), the Company estimated the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for each of the grants, respectively; dividend yield of zero percent for all years; expected volatility of 165.94% and 178.60%; risk-free interest rates of 3.75% and 3.13% and expected lives of 3.0 years.

Had compensation cost for the Company’s stock options granted to directors and employees been based on the fair value as determined by the Black-Scholes option pricing model at the grant date under the accounting provisions of SFAS No. 123, the Company would have recorded an additional expense of $87,903 for the year ended June 30, 2005.  Also under these same provisions, the Company’s net loss would have been changed by the pro forma amounts indicated below:

	June 30, 2006	June 30, 2005
		(Restated)
Net loss:
As reported	$(7,822,468)	$(6,684,130)
Pro forma	$(7,822,468)	$(6,772,033)

	June 30, 2006	June 30, 2005
		(Restated)
Basic loss per share:
As reported	$(0.46)	$(0.40)
Pro forma	$(0.46)	$(0.40)

A summary of the status of the Company’s stock options and warrants as of June 30, 2005 and changes during the year ended June 30, 2006 is presented below:
		Weighted
	Options,	Average
	Warrants	Exercise
	and SAR’s	Price

Outstanding, June 30, 2005	4,265,000	$0.96
Granted	187,500	$0.54
Expired/Canceled	(575,000)	$1.32
Exercised	(187,500)	$0.52

Outstanding, June 30, 2006	3,690,000	$0.96

Exercisable, June 30, 2006	3,690,000	$0.96

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2006 and 2005

NOTE 15 -	OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS (Continued)

The following summarizes the exercise price per share and expiration date of the Company's outstanding options and warrants to purchase common stock at June 30, 2006:

Expiration Date	Price	Number
May 18, 2007	$0.66	75,000
June 30, 2007	$0.53	187,500
June 30, 2008	$0.54	187,500
March 19, 2009	$1.00	2,500,000
April 18, 2009	$0.71	540,000
April 18, 2009	$3.00	200,000
		3,690,000

During the year ended June 30, 2006, 187,500 options were granted, 187,500 options were exercised and 575,000 options expired.

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

NOTE 16 -	COMMITMENTS AND CONTINGENT LIABILITIES

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

2.	Starting January 1, 1996, the establishment of a consulting arrangement between Kinder and the Company providing for an annual consulting fee of $25,000 payable monthly in arrears.

Minimum amounts due are as follows:

Year ended June 30	Amount
2007	$100,000
2008	100,000
2009	100,000
2010	100,000
Total	$400,000

The unpaid portion of these obligations is recorded in accounts and royalties payable as current liabilities, however, future obligations are not included as they are future operating expenses.

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

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2006 and 2005

NOTE 17 -	PREFERRED STOCK

There are 82 shares of Series E preferred stock outstanding at June 30, 2006 and 2005 which carry a 10% dividend payable quarterly when declared by the directors of the Company. Each share of the preferred stock was convertible into 1,000 shares of common stock until October 31, 2000.  Since October 31, 2000 the 82 shares have not been convertible into common stock and have no voting rights.

NOTE 18 -	OFFICER COMPENSATION

During the year ended June 30, 2006, Mr. Gunn’s salary was $200,000, of which, $171,888 was paid and $28,112 was accrued.  Mr. van Mourik’s salary was $150,000 all of which was accrued.

During the year ended June 30, 2005, Mr. Gunn’s salary was $200,000, of which, $114,145 was paid and $85,855 was accrued.  Mr. van Mourik’s salary was $150,000 of which $52,624 was paid and $97,376 was accrued.

Each of the above individuals is also due $14,000 per year for directors’ fees in the years ended June 30, 2006 and 2005 respectively.  These amounts have been accrued.

Mr. Bill H. Gunn is Chairman and President of AmerAlia, and Mr. Robert van Mourik is Executive Vice President, Chief Financial Officer, Secretary and Treasurer.

NOTE 19 -	CORRECTION OF 2005 FINANCIAL STATEMENTS

After the original issue of the June 30, 2005 financial statements, the Company determined that inventories, property plant and equipment, well cavities, obligations for accrued expenses, obligations due to related parties and asset retirement obligations were not properly recorded in the Company’s accounts for the year ended June 30, 2005.  Correction of these errors had the following effect on the previously reported Assets, Liabilities, Stockholders’ Equity and Net Loss of the Company as of and for the year ended June 30, 2005:

	Originally	As	Difference	Note
	Reported	Restated
BALANCE SHEET:
Inventories	756,728	670,582	(86,146)	(1)
Property, plant and equipment, net	14,800,808	10,638,988	(4,161,820)	(2)
Cavities and well development	1,792,817	2,240,067	383,320	(7)
			63,930	(3)
Equipment held and not yet in service	-	4,161,820	4,161,820	(2)
Accrued expenses	995,409	1,504,580	298,293	(4)
			210,878	(5)
Accrued expenses due to related parties	1,086,650	736,089	(298,293)	(4)
			(52,268)	(5)
Asset retirement obligation	530,830	807,616	276,786	(3)
Accumulated deficit	(43,148,692)	(43,222,984)	(86,146)	(1)
			197,919	(7)
			(151,966)	(5)
			(34,098)	(8)

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2006 and 2005

NOTE 19 -	CORRECTION OF 2005 FINANCIAL STATEMENTS (Continued)

INCOME STATEMENT:
General and administrative expense	1,234,744	1,226,373	(8,371)	(5)
Depreciation, amortization and accretion expense	1,542,964	1,112,332	212,856	(3)
			(185,401)	(7)
			(458,087)	(6)
Loss on impairment	-	458,087	458,087	(6)
Interest expense	2,701,165	2,716,179	15,014	(5)
Net loss	(6,650,032)	(6,684,130)	(34,098)	(8)
Loss per share	(0.39)	(0.40)	(0.01)	(9)

Notes
1	To properly state value of finished goods inventory using production costs instead of total costs, recorded as an increase in the accumulated deficit as of June 30, 2005.
2	To reclassify held equipment as its own line item rather than having it included in Property Plant and Equipment.
3
To properly record the Asset Retirement Obligation, which resulted in an increase to the costs to be amortized in the Cavities and Well Development account, and to properly record the accretion of the Asset Retirement Obligation in FY2005.

4	To recognize obligations to remit withholding taxes on compensation previously paid. Results in reclassification of liabilities due to related parties to the provision for employment tax obligations.
5
To recognize additional provisions for employment taxes due to penalties and interest for late payment of taxes and provision for employment taxes on accrued but unpaid compensation.  Results in an increase in accrued expenses of $210,878, an increase in accrued expenses due to related parties of $52,268, a decrease of $8,371 in General and Administrative expenses, an increase of $15,014 in Interest expense, and expenses of $151,966 being recognized in prior periods, thus increasing accumulated deficit at June 30, 2005.

6	To reclassify depreciation expense as loss on impairment.
7	To properly record well and cavity amortization and depletion.
8	Cumulative effect of all restatement entries made to the FY2005 statement of operations
9	Loss per share increased by $0.01 per share as a result of the cumulative effect of restatement entries made to the FY2005 statement of operations

NOTE 20 -	GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has had no significant operations since inception.  As reported in the financial statements, the Company has an accumulated deficit of approximately $51 million as of June 30, 2006. The Company has not yet established revenues sufficient to cover its operating costs, which creates doubt as to whether it can continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.  In order to continue as a going concern, the Company will have to refinance its debt due to the Sentient Entities and secure additional capital resources.  Management’s plans to obtain such resources for the Company are based on having accomplished many of its immediate objectives since acquiring the WRNM operations that are now leading to improved profitability.  These actions include:
•	enhancing the management team with recruitments in production, marketing, finance and customer relations
•	implementing new accounting and management information systems
•	revitalizing and repairing production facilities thereby increasing efficiency and production capacity
•	gaining government permits to expand solution mining activity

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2006 and 2005

NOTE 20 -	GOING CONCERN (Continued)

Consequently, management has reduced operating costs and has implemented a number of marketing initiatives to gain higher volumes of sales.  As this is a business with high fixed costs, management expects that additional increases in revenues as a result of these higher volumes and price increases will impact significantly on profitability.  Management is now also engaging in discussions with Sentient and other note holders to settle all debt, accrued interest and rights to contingent interest for equity in AmerAlia and/or its subsidiaries.  If completed, these transactions will substantially remove much of our debt and most of our creditor obligations except for normal trade credit.  The existence of the contingent interest obligations in particular has previously made the task of raising new debt or equity capital impossible. To complete this recapitalization plan, the Company must first bring its SEC filings current and is currently engaged in fulfilling this requirement.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the se plans described above.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 21 -	SUBSEQUENT EVENTS

On July 1, 2006 we granted options to Non-executive Directors to acquire 187,500 shares at $0.42 per share until June 30, 2008 in accordance with the 2001 Directors’ Incentive Plan.

In May, 2007 the Sentient Entities converted their Series B2 debentures into 49% of the equity of NSI thus increasing their ownership of NSI to 53.5%.

On July 1, 2007 we granted options to Non-executive Directors to acquire 187,500 shares at $0.40 per share until June 30, 2009 in accordance with the 2001 Directors’ Incentive Plan.

In August, 2007 a Sentient affiliate (“Sentient II”) acquired all the debt and equity securities, including the debt previously owed to the Bank of America, owned by the Mars Trust.  Also, in August 2007, Sentient II lent $350,000 to AmerAlia at 6% interest due December 31, 2007 subsequently extended to July 31, 2008.  The principal and interest is convertible to shares of AmerAlia common stock at 36 cents per share.

In August 2007 we settled the outstanding judgement in favor of Hudson for a cash payment of $300,000.

Effective as of October 31, 2007, Sentient I acquired from NSI its $750,000 Series A Secured debenture and accrued interest of $271,215.75.

Effective as of March 31, 2008, Sentient USA Resources Fund III LP (“Sentient III”) purchased AmerAlia’s rights to outstanding interest due on its Series A Secured 10% Debentures for $1,406,875. AmerAlia used these funds for the purpose of paying some of the outstanding interest owed to the holders of its Series A Debenture Secured promissory notes.  Sentient III also acquired Sentient I’s rights to interest owed on its Series A debentures, including the interest due on the debenture previously owned by NSI, for $2,076,334.20.

In May, 2008 Sentient I loaned AmerAlia $465,000 for the purpose of contributing capital to NSHI which, in turn contributed $465,000 to NSI as its proportionate share of $1 million for well field development expenditures.  The loan is at 6% interest and is due July, 31, 2008.  The principal and interest is convertible to shares of AmerAlia common stock at 36 cents per share.