Form 10KSB
period 2007-06-30
AMERALIA INC
filed 2008-07-18
CIK 811419

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  0-15474

AMERALIA, INC.
(Exact name of Company as specified in its charter)

Utah	87-0403973
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

9233 Park Meadows Dr, Suite 431, Lone Tree, Colorado 80124
(Address of Principal Executive Offices)

Company's telephone number, including area code:	(720) 876-2373
Company’s Web Page:	www.ameralia.com
Securities registered pursuant to Section 12(b) of the Act:	None.
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
☐

Revenues for the fiscal year ending June 30, 2007:	$16,951,997

As of July 2, 2008, the number of shares outstanding of the company's $.01 par value common stock was 17,298,507. Aggregate market value of the voting stock held by non-affiliates of AmerAlia as of July 2, 2008 was approximately $5,945,790.  The estimate is based on the last sale price per share and 6,995,047 shares held by non-affiliates.

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

AmerAlia is a listed public company in a financial partnership with private equity funds to develop natural resources.  We own Bureau of Land Management (“BLM”) leases in Colorado covering very large deposits of naturally occurring sodium bicarbonate.  We also own various water rights and our sodium leases also cover deposits of oil shale to which we do not currently have title.  Our business is to produce and sell natural sodium bicarbonate, commonly known as baking soda, for use in a wide variety of products and activities and to profitably further utilize our natural resources.  Our immediate objective is to be a low cost producer of sodium bicarbonate and related products.  Our longer term objectives are to utilize our extensive water rights and to gain title to the oil shale resources.

We own the largest BLM leases in the Piceance Creek basin which contains the largest known deposits of naturally occurring sodium bicarbonate in the world.  Our leases are located near the depositional center of the Piceance Creek basin where the nahcolite beds are thickest and most concentrated. Consequently, we believe our deposits are unique and capable of producing sodium bicarbonate and related sodium products for many generations.

We have water rights in the Piceance Creek basin, a part of the Colorado River drainage system.  These various rights allow us under certain circumstances to draw up to a maximum of 108,812 acre feet (35.46 million gallons) annually and to store up to 7,980 acre feet of water.  These rights may never be fully utilized for various reasons including the availability of sufficient water, however, while subject to numerous limitations and conditions our water rights can provide water far in excess of the current or future needs of the sodium bicarbonate operations. We believe that these water rights can generate a future revenue stream and have increasing value, especially as any prospective development of the oil shale resources of the Piceance Creek basin may require large volumes of water.

As discussed below, deposits of oil shale are contained within our sodium leases.  We do not have any rights to this resource but we plan to apply for title to all or part of the oil shale that is contained within the boundaries of our leases.  Shell Frontier Oil & Gas Co. has three research, development and demonstration leases adjacent to our sodium leases.  A Shell fact sheet, “Shell Exploration & Production Technology - to secure our energy future – Mahogany Research Project” reports an estimated potential recovery rate of up to one million barrels of oil per surface acre.  We plan to independently determine possible recovery rates and to develop a plan to recover oil from the resource contained within our sodium leases.

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

Our acquisition was financed by Sentient Global Resource Fund I, LP and Sentient Global Resource Trust No. 1 of George Town, Grand Cayman, Cayman Islands.  Sentient Asset Management, the manager of these funds, is an international private equity group specializing in the development of natural resources.  This financing was initially provided short-term but was converted into long term funding at the financial closing completed March 19, 2004.

Figure 1: Natural Soda's Plant Operations, Rifle, Colorado

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

In addition, Sentient II advanced a loan of $350,000 to AmerAlia in August 2007.  This loan and accrued interest is due July 31, 2008 and has a right to convert into AmerAlia common stock at 36 cents per share.  We have been continuing our discussions with Sentient and other creditors to recapitalize our company and its subsidiaries.  Bringing these restructuring discussions to definitive agreement firstly requires that we file this annual report so we do not know what the outcome of these discussions and negotiations will be.  Meanwhile we have agreed to some interim funding arrangements with various Sentient funds:

1.	Effective as of October 31, 2007, Sentient I acquired from NSI its $750,000 Series A Secured debenture and accrued interest of $271,215.75.
2.
Effective as of March 31, 2008, Sentient Global Resources Fund III LP (“Sentient III”) purchased AmerAlia’s rights to outstanding interest due on its Series A Secured 10% Debentures for $1,406,875. AmerAlia used these funds for the purpose of paying some of the outstanding interest owed to the holders of its Series A Debenture Secured promissory notes.  Sentient III also acquired Sentient I’s rights to interest owed on its Series A debentures, including the interest due on the debenture previously owned by NSI, for $2,076,334.20; and

3.
In May 2008 Sentient I loaned AmerAlia $465,000 for the purpose of contributing capital to NSHI which, in turn contributed $465,000 to NSI as its proportionate share of $1,000,000 raised by NSI for well field development expenditures.

Finally in June 2008, we issued another promissory note to Sentient III for $300,000 at 6% per annum interest repayable on July 31, 2008 to enable us to access funds to pay ordinary trade payables as approved by Sentient III.  We borrowed $80,000 to pay audit fees.  In June we were also advised that Sentient III had acquired the promissory note for $1,200,000 we had issued to US Filter that had since been assigned to HPD, LLC.   As a material inducement to Sentient III to acquire the note, HPD agreed to provide Sentient III (or its nominee) with up to $600,000 of discounts on any contracts awarded by Sentient III or its nominee to HPD for the supply of equipment or services within a twelve month period of acquiring the note.

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

Figure 2: AmerAlia's Sodium Leases are located
about 54 miles northwest of Rifle, Colorado

The report was prepared by Mr. John Mears who is a “competent person” under rule 10 of the JORC code, with the assistance of Ted Brennan & Associates, Geologists.  They evaluated the Boise Bed that is under the Wolf Ridge lease. They concluded, amongst other things that “The current data distribution found within the Piceance Creek Basin of Colorado allows for a large Inferred Resource. The current data suggests that the localized distribution of nahcolite within the Boies Bed immediately surrounding the current plant site and within the lease area is 80 million metric tons at a grade of 65.0 percent.”

These documents prepared by independent parties indicate that we own a substantial proportion of the largest known commercial deposits of nahcolite in the world.  Currently, we expect to produce approximately 100,000 tons per year from a resource that can fulfill all the company’s expected production needs into the foreseeable future.

Our leases are located near the depositional center of the Piceance Creek basin where the nahcolite beds are thickest with the highest concentration of nahcolite. The Wolf Ridge Mining Unit leases issued to NSI cover a total of 8,223 acres.  When combined with the Rock School lease issued to NSHI, we own leases covering a total of 9,543 acres.  The only other sodium leases issued by the BLM in the Piceance Creek basin, covering a total of 7,142 acres, are the Yankee Gulch lease, previously owned by American Soda and then owned by Solvay Chemicals (“Solvay”), and the Nielsen-Juhann-Hogle lease, now owned by Shell Frontier Oil & Gas Co. (“Shell”).  Solvay shut down the operations on its lease because it could not economically transport the recovered liquor to Parachute to produce sodium carbonate and sodium bicarbonate. It has since sold its facilities located on the Yankee Gulch lease. The Nielsen-Juhann-Hogle lease requires extensive government approvals before it can be brought into production.  It follows that we have the largest available resource of nahcolite in the Piceance Creek basin.

Unique to the NSI leases is the Boies Bed, an interval that, while variable, averages approximately 30 feet thick and contains over 65% nahcolite located at an approximate depth of 1,900 feet.  During the last fifteen years NSI and its predecessors have been solution mining nahcolite from horizontal cavities in the Boies Bed, the richest and most economically recoverable bed of nahcolite in the Piceance Creek basin.  This has the advantage of being a proven technology.

Our operations to recover sodium products from these leases are governed by a BLM approved mine plan.  Currently, we are recovering sodium bicarbonate from two cavities for which we have authority, as of April, 2008, to recover up to approximately 430,000 tons of sodium bicarbonate. The BLM will allow us to mine an additional 208,000 tons from the two cavities.  Therefore, we currently have approval to recover approximately 638,000 tons from our resource.  Our plant has been able to produce approximately 100,000 tons per year and our current cavities have a capacity, if they function as planned, to provide several years supply.  However, from time to time the amount of the sodium bicarbonate in the brine and the recovery rate from the cavities can and do vary which causes lower production rates.  To ensure a reliable supply of feed liquor we plan to install more cavities.  We discuss more fully our plans for these cavities below at “Production cavities and solution mining”.

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

Description of the WRNM Acquisition

Since 1992, various companies have owned and operated a production facility situated on sodium leases adjoining our Rock School lease.  In February 2003, NSI acquired all of the assets and all of the liabilities related to this business for a total purchase price of $20.6 million. This provided us access to a very large deposit of nahcolite and exclusive ownership of the desirable Boies Bed described above.  In addition, we acquired substantial conditional and unconditional water rights in the area.  IMC and WRNM assigned to NSI all of their interests in the assets including property, plant, equipment, water rights, accounts receivable and the four federal sodium leases issued by the BLM.  NSI assumed WRNM's accounts payable, and employed all 22 employees previously working for WRNM.  We have accounted for the acquisition as a purchase under the provisions of SFAS No. 141.  Accordingly, we recorded the assets acquired and the liabilities assumed at their fair market values.  The excess purchase price has been allocated to the assets purchased.  No amount was allocated to goodwill.

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

The Plant

The 26,500 square foot processing plant located on one of the Wolf Ridge Leases consists of a single building with crystallizers, boilers, centrifuge, dryers and other equipment capable of producing various grades of sodium bicarbonate.  The plant has a name plate capacity of 125,000 tons per year although the most it has ever produced was nearly 103,000 tons in CY2007.  Until we attempt to obtain higher levels of production we will remain uncertain as to its actual capacity.  However, we intend to increase production capacity of the plant by an initial program of drilling more cavities and further improving the efficiency and output of the surface plant and facilities and then we intend to reengineer and expand the production capacity of the plant by a significant amount when such an expansion can be justified.

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

As mentioned above, the recovery of sodium products from the sodium leases is governed by a BLM approved mine plan.  Sodium bicarbonate is presently being recovered from two cavities denominated as 5H and 6H for which we have authority to recover up to 638,000 tons of sodium bicarbonate.  The BLM has also authorised recovery of up to 320,000 tons of sodium bicarbonate from a new cavity, 7H, which has been drilled and is currently being brought into production. We have recently partially completed 7H at an approximate cost of $1,000,000.  The 5H and 6H cavities are joined and share one injection well and two recovery wells while 7H has one injection and one active recovery well which we also use to recover from 6H.  At current production rates the plant, upon completion of 7H, will be adequately supplied with pregnant brine solution for the existing surface facilities.  We intend to obtain approval to drill another new production cavity in accordance with the mine plan to further support our plans to expand production capacity and to ensure a continuous supply of high quality brine to the plant.

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

Water Rights

WRNM also transferred all of its water rights to NSI, including:
•	the production well used to obtain water for solution mining operations,
•	conditional well water rights associated with 13 wells located on the land covered by the federal sodium leases,
•	absolute surface water rights from the White River drainage,
•	a water storage reservoir and rights relating to future expansion of the reservoir, and
•	rights associated with an augmentation plan governing substitution and exchange of water withdrawn from wells located on the sodium leases.

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

US Filter assigned equipment to NSI that it had fabricated for AmerAlia in consideration for settling obligations due to US Filter under a May 1999 Design/Build Contract.  This equipment includes a centrifuge, six silos, a dryer system, baghouse equipment, air compressors, pumps and pump parts now located at or near to the NSI plant. We originally intended to use this equipment in the plant we had contemplated constructing for production from the Rock School lease, however, we now plan to use this equipment to expand the existing plant.  Some components have already been used.  On February 21, 2003 we concluded a settlement agreement with U.S. Filter with respect to the Design/Build contract that included our issuing a promissory note for $1,200,000.  This note was then assigned to HPD, LLC.  We have not repaid the note which is now past due.  In June 2008 Sentient III acquired this note from HPD so our liability is now to Sentient III.  It is our intention to utilize HPD’s services to design and construct a plant expansion should we choose to expand the plant.

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

Sales and Revenue Performance

Fiscal year 2004 was the first complete fiscal year of our ownership of the plant.  Our annual sales in tonnages and gross revenues are shown in the following tables:

Fiscal	Sales (tons)	% Change
Year		on prior FY
2004	84,103
2005	85,038	+ 1.1
2006	88,910	+ 4.6
2007	101,970	+14.7
2008	101,594	- 0.4

Calendar	Sales (tons)	% Change
Year		on prior CY
2004	79,313
2005	87,746	+10.6
2006	94,858	+ 8.1
2007	102,702	+ 8.3

Fiscal	Gross Revenues	% Change
Year	($)	on prior FY
2004	12,609,041
2005	14,141,500	+ 12.2
2006	15,293,688	+ 8.1
2007	16,951,997	+ 10.8

During calendar year 2007, and so far in 2008, sales have been constrained by production interruptions and cavity limitations.  We now expect that the new cavity we have recently brought into production will improve our production and supply capability.  This performance is illustrated on a quarterly basis in the following graph.

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

General

NSI owns numerous water rights in the Piceance Creek and Yellow Creek basins of Colorado.  These streams flow into the headwaters of the White River which flows into the Colorado River.  Yellow Creek flows through our property; Piceance Creek, Yampa River and the White River are nearby.  These rights incorporate direct pumping rights, direct flow water rights and pumping rights to the White River. We also have a reservoir right associated with the White River pumping rights called the Wolf Ridge Reservoir and we own the Larson Reservoir at the headwaters of Piceance Creek.

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

NSI’s water rights were incorporated into a Decree entered by the District Court in and for Water Division No. 5 in Case No. 88CW420 on August 13, 1991 (the “Decree”).  The Decree is crucial for continued operations of the sodium mining business.  NSI’s water rights were combined in the Decree to ensure the reliability of the water supply for mining operations.  In addition, since all the water rights are under common ownership, the ability to maximize the use and value of the water rights is enhanced if the water rights could be used for any purpose associated with the mining operations or other purposes.  Another factor leading to the inclusion of all the water rights in the Decree was that some of the water rights and facilities for the water rights had not been developed, and the conditional portion of the water rights could be maintained by legally integrating and attributing work on some of the water rights to other conditional water rights.

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

Our initial sales under this agreement have not been significant.  We intend to devote more attention to generating more sales from this resource.

Appraisals

AmerAlia has previously obtained an independent appraisal of the value of the water rights, identifying a range of approximate aggregate value of $12 million to $16 million.  The current value of our rights is unknown.  The highest value component relates to the Wolf Ridge Reservoir and Pipeline Water rights.  These rights produce a large quantity of water that may be used for commercial purposes.  They could be separately developed and are not required for mining purposes.  The market value of the Wolf Ridge Rights is a function of the amount of fully consumable water available under these water rights.  We have been advised that since this water can be used for industrial purposes, their value may be in the order of $3,000 to $4,500 per acre foot of fully consumable water.

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

Identification of Water Rights

Our water rights can be categorized and summarized as follows:

Water Flow Rights	Location	Flow Rate	Flow Rate	Percent of
		(CFS)	(acre ft/yr)	Annual Flow
Direct pumping	13 wells on plateau	45.0	32,579	30%
Direct Flow rights	Piceance Creek	5.3	3,837	4%
River pumping	White River	100.0	72,397	67%
Total flow		150.3	108,812	100%

Water Storage	Location	Volume	Percent of
Right		(acre feet)	Storage
Wolf Ridge Reservoir	Plateau	7,380	92%
Larson Reservoir	Plateau	600	8%
Total flow		7,980	100%

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

Wolf Ridge Reservoir and Feed Pipeline Water Rights to the White River

The Wolf Ridge Reservoir and Wolf Ridge Feeder Pipeline water rights were decreed in the 1970s.  However, unlike the Well Water Rights that divert water from the aquifer tributary to Piceance Creek, the Wolf Ridge Water Rights divert water primarily from the White River.  Piceance Creek is dry most of the summer, but the White River is seldom dry and is a much larger stream.  Hence a 1970s water right diverting out of the White River will have water available for diversion in most years.  As discussed above, the Wolf Ridge Water Rights provide for the construction of a reservoir to contain a maximum of 7,379.70 acre feet.  This reservoir could be fed by the Wolf Ridge feeder Pipeline at the rate of 100 CFS.  (44,800 gallons per minute).  This is equivalent to 72,396 acre feet per year.

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

The Decree also approved an additional water right referred to as the Larson Reservoir Enlargement Water Right.  It has an appropriation date of April 5, 1988 and may store up to 600 acre feet of water, with the right to refill the Larson Reservoir with an additional 600 acre feet of water per year.  This has not been constructed but could be constructed on land entirely owned by NSI.  The Larson Reservoir Enlargement Water Right could only divert water during the early spring runoff period, so we estimate approximately 300 acre feet of water could be stored annually if a reservoir was constructed.  The Larsen Reservoir has a large deposit of silt. We intend to evaluate the possibility of excavating the silt and extending the reservoir to provide greater storage capacity.

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

Long Term Financing Agreements

On March 19, 2004 NSHI and the Sentient Entities completed their arrangements known as the financial closing.  The principal agreement is the Debenture Purchase Agreement which provided for the repayment of the short term financing and raising additional funding.  A Securityholder Agreement between AmerAlia, NSHI, NSI and the Sentient Entities defines their mutual expectations and conduct with respect to the restrictions on transfer of the debentures and other securities issued in the transaction; board representations and appointment of management; budget approvals and minimum voting majority; limitations on the actions of NSHI and NSI; restrictions on transfer of securities and/or a trade sale including drag along/tag along rights; forbearance agreements; agreements for the conversion of Series B2 Debentures into 49% of NSI common stock and exchange of the NSI common stock for AmerAlia common stock; exchange of the Series B1 and Series B2 Debentures for AmerAlia common stock and dispute resolution procedures.  The agreements included a Management & Cost Reimbursement Agreement whereby AmerAlia would provide management services for a fee until September 30, 2005.  This agreement was pledged to US Filter as security for moneys then owed to US Filter.  Finally, in consideration for amending the terms of the original closing agreement completed with the Sentient Entities on February 20, 2003 to allow a closing, AmerAlia granted the Sentient Entities warrants to purchase 600,000 shares of its restricted common stock exercisable at $1.00 per share until March 19, 2009.

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

NSHI also issued $750,000 of Secured Series A 10% Debentures to NSI in exchange for an obligation by NSI to pay $750,000 to NSHI.  The purpose of the issue of the $750,000 Series A Debenture to NSI was to enable NSI to provide the debenture as collateral to the Mars Trust for its bonding support as discussed in Item 12 “Certain Relationships and Related Party Transactions”.  This arrangement ended in August 2007 when we used our own resources to support the bonding obligations.

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

The Series B2 Debentures had similar terms and conditions as the Series B1 Debentures except that the “Contingent Interest” internal rate of return was thirty percent (30%) per annum compounded annually commencing February 20, 2003.  The Sentient Entities also had an option to convert the Series B2 Debentures and their accrued interest and rights to contingent interest into 49% of the common stock of NSI.  They exercised this right in May 2007 at the same time they exercised their right to convert their $1 million loan and accrued interest into 4.5% of NSI’s capital.  Hence, the Sentient Entities now own 53.5% of NSI and NSHI has no further obligation to pay contingent interest on the Series B2 Debentures.

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

The Unsecured Subordinated Series C Debentures held by AmerAlia earn the same interest rate as the Series B Debentures and have a right to earn contingent interest up to a total internal rate of return of fifteen per cent (15%) per annum compounded annually, commencing February 20, 2003.  They rank equally with the Series B1 Debentures with respect to all payments of principal and interest unless the Series B1 Debenture holders declare an event of default, in which case the Series B1 Debentures will be senior to and be repaid prior to the Series C Debentures.  The Series C Debentures have been pledged by AmerAlia to secure guarantees and loans as discussed below under “Other Loans” and in Item 12 at “Satisfaction of Bonding Requirements and Mars Trust Obligations”   Also discussed at Item 12 at “Sentient Entities (now Sentient I), Sentient II and Sentient III”, Sentient II acquired various AmerAlia debt obligations and thereby acquired the Mars Trust’s right to this Series C debenture as collateral.

The Series B and the Series C Debentures have a provision that if NSHI sells NSI or substantially all of the assets of NSI in a trade sale, then the proceeds must be used to repay the Series A Debentures, then the Series B1 Debentures and then the Series C Debentures.

Current Status of Series A and B1 Debentures.

The dates for the due repayment of these debentures have passed and Sentient I has rights to serve notices of default on us.  They have not done so and, as discussed below at “Our Recapitalization Plan”, we are exploring with Sentient plans to recapitalize these obligations.

Drag Along & Tag Along Rights

The drag along and tag along rights apply to the Sentient I and to AmerAlia if Sentient I owns NSI common stock and the remaining Series B1 Debentures have been repaid.  They are defined in the Securityholder Agreement.

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

Other Loans

Prior to the financial closing, AmerAlia was obliged under guaranty and loan agreements to two accredited investors who had provided loan funds with accrued interest totalling $2,317,692 at the time of the financial closing.  AmerAlia met these obligations by issuing 121,295 shares of restricted common stock in satisfaction of outstanding guarantee fees to each of two accredited investors, one of them Mrs. Karen O. Woolard; and two promissory notes secured by $2,078,417 of AmerAlia’s Series C Debentures and 359 shares of its NSHI Series A Preferred Stock.  One of these promissory notes in an amount of $853,400, secured by $765,295 of Series C Debenture and 132 shares of Series A Preferred Stock, was issued to Mr. Robert C. Woolard now an AmerAlia director.  Any interest, contingent interest, dividends or principal repayments received by AmerAlia from the pledged securities must be applied to meeting the obligations on these notes.  In May 2005, Mr Woolard assigned his rights to this debenture to the Karen O. Woolard Trust.

In addition, AmerAlia had a long term debt due to the Bank of America that was guaranteed by the Mars Trust.  The Mars Trust guaranty was secured by the Series C-1 Debenture as discussed at Item 12 “Certain Relationships and Related Party Transactions”.  In August 2007, the Mars Trust fulfilled its obligations to the Bank of America under its guaranty and, as discussed at Item 12 at “Sentient Entities (now Sentient I), Sentient II and Sentient III”, Sentient II acquired from the Mars Trust its rights under the guaranty agreement.

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
2.
Effective as of March 31, 2008, Sentient Global Resources Fund III LP (“Sentient III”) purchased AmerAlia’s rights to outstanding interest due on its Series A Secured 10% Debentures for $1,406,875. AmerAlia used these funds for the purpose of paying some of the outstanding interest owed to the holders of its Series A Debenture Secured promissory notes.  Sentient III also acquired Sentient I’s rights to interest owed on its Series A debentures, including the interest due on the debenture previously owned by NSI, for $2,076,334.20; and

3.
Sentient I loaned AmerAlia $465,000 for the purpose of contributing capital to NSHI which, in turn contributed $465,000 to NSI as its proportionate share of $1,000,000 raised by NSI for well field development expenditures.

Also, in June 2008, we issued another promissory note to Sentient III for $300,000 at 6% per annum interest repayable on July 31, 2008 to enable us to access funds to pay ordinary trade payables as approved by Sentient III.  We borrowed $80,000 to pay audit fees.  In June we were also advised that Sentient III had acquired the promissory note for $1,200,000 we had issued to US Filter and had since been assigned to HPD, LLC.   As a material inducement to Sentient III to acquire the note, HPD agreed to provide Sentient III (or its nominee) with up to $600,000 of discounts on any contracts awarded by Sentient III or its nominee to HPD for the supply of equipment or services within a twelve month period.

5.	OUR RECAPITALIZATION PLAN

We believe we have accomplished many milestones since we acquired the WRNM assets from IMC in February, 2003 and the subsequent financial closing with the Sentient Entities in March 2004.  Meanwhile, we have found that our current financial structure and obligations described above have hindered our ability to raise new equity or debt.  However, it is the achievement of these milestones that has enabled us to formulate a plan to recapitalize the company. This plan requires the simultaneous agreement of a number of parties to establish a simplified structure and more conventional financing arrangements.  In Item 1(a) “Business of the Issuer” we indicated that we are discussing restructuring options with Sentient and other creditors.  To progress these discussions further we must first file this annual report, however, we cannot guarantee this restructuring plan will be successful or even will be accomplished.

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

NSHI debt comprises $16 million due to the Sentient Entities, a further $4.375 million of senior debt and $12 million of subordinated debt due to AmerAlia.  All of this debt bears interest at various rates up to 34% per annum as described above under “Long-Term Financing Agreements”.  However, if there is a default on any debenture then we are obliged to repay the Series A and B debentures, including all contingent interest, before any other debentures are repaid.  The $10,125,000 of Series A Debentures were due September 30, 2005.  If Sentient were to declare a default on our failure to repay the debentures, we would lose all of our interest in all of our assets including the assets we previously held as well as all of the assets acquired from WRNM.  We have not paid any interest at all on these debentures since 2004.  We cannot offer any assurance that NSHI will be able to repay its obligations.

In addition, we retain approximately $27 million of debt and creditor obligations as at June 30, 2007 which includes notes due to the investors who subscribed the new funding, additional obligations and notes due to the Sentient Entities including obligations previously due to the Bank of America and the Mars Trust, and approximately $7 million due to officers, directors and other related accredited investors.  If we default in paying our other creditors, the Sentient Entities have a right to declare a default on the debentures and foreclose on our assets.  If the Sentient Entities declare a default and foreclose on our assets, we will have no operating assets and our equity will have no value.

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

We have large accumulated losses, we expect future losses and we may not achieve or maintain profitability.

We have incurred substantial losses and used substantial cash to support our activities through the development stage, complete our acquisition, refurbish our plant and sustain our activities to date.  Our accumulated losses were approximately $59 million at June 30, 2007 and we had a deficit of shareholders’ funds of $31 million at that date.  We will continue to lose money unless we significantly increase our revenues and repay our debt with new equity.  We cannot predict when, if ever, we will operate profitably.

We rely on key employees in NSI to manage its operations and may have difficulty replacing them if they were to leave our employ.

While Mr. Gunn is intensively involved in NSI’s management, we conduct our operations with a relatively small management team so the loss of an employee through an extended illness or resignation can adversely impact our capacity to successfully fulfill our obligations and thereby impact our sales, margins and operating profitability.

Our pricing of our products is determined in a competitive environment in which we are not generally able to lead prices.

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

We primarily sell our animal feed grade product through customers who act as distributors.  The largest of these in tonnages and revenues is Bunnett & Company who account for the majority of our animal feed sales.  In addition, we sell most of our higher grade products through Vitusa Products, Inc. of Berkeley Heights, New Jersey.  These two constituted approximately 53% of our sales through June 30, 2007 and represented about 55% of our accounts receivable at June 30, 2007.  Consequently, there is also a concentration of credit risk associated with the continuing successful performance of these customers.  We have a written distribution agreement with Bunnett but do not have one with Vitusa.  The loss of all or part of their business could be injurious to our sales, margins and profitability.

We may not be able to continue to recover sodium bicarbonate economically or at all from the cavities if there are failures in the underground operations.  If so, we cannot service our debt obligations.

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

This is a high fixed cost business and if there are underground production problems such as cavity collapses that cause difficulties in recovering product or if we are unable to sell sufficient tonnages, the relatively high fixed operating costs applied to a low volume of sales may cause the operation to not be viable.  Our resource of naturally occurring sodium bicarbonate has a zone that contains some sodium chloride.  The presence of too much sodium chloride in our pregnant liquor adversely impacts plant productivity and potentially may cause a reduction in the amount of sodium bicarbonate that might be recovered from a cavity.

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

One exit strategy for the Sentient Entities is to exchange their interests in the Series B1 debentures and NSI shares for AmerAlia common stock at a value equal to 85% of market prices.  This could result in the issuance of more than 130 million shares of AmerAlia common stock at their current prices.  This could substantially increase the number of shares of AmerAlia common stock currently outstanding and could result in a substantial dilution in the interests of the existing AmerAlia shareholders.  If issued, the Sentient Entities would control AmerAlia.  Furthermore, the existence of the large number of shares potentially issuable may make it more difficult for AmerAlia to raise the financing that it may require in the future.

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

We may have to take certain actions to avoid registration under the Investment Company Act of 1940.

We are a listed public company in a financial partnership with private equity funds to develop natural resources.  The conversion in May 2007 of debt securities held by the Sentient Entities into 53.5% of the equity of NSI may require us to register as an investment company.  Generally, a company must register under the Investment Company Act and comply with significant restrictions on operations and transactions with affiliates if its investment securities exceed 40% of the company's total assets, or if it holds itself out as being primarily engaged in the business of investing, owning or holding securities.

It is not feasible for us to register as an investment company because the Investment Company Act regulations are inconsistent with our strategy of actively managing and operating our natural resource assets in partnership with the private equity funds.  If we must register as an investment company, then the various, extensive provisions of the Investment Company Act and its regulations could adversely affect our operations and cause us to incur significant registration and compliance costs.  We have not obtained a formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act of 1940 and, consequently, any violation of such Act could subject us to material adverse consequences.

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

In September 2005, Mr. Joseph Pecherski filed a suite against AmerAlia and Natural Soda in the District Court, Arapahoe County, for alleged unpaid compensation (Case number 2005CV3361).  We reached an agreement with Mr. Pecherski to settle this matter in December 2006 and are now fulfilling our remaining obligations under that agreement.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)	Market Information.

From August 1987 until August 2002, our Common Stock was publicly traded under the symbol “AALA” on the Nasdaq SmallCap Market, operated by the National Association of Securities Dealers, Inc.   Since August 20, 2002, AmerAlia was listed on the OTC Bulletin Board until its shares were transferred to the over the counter market in late 2005.  The highest, lowest and average closing prices for AmerAlia's common stock as provided by an online service for the past two fiscal years up to June 30, 2007 and subsequently are provided in the table below.  These prices do not include allowance for retail mark-up or mark-down, commissions or other transaction costs.

	Highest Price	Lowest Price	Average Reported
For the Quarter Ended	For the Quarter ($)	For the Quarter ($)	Last Sale Price ($)

September 30, 2005	1.05	0.38	0.68
December 31, 2005	0.98	0.25	0.67
March 31, 2006	1.02	0.20	0.61
June 30, 2006	0.90	0.30	0.49
September 30, 2006	0.50	0.20	0.33
December 31, 2006	0.55	0.35	0.47
March 31, 2007	0.60	0.40	0.48
June 30, 2007	0.51	0.30	0.42
September 30, 2007	0.75	0.30	0.34
December 31, 2007	1.01	0.27	0.45
March 31, 2008	0.75	0.35	0.47
June 30, 2008	1.10	0.50	0.80

(b)	Holders.

The number of record holders of our Common Stock on June 30, 2007 was approximately 414.

(c)	Dividends.

AmerAlia has not paid dividends on its Common Stock and has no plans to pay cash dividends in the future.

(d)	Securities authorized for issuance under equity compensation plans.

The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of the fiscal year ending June 30, 2007.

Equity Compensation Plan Information (1)
Plan Category and Description	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	915,000	$0.62	460,000
Equity compensation plans not approved by security holders (2)	200,000	$3.00	-0-

Total	1,115,000	$1.04	460,000
(1)	This does not include options held by management and directors that were not granted as compensation. In each case, the disclosure refers to options or warrants unless otherwise specifically stated.
(2)	Options granted in April 2004 to some present directors and another director who has since retired at variable exercise prices up to $3 until June 30, 2009.

(e)	Recent Sales of Unregistered Securities -- Item 701 Disclosure.

There were no issues of shares of common stock sold during the fiscal year ended June 30, 2007.  However, we have issued various promissory notes as discussed above under Item 1(b) at “Our Financing Arrangements”.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(b)	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our business is to be a profitable natural products company through our ownership of our natural sodium leases and water rights.  We are currently involved in the production of various grades of sodium bicarbonate recovered from our resource of naturally occurring nahcolite using solution mining.  We have directed our efforts to improve our business performance toward our three objectives of being a low cost producer of all grades of sodium bicarbonate, increasing our market penetration of the North American market and increasing the price at which we sell our product.  We believe that NSI is now the second largest supplier of sodium bicarbonate in North America.  We consider that while we have demonstrated progress toward these objectives, we have not yet achieved our full capabilities.  We have invested heavily in our production capacity, particularly our cavities which are the source of both our natural sodium bicarbonate and our strategic low cash cost of production advantage over our competitors.

It is now five years since we acquired the majority of our assets and four years since we concluded our financing arrangements with the Sentient Entities, our private equity financial partners.  In that time we have accomplished much to develop our business.  Fiscal year 2004 was the first complete fiscal year of our ownership.  Our annual sales in tonnages and gross revenues have grown as shown in the following tables:

Fiscal	Sales (tons)	% Change
Year		on prior FY
2004	84,103
2005	85,038	+ 1.1
2006	88,910	+ 4.6
2007	101,970	+14.7
2008	101,594	- 0.4

Calendar	Sales (tons)	% Change
Year		on prior CY
2004	79,313
2005	87,746	+10.6
2006	94,858	+ 8.1
2007	102,702	+ 8.3

Fiscal	Gross Revenues	% Change
Year	($)	on prior FY
2004	12,609,041
2005	14,141,500	+ 12.2
2006	15,293,688	+ 8.1
2007	16,951,997	+ 10.8

During calendar year 2007, and so far in 2008, sales have been constrained by production interruptions and cavity limitations.  We now expect that the new cavity we have recently brought into production will improve our production and supply capability.  This performance is illustrated on a quarterly basis in the following graph.

Most of our plant costs are fixed in nature. Consequently, our costs of production on a per ton basis are sensitive to variations in the volume of production. Our plant has a nameplate capacity of 125,000 tons of production per year. The facility has, because of limitations in the capacity of the cavities to deliver an adequate volume and concentration of brine and the occasional limitations of the market, never produced at or near nameplate capacity.  Its highest production was nearly 103,000 tons in CY2007.  Since the plant has never produced at nameplate capacity we are unable to determine the actual current capacity of the mine and plant although we believe that its capacity under the current configuration of the facilities would exceed 103,000 tons per year.

As discussed elsewhere in this report, our objective is to further increase our production capacity to support our growing sales.  The recovery of sodium products from our leases is governed by a BLM approved mine plan and we have authority to recover up to 638,000 tons of sodium bicarbonate from our existing cavities.  The BLM has also authorised recovery of up to 320,000 tons of sodium bicarbonate from a new cavity which has been drilled and is now being brought into production. This cavity cost an estimated $1,000,000 to complete.  We intend to obtain approval to drill another new production cavity in accordance with the mine plan to further support our plans to expand production capacity and to ensure a continuous supply of high quality brine to the plant.

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

Gross revenues of $16,951,997 in FY2007 were 10.8% higher than the $15,293,688 earned in FY2006 due mainly to higher prices and cost recoveries.  Cost of goods sold of $15,181,369 increased by 3.9% over FY2006 $14,611,153 due to higher production and distribution costs.  The resulting gross profit of $1,770,628 represented a 159.4% increase on the previous year’s gross profit of $682,535.  General and administrative expenses were 1.2% lower than the previous year; $1,080,151 compared with $1,093,523.  Depreciation, amortization and accretion expenses were 9.4% higher at $1,267,781 compared with $1,158,700 as a result of higher levels of production.  Consequently, the loss from operations was reduced to $577,304 from $1,569,688, a reduction of 63.2%.  Interest expense increased 32.2% to $5,636,448 from $4,263,677 although there was no more amortisation of financing costs after the final amortisation charge of $300,185 in the previous year.  These financing costs represented the amortisation of outlays previously capitalised.  Interest costs increased in FY2007 primarily because the interest payable under the Sentient debentures increases in accordance with the graduated terms of those debentures.  The exchange of various debt securities held by Sentient for 53.5% of the equity of NSI resulted in a loss on settlement of debt of $1,832,300.  During the previous year we reviewed the carrying value of our engineering drawings and some of our assets previously acquired for the development of facilities in the Rock School lease and recorded an impairment charge on these assets totalling $1,843,281 but there was no impairment charge in FY2007.  We also recorded a gain on our minority interest in NSI for the month of June following the exchange of securities with the Sentient entities of $42,121.  The resulting net loss was $7,994,404 compared with $7,822,468 in the previous year, a decrease of 2.2%.

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

While NSI established a good credit reputation over time with its suppliers, NSHI and AmerAlia have stayed in business through the support of our lenders, suppliers, directors and executive officers who have both advanced further funds to the company and have not received compensation and reimbursement of expenses properly due to them.  The Sentient Entities have allowed us to accrue unpaid interest on their debentures and, similarly, AmerAlia has not received interest on its debentures.  Consequently, AmerAlia has been unable to pay the interest required on its outstanding promissory notes.  These straitened circumstances led to our inability to file our reports to the SEC on time. This filing of the 2007 annual report follows the filing of our 2006 annual report last month and we expect to file the FY2008 quarterly reports soon followed by a timely filing of our 2008 annual report.

In May 2007 the Sentient Entities converted their working capital loans and Series B2 debentures into ownership of 53.5% of the equity of NSI.  In August 2007 we utilized our factoring facility with Wells Fargo to borrow $960,000 that we placed on deposit with Wells Fargo Bank to secure letters of credit to support our bonding obligations with the BLM, the United States Environment Protection Agency and the State of Colorado.  Also, in August 2007 another Sentient affiliate (“Sentient II”) acquired from the Mars Trust all of its AmerAlia shares and the debt securities it held, together with its guaranty rights resulting from the Trust meeting our obligations to the Bank of America.   Sentient II also loaned us $350,000 at 6% interest until July 31, 2008 for working capital purposes.  In addition, we agreed some interim arrangements with various Sentient funds:

1.	Effective as of October 31, 2007, Sentient I acquired from NSI its $750,000 Series A Secured debenture and accrued interest of $271,215.75.
2.
Effective as of March 31, 2008, Sentient Global Resources Fund III LP (“Sentient III”) purchased AmerAlia’s rights to outstanding interest due on its Series A Secured 10% Debentures for $1,406,875. AmerAlia used these funds for the purpose of paying some of the outstanding interest owed to the holders of its Series A Debenture Secured promissory notes.  Sentient III also acquired Sentient I’s rights to interest owed on its Series A debentures, including the interest due on the debenture previously owned by NSI, for $2,076,334.20; and

3.
In May 2008 Sentient I loaned AmerAlia $465,000 for the purpose of contributing capital to NSHI which, in turn contributed $465,000 to NSI as its proportionate share of $1,000,000 raised by NSI for well field development expenditures.

In June 2008, we issued another promissory note to Sentient III for $300,000 at 6% per annum interest repayable on July 31, 2008 to enable us to access funds to pay ordinary trade payables as approved by Sentient III.  We borrowed $80,000 to pay audit fees.  In June we were also advised that Sentient III had acquired the promissory note for $1,200,000 we had issued to US Filter and had since been assigned to HPD, LLC.   As a material inducement to Sentient III to acquire the note, HPD agreed to provide Sentient III (or its nominee) with up to $600,000 of discounts on any contracts awarded by Sentient III or its nominee to HPD for the supply of equipment or services within a twelve month period of its acquisition of the note.

All these activities are discussed more comprehensively in this report at Item 1 – “Business of the Issuer” and at Item 12 – “Certain Relationships and Related Party Transactions”.

As we have indicated in our recent filings, we have been holding discussions with Sentient and various creditors with a view to recapitalizing the company.  These discussions have not yet resulted in any restructuring agreements for the company and its subsidiaries and they may not result in any agreements but we have reached a point where those discussions can now proceed upon filing this annual report.

During the fiscal year ended June 30, 2007 we sourced funds by raising $766,498 by issuing promissory notes to related parties; through increasing our reliance on creditors ($698,870) and increased accruals ($109,571); the accrual of interest payable ($3,613,440); and the accrual of compensation, expenses and advances from related parties (totalling $974,057).  We also raised $223,768 through accessing prepaid expenses.  We utilized our cash in further investment in property and equipment ($544,429), cavity and well development ($628,294), increases in inventory ($54,308), accounts receivable ($142,011), payments on capital leases and loans ($203,865), applying $92,000 to a bank certificate of deposit to secure a bond and funding our operating loss.

We do not expect the sale of any significant equipment nor any significant change in the number of our employees now that we have established our staffing requirements.  Our objective in product research and development is to identify customer needs that present opportunities for securing improved prices and tonnages while continuing to improve plant output through additional cavities and plant improvements.

(c)	Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors other than that we sometimes enter into forward purchases of natural gas in order to secure supplies at fixed prices for up to 75% of our anticipated requirements.

ITEM 7.	FINANCIAL STATEMENTS

The financial statements are attached to this report following Signatures.

ITEM 8.	CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 and Item 307 of Regulation S-B we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to filing this report and since June 5, 2008 when we filed our previous annual report for the fiscal year ended June 30, 2006.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer who concluded that our disclosure controls and procedures are not effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and to the Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Throughout 2006 and 2007 we have experienced difficulties in retaining qualified accounting professionals to supervise our accounting functions at NSI resulting in our engaging an external contractor in November 2007 with adequate resources and qualifications to fulfil that role.  A lack of financial resources and personnel has also caused insufficient segregation of duties and an inability to properly record transactions and ensure the accuracy of our financial reports without requiring additional analyses and other post-closing procedures and compliance with generally accepted accounting principles.  These difficulties also contributed to our failure to complete audits of our financial statements and the timely filing of our SEC reports.  However, we believe that the consolidated financial statements included in this report and in our report for the fiscal year ended June 30, 2006 fairly present in all material respects our financial condition, results of operations and cash flows for those periods.

In response to these material weaknesses we intend to strengthen our accounting functions and provide additional resources for its operation.  We shall continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal accounting controls over financial reporting.

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

Name & Age	Position	First Elected
Or Appointed

Bill H. Gunn (66)	Chairman of the Board,	02/84
	President & CEO of AmerAlia, Inc.	09/90
Robert C.J. van Mourik (55)	Director,	01/89
Executive Vice President & Chief Financial Officer,
Secretary & Treasurer of AmerAlia, Inc.
Neil E. Summerson (60)	Director (1)	09/90
Geoffrey C. Murphy (67)	Director (1,2)	06/99
James V. Riley (71)	Director (1,2)	10/01
Robert C. Woolard (72)	Director (2)	05/04
J. Jeffrey Geldermann (58)	Director, President, Credentials, Inc.(2)	06/04
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

In addition to the executive officers discussed above, AmerAlia employs in its Natural Soda subsidiary two significant employees.  They are Robert (“Bob”) Warneke, Director of Manufacturing, and Bradley (“Brad”) Bunnett, Vice President – Commercial Operations.

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

Members of the Audit Committee are Messrs. Neil E. Summerson (Chairman), Geoffrey C. Murphy and James V. Riley.  The purpose of the Audit Committee is to provide assistance to the corporate directors in fulfilling their responsibility to the shareholders, potential shareholders and the investment community relating to corporate accounting, reporting practices and the quality and integrity of the company’s financial reports.  The committee engages the services of the auditors.  Each of the members of the audit committee is independent as that term is defined in Rule 4400(a)(15) of the Nasdaq listing standards.  The committee did not meet formally during the year ended June 30, 2007 but has met twice since.

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

The compensation committee held two meetings during fiscal year ended June 30, 2006 and one since.  The compensation committee has the authority to review and make recommendations to our Board of Directors with respect to the compensation of our executive officers.

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

Based solely on its review of the copies of the reports it received from persons required to file, AmerAlia believes that during the period from July 1, 2006 through June 30, 2007, all filing requirements applicable to officers, directors, and greater-than-10% shareholders have been met in accordance with the requirements of Section 16(a).

ITEM 10.	EXECUTIVE COMPENSATION

Summary Compensation Table.

The following table sets forth information regarding compensation paid to our executive officers during the two fiscal years ended June 30, 2007.  Messrs. Gunn and van Mourik were the only executive officers receiving or accruing compensation exceeding $100,000 during fiscal year 2007, as shown below.  None of our executive officers are subject to employment agreements.  The compensation of our executive officers is determined by the compensation committee of the board of directors.  Mr. Gunn receives a salary of $100,000 per year from NSI that is paid directly by NSI.  Otherwise, Mr. Gunn and Mr. van Mourik are paid by on an irregular basis.  We have not always had the resources to pay the compensation due to them nor the reimbursement of expenses or advances they have made to us.

Name and Principal Position	Year	Salary (1) $	Bonus $	Stock Awards $	Option Awards $	Non-equity incentive plan compensation $	Non-qualified deferred compensation earnings $	All other compensation (2) $	Total $
Bill H. Gunn
President &	2007	214,000	-0-	-0-	-0-	-0-	-0-	-0-	214,000
Chief Executive	2006	214,000	-0-	-0-	-0-	-0-	-0-	-0-	214,000
Officer

Robert van	2007	164,000	-0-	-0-	-0-	-0-	-0-	-0-	164,000
Mourik	2006	164,000	-0-	-0-	-0-	-0-	-0-	-0-	164,000
Chief Financial Officer &
Executive Vice President
(1)
At June 30, 2007 we had not paid $243,661 of compensation nor reimbursed expenses and advances due to Bill H. Gunn and we had not paid $430,518 of compensation nor reimbursed expenses and advances due to Robert van Mourik (at June 30, 2006: $225,576 and $444,812 respectively).  These amounts include $14,000 director’s fees due annually.  During the year ended June 30, 2007, Mr. Gunn received all his salary and directors fees and $11,045 that had previously been accrued.  Mr. van Mourik received all his salary and directors fees and $73,369 that had previously been accrued.  During the year ended June 30, 2006, Mr. Gunn received $171,888 of his salary and directors fees and we were unable to pay $28,112 which was accrued.  We were unable to pay any of Mr. van Mourik’s salary and director’s fees during the year ended June 30, 2006, which were accrued.  We pay interest on the accrued compensation and expenses that we have been unable to pay.

AmerAlia does not have a group medical insurance plan for its executive officers although Mr. Gunn participates in a comprehensive group medical insurance plan that NSI has for its employees.  We have no retirement plans and, therefore, have not made contributions to any such plan on behalf of the named officers.

We have no plans for the payment or accrual for payment of any amounts to any executive officer in connection with his resignation, retirement, or other termination, or change of control or change in the executive officer's responsibilities.  We have no long term incentive compensation plans, defined benefit plans, or actuarial plans.  There are no plans to pay bonuses or deferred compensation to employees of AmerAlia.

2001 Stock Option Plan:

In March 2001, the Board of Directors adopted a stock option plan for its officers, employees, and consultants.  The Board of Directors (through its compensation committee) can issue options under this plan to acquire up to 1,000,000 shares to officers, employees and consultants.  The Plan is intended to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to our success by offering them an opportunity to participate in our future performance through awards of stock options.  In each case, the Board of Directors (through its compensation committee) will determine the price at which options may be issued, the term of the options, and the number of options to be issued.  In no case may the exercise price be less than the market value of the underlying shares at the time of grant. Our shareholders approved this plan at the annual meeting of shareholders held in June 2001.

No officer exercised stock options during the fiscal year ended June 30, 2007.  The following table summarizes information with respect to each person’s outstanding stock options at June 30, 2007.

	Option Awards					Stock Awards
Name (a)	Number of securities underlying unexercised options # Exercisable (b)	Number of securities underlying unexercised options # Unexercisable (c)	Equity incentive plan awards: Number of securities underlying unexercised unearned options # (d)	Option exercise price $ (e)	Option expiration date (f)	Number of shares or units of stock that have not vested # (g)	Market value of shares or units of stock that have not vested $ (h)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested # (i)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested $ (j)
Bill H. Gunn	270,000	-	-	0.71	4/18/2009	-	-	-	-
	50,000	-	-	3.00	6/30/09	-	-	-	-

Robert van	270,000	-	-	0.71	4/18/2009	-	-	-	-
Mourik	50,000	-	-	3.00	6/30/09	-	-	-	-

Compensation of Directors

Our directors are authorized to receive $14,000 cash compensation per year for their services as directors each year.  In addition, the Chairman of the Audit Committee receives $6,000 per year and other Audit Committee members $4,000 per year; the Chairman of the Compensation Committee receives an additional $2,000 per year.  These arrangements were approved September 10, 2002 as of July 1, 2002.  We also reimburse directors for expenses incurred on behalf of AmerAlia.

Name (a)	Year	Fees earned or paid in cash $ (b)	Stock Awards $ (c)	Option Awards $ * (d)	Non-equity incentive plan compensation $ (e)	Non-qualified deferred compensation earnings $ (f)	All other compensation $ (g)	Total $ (j)
Neil E.
Summerson	2007	20,000	-0-	9,375	-0-	-0-	-0-	29,375
Geoffrey C.
Murphy	2007	20,000	-0-	9,375	-0-	-0-	-0-	29,375
James V.
Riley	2007	18,000	-0-	9,375	-0-	-0-	-0-	27,375
Robert C.
Woolard	2007	14,000	-0-	9,375	-0-	-0-	-0-	23,375
J. Jeffrey
Geldermann	2007	14,000	-0-	9,375	-0-	-0-	-0-	23,375

*
The option awards represents the dollar amount recognized for financial statement reporting purposes for the fair value of stock options granted to each of the named directors in accordance with SFAS 123R.

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

The following table summarizes information with respect to each non-executive director’s outstanding stock options at June 30, 2007.

	Option Awards
Name (a)	Number of securities underlying unexercised options # Exercisable (b)	Number of securities underlying unexercised options # Unexercisable (c)	Option exercise price $ (e)	Option expiration date (f)
Neil E. Summerson	25,000	-	3.00	6/30/09
	37,500	-	0.54	6/30/08
	37,500	-	0.42	6/30/09
	37,500	-	0.40	6/30/10
Geoffrey C. Murphy	25,000	-	3.00	6/30/09
	37,500	-	0.54	6/30/08
	37,500	-	0.42	6/30/09
	37,500	-	0.40	6/30/10
James V. Riley	25,000	-	3.00	6/30/09
	37,500	-	0.54	6/30/08
	37,500	-	0.42	6/30/09
	37,500	-	0.40	6/30/10
Robert C. Woolard	25,000	-	3.00	6/30/09
	37,500	-	0.54	6/30/08
	37,500	-	0.42	6/30/09
	37,500	-	0.40	6/30/10
J. Jeffrey Geldermann	37,500	-	0.54	6/30/08
	37,500	-	0.42	6/30/09
	37,500	-	0.40	6/30/10

On July 1, 2007, we granted 37,500 options to acquire shares of Common Stock at $0.40 per share until June 30, 2010 to each of the following non-executive directors:
•	Geoffrey C. Murphy
•	Neil E. Summerson
•	James V Riley
•	Robert C. Woolard and
•	J. Jeffrey Geldermann.

During the fiscal year ended June 30, 2008 Messrs. Summerson, Riley, Murphy and Woolard each exercised options to acquire 37,500 shares at $0.53 per share.

On July 1, 2008 , we granted 37,500 options to acquire shares of Common Stock at $0.88 per share until June 30, 2011 to each of the following non-executive directors:
•	Geoffrey C. Murphy
•	Neil E. Summerson
•	James V Riley
•	Robert C. Woolard and
•	J. Jeffrey Geldermann.

Other Arrangements.

Except as described herein, no officer or director of AmerAlia has been or is being paid any cash compensation, or is otherwise subject to any deferred compensation plan, bonus plan or any other arrangement and understanding whereby such person would obtain any cash compensation for his services for and on behalf of AmerAlia except that for the financial years ended June 30, 2007 and 2006 an allowance for interest on unpaid outstanding compensation, directors fees and expenses reimbursement was accrued as follows:

Director	Fiscal year ended June 30,
	2007	2006
Robert van Mourik	$69,946	$42,761
Bill H. Gunn	29,003	22,538
Geoffrey C. Murphy	15,358	11,965
Neil E. Summerson	4,758	4,230
James V. Riley	4,933	2,325
Robert C. Woolard	4,862	2,700
J. Jeffrey Geldermann	4,594	2,466
Total:	$133,454	$88,985

(g)	Employment Contracts and Termination of Employment and Change-in-Control Arrangements.

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

At July 2, 2008, we had one class of outstanding voting securities, our common stock (referred to herein as the “Common Stock”).  The following table sets forth information as of July 2, 2008 on the ownership of the Common Stock for all directors, individually, all executive officers named in the compensation table, all executive officers and directors as a group, and all beneficial owners of more than five percent of the Common.  The following shareholders have sole voting and investment power with respect to the shares unless indicated otherwise.

Name & Address	Amount & Nature	Percent of
of Beneficial Owner	of Beneficial Ownership	Common Stock*

Robert C. Woolard	1,382,411 (1)	7.8%
James V. Riley	718,650 (2)	4.1%
Bill H. Gunn	678,060 (3)	3.8%
Robert van Mourik	671,384 (4)	3.8%
Neil E. Summerson	377,917 (5)	2.2%
Geoffrey C. Murphy	309,118 (6)	1.8%
J. Jeffrey Geldermann	313,600 (7)	1.8%
Officers & Directors as a Group (7 persons)	4,594,570 (8)	23.0%
Sentient USA Resources Fund II, LP	8,954,208 (9)	45.8%
George Town, Grand Cayman, Cayman Islands
Karen O. Woolard	1,382,411 (10)	7.8%
219 Eagle Pointe Drive, Branson, MO 65616
Charles D. O’Kieffe	1,113,293 (11)	6.0%
523 Washington Ave, Wilmette, IL 60091
Sentient USA Resources Fund, LP	129,373,670 (12)	82.2%
George Town, Grand Cayman, Cayman Islands

*
Percent of common stock is calculated individually (or as a group) assuming an individual (or all members of a group) exercises its options or any other rights it might have to take up additional common stock.  The calculations assume that other holders of equity interests do not exercise their rights unless they are part of the same group.

.
(1)
Includes 166,875 shares held by the Robert C Woolard Trust, 22,000 shares held in Mr. Woolard's IRA account, options to acquire 37,500 shares at $0.42 until June 30, 2009, options to acquire 37,500 shares at $0.40 until June 30, 2010, options to acquire 37,500 shares at $0.88 until June 30, 2011 and options to acquire 25,000 shares at $3.00 until June 30, 2009. Also includes the following shares in which Mr. Woolard disclaims any beneficial interest:  392,295 shares and options to acquire 400,000 shares at $1.00 until March 19, 2009 held by Karen O Woolard, his spouse; 22,000 shares held in an IRA account for Karen O Woolard and 266,741 shares held by the Karen O Woolard Trust.

(2)
Includes 381,150 shares of Common Stock held by the James V. Riley Revocable Trust, options held directly to acquire 37,500 shares of Common Stock at $0.42 per share exercisable through June 30, 2009, options to acquire 37,500 shares of Common Stock at $0.40 per share exercisable through June 30, 2010, options to acquire 37,500 shares at $0.88 until June 30, 2011 and options to acquire 25,000 shares at $3.00 until June 30, 2009.  In addition, options are held by the Trust to acquire 200,000 shares of common stock at $1.00 per share until March 19, 2009.

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

(5)
Includes 165,417 shares held by held by Glendower Investments Pty Ltd as trustee for a trust of which Mr. Summerson and his family are beneficiaries; and options held directly to acquire 37,500 shares at $0.42 expiring June 30, 2009, options to acquire 37,500 shares of Common Stock at $0.40 per share exercisable through June 30, 2010, options to acquire 37,500 shares at $0.88 until June 30, 2011 and options to acquire 25,000 shares at $3.00 until June 30, 2009.

(6)
Includes options to acquire 37,500 shares at $0.42 expiring June 30, 2009, options to acquire 37,500 shares of Common Stock at $0.40 per share exercisable through June 30, 2010, options to acquire 37,500 shares at $0.88 until June 30, 2011 and options to acquire 25,000 shares at $3.00 until June 30, 2009.

(7)
Includes options to acquire 120,000 shares of common stock at $1.00 per share until March 19, 2009, options to acquire 37,500 shares at $0.42 until June 30, 2009,options to acquire 37,500 shares at $0.40 until June 30, 2010 and options to acquire 37,500 shares at $0.88 until June 30, 2011.

(8)	Includes beneficial ownership of Messrs. Woolard, Gunn, van Mourik, Riley, Summerson, Murphy and Geldermann, as described in notes 1, 2, 3, 4, 5, 6 and 7, above.
(9)	Includes 7,929,820 shares of Common Stock and the right to convert a $350,000 promissory note and interest to shares at 36 cents per share calculated as at June 30, 2008.
(10)
Mrs. Woolard is Mr. Woolard's spouse and these shares include 266,741 shares held by the Karen O Woolard Trust, 22,000 shares held in Mrs. Woolard's IRA account and options to acquire 400,000 shares at $1.00 until March 19, 2009 held directly.  Also includes the following shares in which Mrs. Woolard disclaims any beneficial interest: 166,875 shares held by the Robert C Woolard Trust, 22,000 shares held in an IRA account for Robert C Woolard, options to acquire 37,500 shares at $0.42 until June 30, 2009, options to acquire 37,500 shares at $0.40 until June 30, 2010, options to acquire 37,500 shares at $0.88 until June 30, 2011 and options to acquire 25,000 shares at $3.00 until June 30, 2009 held by Robert C. Woolard.

(11)
Includes options to acquire 440,000 shares at $1.00 until March 19, 2009.  Also includes 121,295 shares held in a trust for the benefit of Mrs. Cornelia O’Kieffe in which Mr. O’Kieffe disclaims any beneficial interest.

(12)
This fund is a Delaware limited partnership which does not own any AmerAlia shares; it has the right to acquire 129,373,670 shares upon exercise of an exchange right and warrants. The partnership comprises Sentient Global Resources Fund I, LP (the “Fund”) and Sentient Global Resources Trust No. 1 (the “Trust”). These rights were originally acquired by the Fund and the Trust in connection with loans made by the Fund and the Trust to NSHI.  These loans and rights have since been transferred to Sentient USA Resources Fund, LP.  If it exercises these exchange rights and warrants it will have the sole right to vote or to direct the vote and the sole right to dispose of or direct the disposition of the shares that it has the right to acquire. There is no shared voting or disposition rights.  The exact number of shares of Common Stock that may be acquired pursuant to the exchange rights depends on several factors, none of which can be determined until the exchange right has been exercised: (i) the amount of unpaid principal and interest on Series B1 debentures (including whether Contingent Interest is payable thereon), (ii) the value of the shares of NSI which is determined by the Adjusted EBITDA of Natural Soda, Inc., and (iii) the Exchange Price (which is 85% of the average between the bid and the asked prices of the Common Stock of the Issuer during the 30 calendar days prior to exercise of the exchange rights) and the other terms and conditions of the exchange rights, conversion rights and warrant purchase rights. The number of shares also includes the right to convert its $465,000 promissory note and accrued interest to shares of AmerAlia common stock at 36 cents per share.  The numbers shown are copied from the Sentient Entities’ Schedule 13D filing with the Securities and Exchange Commission dated May 27, 2008.

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

Corporate Loans – Loans to AmerAlia:

During the fiscal year ended June 30, 2007, officers and directors advanced loans to AmerAlia as detailed in the Notes to the Financial Statements. This comprised advances to us, as well as accrued but unpaid compensation, directors’ fees and interest. The following summarises our liabilities to related parties:

Director	June 30, 2007

Robert van Mourik	$430,519
Bill H. Gunn	243,661
Geoffrey C. Murphy	149,141
Neil E. Summerson	62,274
James V. Riley	55,299
Robert C. Woolard	52,078
J. Jeffrey Geldermann	49,698
Total:	$1,042,670

During the fiscal year ended June 30, 2005 officers and directors of the company subscribed for additional issues of Series A Debenture Secured Promissory Notes for working capital purposes and received warrants on the same terms as previously granted to investors at the financial closing, as follows:

June 30, 2007
Series A Debenture Secured Promissory Notes:
James V. Riley Trust, an affiliate of Mr. Riley	$500,000
J. Jeffrey Geldermann	300,000
Ahciejay Pty Ltd, an affiliate of Mr. van Mourik	140,000
Gunn Development Pty Ltd, an affiliate of Mr. Gunn	60,000
$1,000,000
Interest accrued
James V. Riley Trust, an affiliate of Mr. Riley	$178,594
J. Jeffrey Geldermann	104,277
Ahciejay Pty Ltd, an affiliate of Mr. van Mourik	45,975
Gunn Development Pty Ltd, an affiliate of Mr. Gunn	19,704
$348,550

In June 2007, we issued an unsecured promissory note to an affiliate of Mr. van Mourik for $200,000 in exchange for cash we used to reduce Mr. van Mourik’s accrued compensation.  At June 30, 2007 the balance of principal and interest due on this note was $200,333.

Letters of Forbearance and General Release:

A condition to the financial closing on March 19, 2004 was that Mr. Bill H. Gunn, Chairman and CEO, and Mr. Robert van Mourik, Executive Vice President and Chief Financial Officer of AmerAlia sign letters forgoing their rights to take action against the Company to recover unpaid compensation, expenses and advances made to the Company.  In May 2008, a condition to the closing of the debenture and interest purchase agreements was that Mr. Gunn and Mr. van Mourik sign a general release as at December 31, 2007 in favour of Sentient and its affiliates releasing all claims they may have with the exception of any claims they have and are identified in the company’s financial statements as at December 31, 2007.

Satisfaction of Bonding Requirements and Mars Trust Debt Obligations:

At the time of the financial closing in March 2004, our majority shareholder at that time, the Mars Trust, provided a letter of credit to support various reclamation bonds and permits totalling $959,480.  In addition, the Mars Trust guaranteed our loan from the Bank of America.  Under the guaranty agreement the Mars Trust advanced funds to us each month to pay the interest on the loan and in return we issued guaranty promissory notes to the Trust.  At June 30, 2007 the balance of these advances totalled $1,907,227.  Interest accrues on these notes at 4.5% per annum and the notes were originally due December 31, 2005.  In addition, AmerAlia issued a promissory note at 7% interest and a maturity date of December 31, 2005 to the Mars Trust for $469,628 to recognise the remaining balance of advances and accrued interest due to the Trust at the time of the financial closing.   Total accrued interest on these various notes was $318,254 at June 30, 2007.

Subsequently, in August 2007 Sentient II acquired all the debt securities previously due to the Trust and its rights under its guaranty agreements including its rights to recover the Bank of America loan which the Mars Trust had repaid.  Natural Soda then substituted bonds from its own resources and the Mars Trust was released from its bonding obligations.

Sentient Entities (now Sentient I), Sentient II and Sentient III:

In addition to acquiring these various debts in August 2007, Sentient II also acquired from the Mars Trust all its shares of common stock of AmerAlia.  Consequently, Sentient II became AmerAlia’s new major shareholder.  Sentient I, Sentient II and Sentient III each disclaim any beneficial interest in the securities held by the other.

Also in August 2007, Sentient II lent $350,000 to AmerAlia in exchange for an unsecured promissory note paying 6% pa interest due December 31, 2007.  This maturity date was later extended to July 31, 2008.  The note and interest are convertible into AmerAlia common stock at 36 cents per share.

In May 2008 we completed agreements with Sentient as follows:
1.	Effective as of October 31, 2007, Sentient I acquired from NSI its $750,000 Series A Secured debenture and accrued interest of $271,215.75.
2.
Effective as of March 31, 2008, Sentient Global Resources Fund III LP (“Sentient III”) purchased AmerAlia’s rights to outstanding interest due on its Series A Secured 10% Debentures for $1,406,875. AmerAlia used these funds for the purpose of paying some of the outstanding interest owed to the holders of its Series A Debenture Secured promissory notes.  Sentient III also acquired Sentient I’s rights to interest owed on its Series A debentures, including the interest due on the debenture previously owned by NSI, for $2,076,334.20; and

3.
On May 27, 2008 Sentient I loaned AmerAlia $465,000 for the purpose of contributing capital to NSHI which, in turn contributed $465,000 to NSI as its proportionate share of $1,000,000 raised by NSI for well field development expenditures.  The loan is at 6% interest, is due July 31, 2008 and the principal and interest are convertible into AmerAlia shares at 36 cents per share.

Finally, in June 2008, we issued another promissory note to Sentient III for $300,000 at 6% per annum interest repayable on July 31, 2008 to enable us to access funds to pay ordinary trade payables as approved by Sentient III.  We borrowed $80,000 to pay audit fees.  In June we were also advised that Sentient III had acquired the promissory note for $1,200,000 we had issued to US Filter and since assigned to HPD, LLC.   As a material inducement to Sentient III to acquire the note, HPD agreed to provide Sentient III (or its nominee) with up to $600,000 of discounts on any contracts awarded by Sentient III or its nominee to HPD for the supply of equipment or services within a twelve month period of the acquisition of the note.

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

10.41 (u)	Consent of Business Appraisal Associates, Inc.
10.42 (v)	Form of Secured Promissory Note Due 6-30-06.
10.43 (v)	Memorandum of Understanding AmerAlia, Inc. and Series C Security Holders.
10.44 (v)	Account Purchase Agreement with Wells Fargo Bank NA.
10.45 (v)	Amendment to Account Purchase Agreement with Wells Fargo Bank NA.
10.46 (w)	Water Purchase Contract with Shell Frontier Oil & Gas, Inc.
10.47 (x)	Promissory Note for $350,000 issued to Sentient USA Resources Fund II, LP.
10.48 (y)	Report of Independent Registered Public Accounting Firm, dated June 2, 2008, related to the restated financial statements for the fiscal year ended June 30, 2005,
10.49 (y)
Debenture Purchase Agreement executed May 27, 2008, to be effective as of October 31, 2007, by and among Natural Soda Holdings, Inc., Natural Soda, Inc., AmerAlia, Inc. and Sentient USA Resources Fund. LP.

10.50 (y)
Interest Purchase Agreement executed May 27, 2008, to be effective as of March 31, 2008, by and among Natural Soda Holdings, Inc., Natural Soda, Inc., AmerAlia, Inc., Sentient USA Resources Fund. LP and Sentient Global Resources Fund III LP.

10.51 (z)	Promissory note for $300,000 issued to Sentient Global Resources Fund III, L.P.

31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 10A, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).
21.1
Subsidiaries of the Registrant:  Natural Soda Holdings, Inc., a Colorado corporation and Natural Soda, Inc., a Colorado corporation.  Since May 2007, AmerAlia’s ownership of NSI through its wholly owned subsidiary, NSHI, has been 46.5%.

(a)	Incorporated by reference from AmerAlia's Form 10 General Registration Statement filed with the Commission on March 5, 1987.
(b)	Incorporated by reference from AmerAlia’s annual report on Form 10-K for the year ended June 30, 2000.
(c)	Incorporated by reference from AmerAlia’s Form 10-K for its year ended June 30, 2001.
(d)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of December 1, 2000.
(e)	Incorporated by reference from AmerAlia's Form 10-K for its year ended June 30, 1993.
(f)	Incorporated by reference from AmerAlia's Form 10-K for its year ended June 30, 1995.
(g)	Incorporated by reference from AmerAlia’s Form 10-K for its year ended June 30, 1999.
(h)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of December 17, 2001.
(i)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of March 29, 2002.
(j)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of February 20, 2003.
(k)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of March 24, 2003.
(l)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of April 22, 2003.
(m)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of May 31, 2003.
(n)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of June 30, 2003.
(o)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of July 31, 2003.
(p)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of August 31, 2003.
(q)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of September 30, 2003.
(r)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of October 31, 2003.
(s)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of November 30, 2003.
(t)	Incorporated by reference from AmerAlia’s Form 10-QSB for its quarter ended December 31, 2003.
(u)	Incorporated by reference from AmerAlia’s Form 10-QSB for its quarter ended March 31, 2004.
(v)	Incorporated by reference from AmerAlia's Form 10-KSB for its year ended June 30, 2005.
(w)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of January 29, 2007.
(x)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of August 22, 2007.
(y)	Incorporated by reference from AmerAlia’s Form 10-KSB for its year ended June 30, 2006.
(z)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of June 24, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

HJ & Associates, LLC, Certified Public Accountants, are the Company’s independent auditors.  For the fiscal years ended June 30, 2007 and 2006 HJ & Associates has billed the Company the following amounts for services provided.

	Year ended June 30,
	2007	2006

Audit fees	$93,500	$153,500
Audit related fees	-	-
Tax	11,380	1,200
Other	-	-

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

AMERALIA, INC.

By: /s/ Bill H. Gunn	Date: July 18, 2008
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

/s/ Bill H. Gunn	Chairman, President and Director	Date: July 18, 2008
Bill H. Gunn	(Principal Executive Officer)
/s/ Robert van Mourik	Executive Vice President, Chief Financial	Date: July 18, 2008
Robert C. J. van Mourik	Officer, Secretary, Treasurer and Director
(Principal Financial and Accounting Officer)
/s/ Neil E. Summerson	Director	Date: July 18, 2008
Neil E. Summerson
/s/ Geoffrey C. Murphy	Director	Date: July 18, 2008
Geoffrey C. Murphy
/s/ James V. Riley	Director	Date: July 18, 2008
James V. Riley
/s/ Robert C. Woolard	Director	Date: July 18, 2008
Robert C. Woolard
/s/ J. Jeffrey Geldermann	Director	Date: July 18, 2008
J. Jeffrey Geldermann

AMERALIA, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
AmerAlia, Inc. and Subsidiaries
Lone Tree, Colorado

We have audited the accompanying consolidated balance sheets of AmerAlia, Inc. and Subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmerAlia, Inc. and Subsidiaries as of June 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 19 to the consolidated financial statements, the Company has suffered losses from operations, has a stockholders’ deficit and minimal working capital.  Together these factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 19.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
July 16, 2008

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheet

ASSETS

	For the years ended June 30,
	2007	2006
CURRENT ASSETS

Cash	$10,968	$176,223
Accounts receivable, net (Note 1)	2,896,131	2,777,271
Inventories (Note 2)	870,672	816,364
Prepaid expenses (Note 3)	294,891	518,659

Total Current Assets	4,072,662	4,288,517

FIXED ASSETS

Property, plant & equipment, net (Notes 1 and 4)	10,006,384	10,148,948
Cavities and well development, net (Note 4)	5,296,943	4,663,411
Mineral leases (Note 4)	4,167,471	4,167,471

Total Fixed Assets	19,470,798	18,979,830

OTHER ASSETS

Water rights (Note 8)	3,150,582	3,150,582
Patents (Note 5)	30,545	35,014
Well and well development RSL (Note 6)	595,000	595,000
Engineering drawings (Note 7)	1,876,000	1,876,000
Equipment held and not yet in service (Note 7)	3,197,842	3,197,842
Deferred financing and acquisition costs, net (Note 1)	809,793	848,771
Rock School lease and reserves (Note 6)	3,300,000	3,300,000
Deposits and bonds	16,000	20,000
Restricted funds (Note 1)	134,863	42,863

Total Other Assets	13,110,625	13,066,072

TOTAL ASSETS	$36,654,085	$36,334,419

The accompanying notes are an integral part of these consolidated financial statements.

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheet (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	For the years ended June 30,
	2007	2006
CURRENT LIABILITIES

Accounts payable	$3,443,649	$2,232,820
Bank overdraft	3,017	-
Royalties payable (Note 8)	871,789	899,562
Accrued expenses (Note 9)	1,625,992	1,516,421
Accrued expenses due to related parties (Note 10)	2,180,011	1,405,954
Current portion of notes payable to related parties (Note 10)	5,430,255	2,970,357
Current portion of notes payable (Note 11)	32,514,540	21,542,869
Current portion of capital lease obligations (Note 12)	55,847	43,429
Interest payable	5,515,331	4,595,534

Total Current Liabilities	51,640,431	35,206,946

LONG TERM LIABILITIES

Notes payable to related parties (Note 10)	-	853,400
Notes Payable (Note 11)	18,681	22,507,634
Capital lease obligations (Note 12)	64,058	97,972
Asset retirement obligations (Note 13)	898,000	871,845

Total Long Term Liabilities	980,739	24,330,851

TOTAL LIABILITIES	52,621,170	59,537,797

COMMITMENTS AND CONTINGENT LIABILITIES (Note 16)	-	-

MINORITY INTEREST	15,183,822	-

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.05 par value; 1,000,000 authorised;82 issued and outstanding	4	4
Common stock, $0.01 par value; 100,000,000 shares authorized; 17,239,437 issued and outstanding	172,394	172,394
Additional paid in capital	27,716,551	27,669,676
Accumulated deficit	(59,039,856)	(51,045,452)

Total Stockholders’ Equity (Deficit)	(31,150,907)	(23,203,378)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$36,654,085	$36,334,419

The accompanying notes are an integral part of these consolidated financial statements.

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the years ended June 30,
	2007	2006

REVENUES	$16,951,997	$15,293,688

COST OF GOODS SOLD	15,180,369	14,611,153

GROSS PROFIT (DEFICIT)	1,770,628	682,535

EXPENSES

General and administrative	1,080,151	1,093,523
Depreciation, amortization and accretion expense	1,267,781	1,158,700

Total Expenses	2,347,932	2,252,223

LOSS FROM OPERATIONS	(577,304)	(1,569,688)

OTHER INCOME (EXPENSE)

Interest income	2,348	1,031
Gain (Loss) on settlement of debt	(1,832,300)	201,965
Other income	7,179	7,852
Interest expense	(5,636,448)	(4,263,677)
Loss on disposal of assets	-	(56,485)
Loss on impairment	-	(1,843,281)
Other financing costs	-	(300,185)

Total Other Income (Expense)	(7,459,221))	(6,252,780)

LOSS BEFORE MINORITY INTEREST AND INCOME TAX EXPENSE	(8,036,525)	(7,822,468)

Minority interest in net loss of subsidiary	42,121	-

LOSS BEFORE INCOME TAX EXPENSE	(7,994,404)	(7,822,468)

Income tax expense	-	-

NET LOSS	$(7,994,404)	$(7,822,468)

BASIC LOSS PER SHARE	$(0.46)	$(0.46)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,239,437	17,022,896

The accompanying notes are an integral part of these consolidated financial statements.

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit

Balance, June 30, 2005	82	$4	16,983,604	$169,836	$27,434,275	$(43,222,984)

Options granted	-	-	-	-	86,835	-

Options exercised	-	-	187,500	1,875	102,000	-

Stock issued in settlement of Obligations	-	-	68,333	683	46,566	-

Net loss for the year ended June 30, 2006	-	-	-	-	-	(7,822,468)

Balance, June 30, 2006	82	$4	17,239,437	$172,394	$27,669,676	$(51,045,452)

Options granted	-	-	-	-	46,875	-

Net loss for the year ended June 30, 2007	-	-	-	-	-	(7,994,404)

Balance, June 30, 2007	82	$4	17,239,437	$172,394	$27,716,551	$(59,039,856)

The accompanying notes are an integral part of these consolidated financial statements.

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(7,994,404)	$(7,822,468)
Adjustments to reconcile net loss to net cash used by operating activities:
Options granted	46,875	86,835
Depreciation and amortization	1,267,781	1,158,700
Loss on disposal and impairment	-	1,899,766
Amortization of acquisition and financing costs	-	300,185
(Gain) on settlement of debt	1,832,300	(201,965)
Minority interest – Net loss	(42,121)	-
Change in Operating Assets and Liabilities:
(Increase) decrease in restricted funds	(92,000)	464,449
(Increase) decrease in accounts receivable	(142,011)	827,645
(Increase) in inventory	(54,308)	(145,782)
(Increase) decrease in prepaid expenses	223,768	(48,044)
Increase in accounts and royalties payable	698,870	990,839
Increase in accrued expenses due to related parties	974,057	669,865
Increase in accrued expenses	109,571	191,842
Increase in interest payable	3,613,440	2,937,773

Net Cash Used in Operating Activities	441,818	1,309,640

CASH FLOWS FROM INVESTING ACTIVITIES

Cavities and well development	(628,294)	(2,547,602)
Purchase of property and equipment	(544,429)	(365,309)

Net Cash Used in Investing Activities	$(1,172,723)	$(2,912,911)

The accompanying notes are an integral part of these consolidated financial statements.

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

	For the Years ended June 30,
	2007	2006

CASH FLOWS FROM FINANCING ACTIVITIES

Bank overdraft	$3,017	$-
Payments on capital leases	(49,736)	(68,905)
Proceeds from notes payable	-	1,140,937
Payments on debt	(154,129)	(17,041)
Proceeds from related party notes payable	766,498	646,925
Proceeds from exercise of stock options	-	76,375

Net Cash Provided by Financing Activities	565,650	1,778,291

NET INCREASE (DECREASE) IN CASH	(165,255)	175,020

CASH AT BEGINNING OF YEAR	176,223	1,203

CASH AT END OF YEAR	$10,968	$176,223

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes	$-	$-
Interest	$731,498	$1,063,835

The accompanying notes are an integral part of these consolidated financial statements.

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 1 -        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  General Development of the Business

AmerAlia, Inc. (AmerAlia) was originally incorporated as Computer Learning Software, Inc. under the laws of the State of Utah on June 7, 1983 and renamed AmerAlia, Inc. in January 1984.  During November 2000, AmerAlia formed a wholly owned subsidiary Natural Soda, Inc., subsequently renamed Natural Soda Holdings, Inc. (NSHI) in February 2003.  NSHI is the parent of a new Natural Soda, Inc., previously named Natural Soda AALA, Inc., (NSI) which purchased the assets of White River Natural Minerals, LLC (WRNM) in February 2003.  In May 2007 NSHI exchanged 49% of its ownership of NSI in settlement of convertible debt obligations.  Also in May 2007, NSI issued shares of its common stock representing 4.5% of its ownership in exchange for certain debt obligations.  See Note 20 for related discussion.  The consolidated financial statements present the consolidated financial position, results of operations and cash flows of AmerAlia, its wholly owned subsidiary, NSHI and its 46.5% owned subsidiary, NSI.  Collectively, they are referred to herein as “the Company”.  Although AmerAlia’s ownership interest in NSI is less than 50% as a result of these transactions and discussed and disclosed in Note 20, the financial position, operations and cash flows of NSI have been included in the consolidated financial statements primarily because NSI represents AmerAlia’s principle business activity; the management and oversight of NSI and it’s operations remain unchanged and under the direction of the officers and directors of AmerAlia; and consolidation of NSI is more informative to the reader of the consolidated financial statements.  The “Minority Interest” ownership of the Sentient Entities in NSI has been reflected separately in the consolidated balance sheet along with it’s “Minority Interest” share of losses from operations for the period May 30, 2007 through June 30, 2007.  All material inter-company accounts and transactions have been eliminated in the consolidation accounts.

The Company had been a development stage company since July 1, 1992 and exited the development stage on June 30, 2003.   The Company exited the development stage and began planned principal operations with the purchase of the assets and related liabilities of WRNM on February 20, 2003.

The Company uses solution mining to recover sodium bicarbonate for sale to the animal feed, human food, pharmaceutical, personal products and industrial uses, including for flue gas desulfurization.   The Company proposes to expand its existing NSI operations by increasing in stages the design capacity of the facility.  These stages will be principally determined by increases in market demand.

b.      Accounting Method

The Company’s consolidated financial statements are prepared using the accrual method of accounting.  The Company and its subsidiaries have elected a June 30 year-end.

c.      Principles of Consolidation

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiary, NSHI and its 46.5% owned subsidiary, NSI.   All significant inter-company balances and transactions have been eliminated.

d.      Cash and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

The Company had $134,863 and $42,863 in restricted cash at June 30, 2007 and 2006, respectively, comprising certificates of deposit with banks to secure bonds associated with the water monitoring wells and the restoration of the sodium leases.

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.    Fixed Assets

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

f.      Income Taxes

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

Net deferred tax liabilities consist of the following components:

	June 30, 2007	June 30, 2006
Deferred tax assets:
NOL Carryover	$17,367,500	$14,868,100
Related Party	1,311,000	887,800
Allowance for Doubtful Accounts	62,300	-

Deferred tax liabilities:
Depreciation	(407,300)	(547,100)

Valuation allowance	(18,333,500)	(15,208,800)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended June 30, 2007 and 2006 due to the following:

	June 30, 2007	June 30, 2006
Book Income	$(3,134,245)	$(3,050,762)
Stock for service accounts	18,281	33,866
Penalties	24,432	5,688
Meals & Entertainment	4,083	2,181
Loss on impairment	-	718,880
Accrued expenses	-	(705,805)
Depreciation	-	171,975
Accretion	10,200	-
Sale of Assets	-	15,585
Valuation allowance	3,077,249	2,808,392
	$-	$-

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.      Income Taxes (Continued)

At June 30, 2007, the Company had net operating loss carry-forwards of $45,532,000 that may be offset against future taxable income from the year 2007 through 2027.  No tax benefit has been reported in the June 30, 2007 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, use of net operating loss carry-forwards may be limited in future years.

g.      Use of Estimates

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

h.      Basic Net Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

	June 30, 2007	June 30, 2006

Loss (numerator)	$(7,994,404)	$(7,822,468)
Shares (denominator)	17,239,437	17,022,896
Per share amount	$(0.46)	$(0.46)

The Company's outstanding stock purchase warrants and options have been excluded from the basic net loss per share calculation as they are anti-dilutive.  The Company has excluded 3,615,000 and 3,690,000 common stock equivalents as at June 30, 2007 and 2006, respectively.

i.      Concentrations of Risk

The Company sells its products in North America through distributors to manufacturers and users. Financial instruments consisting of trade accounts receivable potentially subject the Company to concentrations of credit risk.  Generally, the Company does not require security when trade credit is granted to customers.  Credit losses are provided for in the Company’s financial statements and consistently have been within management’s expectations.  During the fiscal year ended June 30, 2007 the Company had two customers that individually constituted more than 10% of our total revenues.  These customers had revenues representing 26% and 27% of our total revenues and receivables balances representing 28% and 27% respectively of our total trade accounts receivable balance at June 30, 2007.  During the fiscal year ended June 30, 2006 the Company had the same two customers that individually constituted more than 10% of our total revenues.  These customers had revenues representing 23% and 33% of our total revenues and receivables balances representing 28% and 26% respectively of our total trade accounts receivable balance at June 30, 2006.

j.      Accounts Receivable

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

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j.      Accounts Receivable (Continued)

An account receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 90 days.  At June 30, 2007 the net accounts receivable balance included $3,050,926 for trade receivables with a $159,795 allowance for doubtful accounts and $5,000 due from employees.  At June 30, 2006 the net accounts receivable balance included $2,847,491 for trade receivables, a $75,220 allowance for doubtful accounts and $5,000 due from employees.

k.      Inventories

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

During the year ended June 30, 2007 and subsequently, the FASB has issued a number of financial accounting standards, none of which did or are expected to have a material impact on the Company’s results of operations, financial position, or cash flows, with exception of:

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

FAS 141 (Revised December 2007).  The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  To accomplish that, this Statement establishes principles and requirements for how the acquirer:
a)	recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree
b)	recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase
c)	determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

o.      New Accounting Pronouncements (Continued).

SFAS No. 141 is scheduled to become effective for the Company for financial statements issued for fiscal year 2009.   We are currently evaluating the effects, if any, that this statement will have on our future financial statements and related financial position, results of operations and operating cash flows.

FIN 48.  In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which applies to all tax positions related to income taxes subject to No. 109 (SFAS 109), Accounting for Income Taxes. This includes tax positions considered to be “routine” as well as those with a high degree of uncertainty. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. FIN 48’s use of the term “more-likely-than-not” in steps one and two is consistent with how that term is used in SFAS 109 (i.e., a likelihood of occurrence greater than 50 percent).

Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period they meet the more-likely-than-not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. Not recognizing a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for not recognizing tax positions. Additionally, FIN 48 requires expanded disclosure requirements, which include a tabular roll forward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. These disclosures are required at each annual reporting period unless a significant change occurs in an interim period. FIN 48 is effective for fiscal years beginning after December 15, 2006 (our fiscal year 2008). We do not believe the adoption will have a material impact on our results of operation.

p.      Stock Options

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

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

p.      Stock Options (Continued)

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of July 1, 2005, the first day of our fiscal year 2006. Our financial statements as of and for the fiscal year ended June 30, 2007 and 2006 reflect the impact of SFAS 123 (R).  Stock-based compensation expense recognized under SFAS 123 (R) for the fiscal year ended June 30, 2007 was $46,875 and for the fiscal year ended June 30, 2006 was $86,835, and related to employee stock options issued during those fiscal years.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  Stock-based compensation expense recognized in our Statements of Operations for the fiscal years ended June 30, 2007 and 2006 only include compensation expense for share-based payment awards granted, but not yet vested after July 1, 2005, and are based on the grant date fair value estimated in accordance with SFAS 123 (R).

Stock-based compensation expense recognized in our Statements of Operations for fiscal year ended June 30, 2007 assume all awards will vest, therefore no reduction has been made for estimated forfeitures.

q.      Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  Advertising expense for the years ended June 30, 2007 and 2006 was $nil and $nil, respectively.

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

t.      Reclassification of Prior Year Balances

Certain reclassifications have been made to the 2006 financial statements in order for them to conform to the classifications used for the 2007 financial statement presentation.

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

u.	Impairment of Long-Lived Assets

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

v.	Acquisition Costs

Acquisition costs are being amortized over a 25 year period.  The Company recorded amortized acquisition expense of $38,978 and $38,978 for the years ended June 30, 2007 and 2006, respectively.

NOTE 2 -	INVENTORIES

Inventories consisted of the following:

	June 30, 2007	June 30, 2006
Raw materials and supplies	$368,856	$315,546
Finished goods	501,816	500,818
	$870,672	$816,364

NOTE 3 -	PREPAID EXPENSES

Prepaid expenses consisted of the following:
	June 30, 2007	June 30, 2006
Prepaid natural gas costs	$-	$154,111
Prepaid construction costs	227,500	227,500
Other prepayments & deposits	67,391	137,048
	$294,891	$518,659

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 4 -	FIXED ASSETS

Fixed assets consist of the following amounts:

	June 30, 2007	June 30, 2006
Property plant and equipment	$12,509,529	$11,994,914
Cavities and well development	7,453,095	6,340,616
Furniture and fixtures	129,489	71,436
Mineral leases	4,167,471	4,167,471
Subtotal	24,259,584	22,574,437
Less accumulated depreciation and amortization	(4,788,786)	(3,594,607)
Total	$19,470,798	$18,979,830

Depreciation and amortization expense for the years ended June 30, 2007 and 2006 was $1,194,179 and $1,082,677 respectively.

NOTE 5 -	PATENTS

Patents consisted of the following:
	June 30, 2007	June 30, 2006
Patents acquired from IMC at fair value	$50,000	$50,000
Less accumulated amortization	(19,455)	(14,986)
Net Patents	$30,545	$35,014

The patents are being amortized on a straight line basis over a period of the remaining life of the patent up to 20 years.  Amortization expense for the years ended June 30, 2007 and 2006 was $4,469 and $8,818, respectively.  The amortization expenses to be recognized over the next five years are as follows:

Fiscal Year	Amount
2007	$4,469
2008	4,469
2009	4,469
2010	4,469
2011 and subsequent	12,669
Total	$30,545

NOTE 6 -	ROCK SCHOOL LEASE AND WELL COSTS

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
June 30, 2007 and 2006

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

The Company entered into a Design/Build agreement on May 14, 1999 with a Delaware corporation doing business as U.S. Filter Corporation and HPD Products (US Filter) to design, manage and construct a sodium bicarbonate solution mining and production plant for an amount not to exceed $33,200,000.  The agreement was not completed although engineering drawings were prepared and some equipment constructed.  As of June 30, 2004 the Company had the drawings valued at $2,800,000 and the equipment valued at $4,700,000.  The Company performed an impairment analysis on these assets and determined an impairment charge on the equipment in fiscal year 2005 of $458,087.  The Company also placed $80,093 of the equipment in service during the year which resulted in a $4,161,820 value being recorded on the books as of June 30, 2005.  During fiscal year 2006 the Company placed $44,697 of the equipment in service and completed an impairment analysis which resulted in an impairment of $924,000 on the engineering drawings and $919,281 on the equipment, leaving a $1,876,000 and a $3,197,842 account balance being recorded on the books as of June 30, 2006.  During fiscal year 2007 no equipment was placed in service and no impairment recorded on these assets.  Therefore, no changes were made to the account balances as at June 30, 2007.  The equipment is being held in storage until it is brought into service.

NOTE 8 -	ROYALTIES PAYABLE

Royalties payable consist of amounts owed to Kinder and the Bureau of Land Management as at June 30, 2007.  They represent the amount of minimum guaranteed royalties payable (Note 6) due to Kinder and the monthly royalties due to the BLM.  The balance due at June 30, 2007 and 2006 was $871,789 and $899,562, respectively.  Royalty expense for the years ended June 30, 2007 and 2006 was $333,839 and $497,847, respectively.

NOTE 9 -	ACCRUED EXPENSES

Accrued expenses comprise the following:

	June 30, 2007	June 30, 2006
Salaries and wages	$316,984	$244,993
Judgment payable (Hudson)	300,000	300,000
Freight	57,894	114,148
Property tax	68,045	63,000
Employment taxes	864,398	623,032
State taxes	-	2,544
Other	18,671	168,704
Total	$1,625,992	$1,516,421

On August 16, 2002, the Colorado District Court for Arapahoe County, Colorado (Civil Action No. 99-CV-2207) entered judgment for Marvin Hudson, a former officer and employee of the Company in the amount of $374,100 with 8% interest payable on $322,900 of that amount.  The judgment was settled in August 2007 for $300,000 paid in cash.

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 10 -	DUE TO RELATED PARTIES

Accrued liabilities due to related parties comprise the following:

	June 30, 2007	June 30, 2006

Accrued officer and director compensation, expenses and advances	$1,042,670	$911,056
Accrued interest on Series A Debenture secured promissory notes	705,737	262,415
Accrued interest on Series C Debenture secured promissory note	182,344	92,737
Provision for accrued but unpaid interest due on Jacqueline Badger Mars Trust promissory notes	242,100	132,919
Accrued interest on promissory note due to an accredited related party investor	333	-
Unsecured advance repayable to Jacqueline Badger Mars	6,827	6,827
	$2,180,011	$1,405,954

Accrued directors fees and officer and director compensation also includes interest expense totaling $133,454 for the year ended June 30, 2007 allowed on unpaid loan account balances.  Interest expense of $88,985 was included in the year ended June 30, 2006.

Notes payable to related parties comprise the following:

	June 30, 2007	June 30, 2006

Note and interest payable to Jacqueline Badger Mars Trust; principal and interest due December 31, 2005; interest at 7%; unsecured	$469,628	$469,628
Various guaranty promissory notes payable to Jacqueline Badger Mars Trust due December 31, 2005; Interest at various rates between 4.5% and 4.99%; unsecured	1,907,227	1,140,729
Secured notes payable to accredited related party investors; 10% interest payable quarterly; due September 30, 2005	2,000,000	1,360,000
Unsecured promissory note payable to an accredited related party investor due July 31, 2008	200,000	-
Series C Debenture Secured Promissory Note payable to an accredited related party investor; due March 19, 2008	853,400	853,400
Total related party notes payable	5,430,255	3,823,757
Less current portion	5,430,255	2,970,357
Total related party notes payable long term	$-	$853,400

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 11 -	NOTES PAYABLE

Notes payable comprise the following:

	June 30, 2007	June 30, 2006

NSHI Series A Secured 10% Debentures payable to the Sentient Entities; due September 30, 2005	$5,000,000	$5,000,000
NSHI Secured Subordinated Series B1 Debentures payable to the Sentient Entities;due February 19, 2008	11,300,000	11,300,000
NSHI Secured Subordinated Series B2 Debentures payable to the Sentient Entities;due February 19, 2008	-	9,700,000
Sentient working capital loans	-	1,000,000
AmerAlia Series A Debenture Secured Promissory notes payable to accredited investors; 10% interest payable quarterly; due September 30, 2005	2,250,000	2,890,000
AmerAlia Series C Debenture Secured Promissory note payable to an accredited investor,due March 19, 2008	1,464,292	1,464,292
Wells Fargo factoring facility with fees payable according to time taken to collect each receivable	1,230,723	1,253,874
Note payable to financial institution; principal and interest due June 30, 2006; interest at 7.22% at June 30, 2006; secured by a related party guaranty agreement	9,921,583	9,921,583
Note payable to equipment manufacturer, unsecured, interest only at 8% payable on
March 31, of each year, entire principal due December 31, 2005.	1,200,000	1,200,000
Note payable to an investor, on call at 4.5%	100,000	100,000
Note payable to McFarland Dewey Securities Co; unsecured, interest at 4%; due May 18, 2004	18,000	18,000
Note payable to vendor, nil interest rate	-	130,938
Motor vehicle loans at 0.9% p.a. interest due
February and March 2009 secured by motor vehicles	44,622	67,816
Note payable to investor; unsecured, due on demand; at 10% interest.	4,000	4,000
Total notes payable	32,540,481	44,050,503
Less current portion	32,514,540	21,542,869
Total long-term debt	$18,681	$22,507,634

The aggregate principal maturities of notes payable at June 30, 2007 are as follows:

Fiscal Year	Amount
2008	$32,514,540
2009	18,681
2010	-
2011	-
2012	-
Total	$32,540,481

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 11 -	NOTES PAYABLE (Continued)

On May 29, 2007, the Sentient Entities exchanged the $9,700,000 NSHI Secured Subordinated Series B2 Debentures along with $2,063,080 of related accrued interest for 1,308 shares of NSI common stock held by NSHI. Also on May 29, 2007, NSI issued to the Sentient Entities 120 shares of common stock in exchange for the $1,000,000 of Sentient Entities working capital loans together with accrued interest totaling $630,563. See Note 20 for related discussion.

NOTE 12 -	CAPITAL LEASE OBLIGATIONS

	June 30, 2007	June 30, 2006

Total minimum lease payments	$130,873	$159,516
Less interest and taxes	(10,968)	(18,114)
Present value of net minimum lease payments	119,905	141,401
Less current portion	(55,847)	(43,429)
Long-term portion of capital lease obligations	$64,058	$97,972

The aggregate principal maturities of capital leases at June 30, 2007 are as follows:

Fiscal Year	Amount
2007	$55,847
2008	60,622
2009	3,436
2010	-
2011	-
Total	$119,905

NOTE 13 -	ASSET RETIREMENT OBLIGATION

The asset retirement obligation (ARO) represents the estimated current fair value of the costs to plug the wells, remove buildings and return the site to its natural condition.  The Company recorded the fair value of the ARO at the date of the purchase of the assets and liabilities of White River and is accreting the balance at the current inflation rate of 3%.  The ARO value at June 30, 2007 is $898,000, an increase of $26,155 on the prior year’s balance for accretion.  The ARO value at June 30, 2006 was $871,845, an increase of $64,229 on the prior year’s balance made up of $24,229 in accretion and $40,000 for the estimated cost of plugging and abandoning a new well placed in service during fiscal year 2006.

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

The following is a schedule of future minimum lease payments required by the non-cancelable operating lease agreements at June 30, 2007:

Year ended June 30	Amount
2008	412,381
2009	336,467
2010	192,300
2011	32,400
Total	$973,548

The rental expense component of these lease payments was $477,855 for financial year 2007 and $257,996 for financial year 2006.

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 15 -	OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS

As a result of applying SFAS No. 123(R) to stock options granted to board members, the Company recorded expenses of $46,875 and $86,835 for the year ended June 30, 2007 and 2006, respectively. These expenses are included in the selling, general and administrative amount in the statement of operations.

Under FASB Statement 123(R), the Company estimated the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for each of the grants, respectively; dividend yield of zero percent for all years; expected volatility of 170.53% and 165.94%; risk-free interest rates of 4.375% and 3.75% and expected lives of 3.0 years.

A summary of the status of the Company’s stock options and warrants as of June 30, 2006 and changes during the year ended June 30, 2007 is presented below:

	Options, Warrants and SAR’s	Weighted Average Exercise Price
Outstanding, June 30, 2006	3,690,000	$0.96
Granted	187,500	$0.42
Expired/Canceled	(262,500)	$0.57
Exercised	-	-

Outstanding, June 30, 2007	3,615,000	$0.96

Exercisable, June 30, 2007	3,615,000	$0.96

The following summarizes the exercise price per share and expiration date of the Company's outstanding options and warrants to purchase common stock at June 30, 2007:

Expiration Date	Price	Number
June 30, 2008	$0.54	187,500
March 19, 2009	$1.00	2,500,000
April 18, 2009	$0.71	540,000
April 18, 2009	$3.00	200,000
June 30, 2009	$0.42	187,500
		3,615,000

During the year ended June 30, 2007, 187,500 options were granted and 262,500 options expired.

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
Notes to the Consolidated Financial Statements
June 30, 2007 and 2006

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

2.	Starting January 1, 1996, the establishment of a consulting arrangement between Kinder and the Company providing for an annual consulting fee of $25,000 payable monthly in arrears.

Minimum amounts due are as follows:

Year ended June 30	Amount
2008	$100,000
2009	100,000
2010	100,000
2011	100,000
Total	$400,000

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

There are 82 shares of Series E preferred stock outstanding at June 30, 2007 and 2006 which carry a 10% dividend payable quarterly when declared by the directors of the Company. Each share of the preferred stock was convertible into 1,000 shares of common stock until October 31, 2000.  Since October 31, 2000 the 82 shares have not been convertible into common stock and have no voting rights.

NOTE 18 -	OFFICER COMPENSATION

At June 30, 2007 accrued unpaid compensation, expenses and advances to the company of $243,661 and $430,518 were due to Bill H. Gunn and Robert van Mourik respectively (at June 30, 2006: $225,576 and $444,812, respectively).  These amounts also include $14,000 director’s fees due annually.  During the year ended June 30, 2007, Mr. Gunn received all his salary and directors fees and $11,045 that had previously been accrued.  Mr. van Mourik received all his salary and directors fees and $73,369 that had previously been accrued.  During the year ended June 30, 2006, Mr. Gunn received $171,888 of his salary and directors fees while $28,112 was not paid and accrued.  All of Mr. van Mourik’s salary and director’s fees was not paid and accrued.

Mr. Bill H. Gunn is Chairman and President of AmerAlia, and Mr. Robert van Mourik is Executive Vice President, Chief Financial Officer, Secretary and Treasurer.

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 19 -      GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has had no significant operations since inception.  As reported in the financial statements, the Company has an accumulated deficit of approximately $59 million as of June 30, 2007. The Company has not yet established revenues sufficient to cover its operating costs, which creates doubt as to whether it can continue as a going concern.

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

Consequently, management has reduced operating costs and has implemented a number of marketing initiatives to gain higher volumes of sales.  As this is a business with high fixed costs, management expects that additional increases in revenues as a result of these higher volumes and price increases will impact significantly on profitability.  Management is now also engaging in discussions with Sentient and other note holders to settle all debt, accrued interest and rights to contingent interest for equity in AmerAlia and/or its subsidiaries.  If completed, these transactions will substantially remove much of our debt and most of our creditor obligations except for normal trade credit.  The existence of the contingent interest obligations in particular has previously made the task of raising new debt or equity capital impossible. To progress this recapitalization plan the Company must first file its annual report on form 10-KSB with the Securities and Exchange Commission.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the se plans described above.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 20 -	EXCHANGE AND ISSUANCE OF NSI COMMON STOCK FOR DEBT OBLIGATIONS AND RELATED “MINORITY INTEREST”

In May 2007, Sentient I exercised its right to convert $1,000,000 of working capital loans together with $630,563 of accrued interest in exchange for newly issued shares of NSI shares of common stock representing a 4.5% ownership in NSI. In addition, also in May 2007, Sentient I exercised its right to convert $9,700,000 of NSHI Series B2 Convertible Secured Debentures along with related accrued interest totaling $2,063,080 into NSI common stock held by NSHI representing 49% of the ownership of NSI. These transactions resulted in a combined loss on settlement of debt obligations when compared to the net book value of NSI at the date of the transaction. These transactions resulted in a “Minority Interest” value of $15,225,943. Coupled with the $42,121 “Minority Interest” portion of the net loss from the date of the transactions through June 30, 2007, the ending “Minority Interest” value at June 30, 2007 as reflected in the accompanying consolidated balance sheet is $15,183,822.

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 21 -	SUBSEQUENT EVENTS

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

In August 2007 we utilized our factoring facility with Wells Fargo to borrow $960,000 that we placed on deposit with Wells Fargo Bank to secure letters of credit to support our bonding obligations with the BLM, the United States Environment Protection Agency and the State of Colorado.

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

In June, 2008 we issued Sentient III a promissory note for $300,000 for working capital purposes subject to drawing down the loan for approved purposes.  We drew down $80,000 to pay audit fees.  The loan is at 6% interest and is due July, 31, 2008.

In June 2008, the $1,200,000 promissory note held by HPD, LLC was acquired by Sentient III.

In June 2008 we issued 59,070 shares to non-executive directors pursuant to the net exercise provisions of their option agreements.

On July 1, 2008 we granted options to Non-executive Directors to acquire 187,500 shares at $0.88 per share until June 30, 2011 in accordance with the 2001 Directors’ Incentive Plan.