Form 10QSB
period 2007-09-30
AMERALIA INC
filed 2008-09-24
CIK 811419

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No.    0-15474

AMERALIA, INC.

(Exact name of Company as specified in its charter)

Utah	87-0403973
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

9233 Park Meadows Dr, Suite 431, Lone Tree, CO 80124
(Address of Principal Executive Offices)

Company's telephone number, including area code:	(720) 876-2373
Company’s Web Page:	www.ameralia.com

Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes ☒   No ☐

Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 19, 2008, the number of shares outstanding of the company's $.01 par value common stock was 18,700,707.

AMERALIA, INC.

Index

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

	September 30, 2007	June 30, 2007
	(Unaudited)	(Audited)

CURRENT ASSETS
Cash	$3,829	$10,968
Accounts receivable, net	2,818,791	2,896,131
Inventories	813,480	870,672
Prepaid expenses	425,300	294,891
Total Current Assets	4,061,400	4,072,662

FIXED ASSETS
Property plant and equipment, net	9,885,524	10,006,384
Cavities and well development, net	5,454,212	5,296,943
Mineral leases	4,167,471	4,167,471
Total Fixed Assets	19,507,207	19,470,798

OTHER ASSETS
Water rights	3,150,582	3,150,582
Patents	29,428	30,545
Well and well development RSL	595,000	595,000
Engineering drawings	1,876,000	1,876,000
Equipment held and not yet placed in service	3,197,842	3,197,842
Deferred financing and acquisition costs	800,049	809,793
Rock School Lease and reserves	3,300,000	3,300,000
Deposits and bonds	15,000	16,000
Restricted funds	1,095,343	134,863
Total Other Assets	14,059,244	13,110,625

TOTAL ASSETS	$37,627,851	$36,654,085

The accompanying notes are an integral part of these consolidated financial statements.

Index

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	September 30, 2007	June 30, 2007
	(Unaudited)	(Audited)

CURRENT LIABILITIES
Accounts payable	$3,208,707	$3,443,649
Bank overdraft	97,481	3,017
Royalties payable	929,061	871,789
Accrued expenses	1,397,066	1,625,992
Accrued expenses due to related parties	6,789,513	2,180,011
Current portion of notes payable to related parties	22,146,787	5,430,255
Notes payable, current portion	7,155,385	32,514,540
Capital leases payable	58,503	55,847
Interest payable	1,709,735	5,515,331
Total Current Liabilities	43,492,238	51,640,431

LONG TERM LIABILITIES
Notes payable	13,734	18,681
Capital lease obligations	49,366	64,058
Asset retirement obligations	874,390	898,000
Total Long Term Liabilities	937,490	980,739

TOTAL LIABILITIES	44,429,728	52,621,170

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	15,360,103	15,183,822

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.05 par value; 1,000,000 authorized;82 issued and outstanding	4	4
Common stock, $0.01 par value; 100,000,000 shares authorized; 17,239,437 issued and outstanding	172,394	172,394
Additional paid-in capital	37,721,165	27,716,551
Accumulated deficit	(60,055,543)	(59,039,856)
Total Stockholders' Equity (Deficit)	(22,161,980)	(31,150,907)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,627,851	$36,654,085

The accompanying notes are an integral part of these consolidated financial statements.

Index

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the three months ended September 30,
	2007	2006

REVENUES	$4,212,711	$3,980,888

COST OF GOODS SOLD	3,441,720	3,655,381

GROSS PROFIT	770,991	325,507

EXPENSES
General and administrative	275,427	314,897
Depreciation and amortization expense	354,598	300,126

Total Expenses	630,025	615,023

INCOME (LOSS) FROM OPERATIONS	140,966	(289,516)

OTHER INCOME (EXPENSE)
Interest income	1,230	66
Other income	-	3,418
Interest expense	(981,602)	(1,421,333)

Total Other Income (Expense)	(980,372)	(1,417,849)

LOSS BEFORE MINORITY INTEREST AND INCOME TAX EXPENSE	(839,406)	(1,707,365)

Minority interest in net profit of subsidiary	(176,281)	-

LOSS BEFORE INCOME TAX EXPENSE	(1,015,687)	(1,707,365)

Income tax expense	-	-

NET LOSS	$(1,015,687)	$(1,707,365)

BASIC LOSS PER SHARE	$(0.06)	$(0.10)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,239,437	17,239,437

The accompanying notes are an integral part of these consolidated financial statements.

Index

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity (Deficit)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit

Balance, June 30, 2007	82	$4	17,239,437	$172,394	$27,716,551	$(59,039,856)

Fair value of options granted (unaudited)	-	-	-	-	66,592	-

Gain on settlement of related party debt (unaudited)	-	-	-	-	9,938,022	-

Net loss for the three months ended September 30, 2007 (unaudited)	-	-	-	-	-	(1,015,687)

Balance, September 30, 2007 (unaudited)	82	$4	17,239,437	$172,394	$37,721,165	$(60,055,543)

The accompanying notes are an integral part of these consolidated financial statements.

Index

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,015,687)	$(1,707,365)
Adjustments to reconcile net loss to net cash
used by operating activities:
Fair value of options granted	66,592	46,875
Depreciation and amortization	354,598	300,126
Minority interest in net income	176,281	-
Change in Operating Assets and Liabilities:
(Increase) decrease in restricted funds	(960,480)	-
(Increase) decrease in accounts receivable	(19,509)	15,289
Decrease in inventory	57,193	85,064
(Increase) decrease in prepaid expenses	(130,409)	12,058
(Decrease) in accounts and royalties payable	(460,343)	(701,728)
Increase in accrued expenses due to related parties	709,244	1,039,321
Increase in accrued expenses	(228,926)	664,518
Increase in interest payable	177,633	175,245

Net Cash (Used in) Operating Activities	(1,273,813)	(70,597)

CASH FLOWS FROM INVESTING ACTIVITIES

Cavities and well development	(85,309)	(79,879)
Purchase of property and equipment	(4,430)	-

Net Cash (Used in) Investing Activities	(89,739)	(79,879)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in bank overdraft	94,464	111
Payments on capital leases	(12,037)	(9,254)
Proceeds from notes payable	960,480	18,368
Payments on debt	(36,494)	(206,584)
Proceeds from related party notes payable	350,000	183,903

Net Cash Provided by (Used in) Financing Activities	1,356,413	(13,456)

NET (DECREASE) IN CASH	(7,139)	(163,932)

CASH AT BEGINNING OF YEAR	10,968	176,224

CASH AT END OF YEAR	$3,829	$12,292

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

Income taxes	$-	$-
Interest	$120,091	$111,121

The accompanying notes are an integral part of these consolidated financial statements.

Index

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2007

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements present the consolidated financial position, results of operations and cash flows of AmerAlia, its wholly owned subsidiary, Natural Soda holdings, Inc. (“NSHI”) and its 46.5% owned subsidiary, Natural Soda, Inc. (“NSI”).  Collectively, they are referred to herein as “the Company”.  Although AmerAlia’s ownership interest in NSI is less than 50% as discussed and disclosed in our 2007 annual report on Form 10-KSB, the financial position, operations and cash flows of NSI have been included in the consolidated financial statements primarily because NSI represents AmerAlia’s principle business activity; the management and oversight of NSI and its operations remain unchanged under the direction of the officers and directors of AmerAlia; and consolidation of NSI is more informative to the reader of the consolidated financial statements.  The “Minority Interest” ownership of the Sentient Entities in NSI has been reflected separately in the consolidated balance sheets along with its “Minority Interest” share of income and loss from operations.  All material inter-company accounts and transactions have been eliminated in the consolidation accounts.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its Annual Report on Form 10-KSB for the year ended June 30, 2007.  Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008.   Operating results for the three months ended September 30, 2006 have been reclassified to ensure presentation consistent with reported results for the three months ended September 30, 2007.

NOTE 2 -	GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in the financial statements, the Company has an accumulated deficit of approximately $60 million as of September 30, 2007. The Company has not yet established revenues from operations sufficient to cover its operating costs, which creates substantial doubt as to whether it can continue as a going concern.

The ability of the Company to continue as a going concern is dependent on obtaining adequate capital to fund operating losses.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.  In order to continue as a going concern, the Company will have to refinance its debt due to the Sentient Entities and secure additional capital resources.  Management believes it can refinance its debt and obtain additional capital resources based on it having accomplished many of its immediate objectives since acquiring its operations in 2003.  Management has reduced operating costs and implemented a number of marketing initiatives to gain higher volumes of sales which have led to improved profitability.  As this is a business with high fixed costs, management expects that additional increases in revenues as a result of these higher volumes and price increases will significantly impact profitability.

Management is discussing with Sentient and other note holders proposals to settle all debt, accrued interest and rights to contingent interest for equity in AmerAlia and/or its subsidiaries.  If completed, these transactions will substantially remove much of the Company’s debt and most of the Company’s obligations except for normal trade creditors.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish these plans.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Index

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2007

NOTE 3 -	OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS

During the three months ended September 30, 2007, the Company granted options to purchase 187,500 shares of the Company’s common stock.  Under the shareholder approved 2001 Directors’ Incentive Plan, each director (who is not an employee or officer) is granted an option to purchase 75,000 shares of AmerAlia common stock when joining the Board of Directors.  In addition, options to purchase 37,500 shares of AmerAlia common stock are granted to each such director sitting at July 1 of each year.  The exercise price for these options is the average market price during the month preceding each grant date, and the options have a three-year term.  All options under this plan are exercisable six months after the date of grant.

As a result of applying SFAS No. 123(R) to these stock options granted to board members, the Company recorded an expense of $66,592 for the quarter ended September 30, 2007.  This expense is included in the general and administrative amount of the statement of operations.   Under FASB Statement 123, the Company estimates the fair value of each stock option award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: dividend yield of zero percent for all years; expected volatility of 165.59%, risk-free interest rate of 4.50 percent and expected life of 3.0 years.

A summary of the status of the Company’s stock options and warrants as of June 30, 2007 and changes during the three months ended September 30, 2007 is presented below:
		Weighted
	Options,	Average
	Warrants	Exercise
	and SARs	Price
Outstanding June 30, 2007	3,615,000	$0.96
Granted	187,500	$0.40
Expired/Cancelled	-	-
Exercised	-	-
Outstanding September 30, 2007	3,802,500	$0.93

The following summarizes the exercise price per share and expiration date of the Company's outstanding options and warrants to purchase AmerAlia common stock at September 30, 2007:

Expiration Date	Price	Number

June 30, 2008	$0.54	187,500
March 19, 2009	$1.00	2,500,000
April 18, 2009	$0.71	540,000
April 18, 2009	$3.00	200,000
June 30, 2009	$0.41	187,500
June 30, 2010	$0.40	187,500
		3,802,500

NOTE 4 -	TRANSACTION BETWEEN SENTIENT USA RESOURCES FUND II, LP AND THE MARS TRUST

In August 2007 another Sentient affiliate (“Sentient II”) acquired from the Mars Trust all of the Mars Trust’s AmerAlia shares, debt securities and contractual obligations and rights.  Thus, Sentient II replaced the Mars Trust as AmerAlia’s major shareholder.  A condition of the purchase was that the Mars Trust pay AmerAlia’s debt and interest obligation to the Bank of America of approximately $10 million as required under a guaranty agreement between AmerAlia and the Mars Trust.  Consequently, Sentient II acquired the right under the guaranty agreement to make a claim for indemnification against AmerAlia for those monies paid by the Mars Trust to the Bank of America.

As Sentient II became a related party as a result of this acquisition, AmerAlia has accounted for the gain on settlement of related party debt of $9,938,022 as a contribution to additional paid in capital.

Index

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2007

NOTE 5 -	SUBSEQUENT EVENTS

Effective as of October 31, 2007, Sentient USA Resources Fund, LP (“Sentient I”) acquired from NSI its $750,000 Series A Secured debenture and accrued interest of $271,215.75 for consideration of $1,021,215.75.

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

In May, 2008 Sentient I loaned AmerAlia $465,000 for the purpose of contributing capital to NSHI which, in turn contributed $465,000 to NSI as its proportionate share of $1 million for well field development expenditures.  The loan is at 6% interest and is due September 30, 2008.  The principal and interest is convertible to shares of AmerAlia common stock at 36 cents per share.

In June, 2008 AmerAlia issued Sentient III a promissory note for $300,000 for approved working capital purposes.  AmerAlia has drawn $283,000 to pay various expenses and creditors. The loan is at 6% interest and is due September 30, 2008.

In June 2008, the $1,200,000 promissory note issued by AmerAlia held by HPD, LLC was acquired by Sentient III.

In June 2008 AmerAlia issued 59,070 shares of AmerAlia common stock to non-executive directors pursuant to the exercise of outstanding stock options.  The directors exercised these options pursuant to the net exercise provisions of their option agreements.

On July 1, 2008 AmerAlia granted options to Non-executive Directors to acquire 187,500 shares of AmerAlia common stock at $0.88 per share until June 30, 2011 in accordance with the 2001 Directors’ Incentive Plan.

In September 2008, effective as of June 30, 2008, AmerAlia issued 1,402,200 shares of restricted AmerAlia common stock in satisfaction and cancellation of Series C Debenture secured promissory notes and accrued interest with a face value of $3,242,672.

Index

AMERALIA, INC.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our future conduct depends on a number of factors beyond our control, so we cannot assure you we will be able to conduct AmerAlia’s operations as we contemplate in this report.  This report contains various statements using the terms “may”, “expect to”, and other terms denoting future possibilities.  They are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  We cannot guarantee the accuracy of these statements as they are subject to a variety of risks beyond our ability to predict or control.  These risks may cause actual results to differ materially from the projections or estimates contained in this report.  These risks are described more fully in our filing on Form 10-KSB for the year ended June 30, 2007.

(b)	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our objective is to be a profitable natural products company through our ownership of our natural sodium leases and water rights.  We are currently involved in the production of various grades of sodium bicarbonate recovered from our naturally occurring nahcolite resource using solution mining.  Our efforts to improve our business performance are based on our three objectives of being a low cost producer of all grades of sodium bicarbonate, increasing our penetration of the North American market and increasing the price at which we sell our product.  We believe that NSI is now the second largest supplier of sodium bicarbonate in North America.  While we have demonstrated progress toward these objectives, we believe we have not yet achieved our full capabilities.  We have invested heavily in our production capacity, particularly our cavities which are the source of both our natural sodium bicarbonate and our strategic low cash cost of production advantage over our competitors.

It is now five years since we acquired the majority of our assets and four years since we concluded our financing arrangements with the Sentient Entities.  In that time we have accomplished much to develop our business.  Fiscal year 2004 was the first complete fiscal year of our ownership.  Our annual sales in tonnages and gross revenues have grown as shown in the following tables:

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

Index

AMERALIA, INC.

Most of our plant costs are fixed in nature. Consequently, our costs of production on a per ton basis are sensitive to variations in the volume of production. Our plant has a nameplate capacity of 125,000 tons of production per year. The facility has, because of limitations in the capacity of the cavities to deliver an adequate volume and concentration of brine and the occasional limitations of the market, never produced at or near nameplate capacity.  Its highest production was nearly 103,000 tons in CY2007.  Since the plant has never produced at nameplate capacity we are unable to determine the actual current capacity of the mine and plant although we believe that it would exceed 103,000 tons per year with the current configuration of the facilities.

The recovery of sodium products from our leases is governed by a BLM approved mine plan and we have authority to recover up to 638,000 tons of sodium bicarbonate from our existing cavities.  The BLM has also authorised recovery of up to 320,000 tons of sodium bicarbonate from our new cavity. Our new well cost an estimated $1,000,000 to complete.  Subject to obtaining financing, we intend to obtain approval to drill another new production cavity to advance our plans to expand production capacity and to ensure a continuous supply of high quality brine to the plant.  Our objective is to further increase our production capacity to support our growing sales.

In addition to the development of our sodium bicarbonate business, we have identified value in our extensive water rights.  We have an agreement to sell water to our neighbor, Shell, for its oil shale investigation facility, however, our initial sales have not been significant.  We intend to devote more attention to generating more sales from our water rights.  Our sodium leases are situated in an area that is receiving extensive interest and publicity for the prospective development of its oil shale resources.  If an oil shale industry develops it will likely require access to large quantities of water which we are capable of supplying.  We have rights to far greater volumes of water than we anticipate will be required for our sodium bicarbonate business and we are investigating how we can exploit this significant asset.  We also plan to seek a research lease and ultimately a commercial lease to exploit our potential oil shale resources, most likely in partnership with suitably qualified organizations.

Our gross revenue of $4,212,711 for the September 2007 quarter was 5.8% higher than the $3,980,888 earned in the comparable quarter in the previous year, due to higher sales prices and higher tonnages of 24,866 in the September 2007 quarter compared with 23,925 in the comparable quarter last year, a 3.9% increase.  Cost of goods sold of $3,441,720 in the September 2007 quarter was 5.8% lower than the comparable period’s $3,655,381 in 2006 due to lower distribution and plant operating costs.  The resulting gross profit of $770,991 in the September 2007 quarter represented a 136.9% increase on the gross profit of $325,507 in the comparable period in 2006.  General and administrative expenses were 12.5% lower than the comparable period; $275,427 in the September 2007 quarter compared with $314,897 in the comparable period in 2006.  However, depreciation, amortization and accretion expenses were 18.1% higher at $354,598 in the September 2007 quarter compared with $300,126 in the comparable period in 2006.  Consequently, the profit from operations of $140,966 in the September 2007 quarter represented a $430,482 increase over the comparable period’s loss of $289,516.  Interest expense decreased 30.9% to $981,602 in the September 2007 quarter from $1,421,333 primarily due to conversion of the Series B2 debentures to equity in May 2007.  As discussed below, our obligation to the Bank of America was repaid by the Mars Trust under its guaranty obligation. As this was the result of related party transactions we have recorded the gain of $9,938,022 in the September 2007 quarter as a contribution to additional paid in capital.  The resulting net loss after deducting a minority interest of $176,281 was $1,015,687 in the September 2007 quarter compared with a loss of $1,707,365 for the comparable period in 2006, a decrease of 40.5%.

Index

AMERALIA, INC.

Liquidity and Capital Resources

As reported previously in various filings, the Sentient Entities converted their working capital loans and Series B2 debentures into ownership of 53.5% of the equity of NSI in May 2007.  As reported, in August 2007 another Sentient affiliate (“Sentient II”) acquired from the Mars Trust all of the Mars Trust’s AmerAlia shares, debt securities and contractual obligations and rights.  Thus Sentient II replaced the Mars Trust as our major shareholder.  A condition of the purchase was that the Mars Trust repay our debt and interest obligation to the Bank of America of approximately $10 million as required under a guaranty agreement between us and the Mars Trust.  Consequently, Sentient II acquired the right under the guaranty agreement to make a claim for indemnification against us for those monies paid by the Mars Trust to the Bank of America.

Also, in August 2007 we utilized our factoring facility with Wells Fargo to borrow $960,000 that we placed on deposit with Wells Fargo Bank to secure letters of credit to support our bonding obligations with the BLM, the United States Environment Protection Agency and the State of Colorado; thereby replacing the bonding support arrangements previously provided by the Mars Trust.  Sentient II also loaned us $350,000 at 6% interest until September 30, 2008 for working capital purposes.

In addition, we have since agreed to some interim arrangements with various Sentient funds:

●	Effective as of October 31, 2007, Sentient I acquired from NSI its $750,000 Series A Secured debenture and accrued interest of $271,215.75 for consideration of $1,021,215.75.

●
Effective as of March 31, 2008, Sentient Global Resources Fund III LP (“Sentient III”) purchased AmerAlia’s rights to outstanding interest due on its Series A Secured 10% Debentures for $1,406,875. AmerAlia used these funds to pay some of the outstanding interest owed to the holders of its Series A Debenture Secured promissory notes.  Sentient III also acquired Sentient I’s rights to interest owed on its Series A debentures, including the interest due on the debenture previously owned by NSI, for $2,076,334.20.

●
In May 2008 Sentient I loaned AmerAlia $465,000 for the purpose of contributing capital to NSHI which, in turn, contributed $465,000 to NSI as its proportionate share of $1,000,000 raised by NSI for well field development expenditures.

●
In June 2008, we issued another promissory note to Sentient III for $300,000 at 6% per annum interest repayable on September 30, 2008 to enable us to access funds to pay ordinary trade payables as approved by Sentient III.  We have borrowed $283,000 against this note to pay various expenses and creditors.  In June we were also advised that Sentient III had acquired the promissory note for $1,200,000 we had issued to US Filter and had since been assigned to HPD, LLC.  As a material inducement to Sentient III to acquire the note, HPD agreed to provide Sentient III (or its nominee) with up to $600,000 of discounts on any contracts awarded by Sentient III or its nominee to HPD for the supply of equipment or services within a twelve month period of its acquisition of the note.

As we have indicated in our recent filings, now that we have filed our annual report on Form 10-KSB for the year ended June 30, 2007, we have been holding discussions with Sentient and various creditors with a view to recapitalizing our debt and equity, however, these discussions have not yet resulted in any restructuring agreements for the company and its subsidiaries and we cannot provide any assurance that satisfactory agreements can be concluded.

Index

AMERALIA, INC.

During the quarter ended September 30, 2007 we increased our accrued expenses due to related parties by $709,244, interest payable by $177,633, reduced inventory by $57,193 and, as discussed above, raised $350,000 through issuing a promissory note to Sentient II and increased our factoring facility with the Wells Fargo bank by $960,480.  In addition, we borrowed $94,464 as a bank overdraft.  We utilised these funds to place $960,480 on deposit to secure our bonding arrangements, increased other accrued expenses by $228,926, increased other deposits and prepaid expenses by $130,409, increased accounts receivable by $19,509, paid creditors $460,343, applied payments of $85,309 to our cavities development and $4,430 to equipment purchases and reduced our capital leases by $12,037 and repaid other loans by $36,494.  The net reduction in cash for the quarter represented $7,139.

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

Throughout 2006 and 2007 we have experienced difficulties in retaining qualified accounting professionals to supervise our accounting functions at NSI resulting in our engaging an external contractor in November 2007 with adequate resources and qualifications to fulfill that role.  A lack of financial resources and personnel has also caused insufficient segregation of duties and an inability to properly record transactions and ensure the accuracy of our financial reports without requiring additional analyses and other post-closing procedures and compliance with generally accepted accounting principles.  These difficulties also contributed to our failure to complete audits of our financial statements and the timely filing of our SEC reports  In response to these material weaknesses we have been strengthening our accounting functions and are providing additional resources for their operation.  There has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

AMERALIA, INC.

PART II:	OTHER INFORMATION.

ITEM 1:	LEGAL PROCEEDINGS

Natural Soda, Inc. owns water rights located in the Piceance Creek, Yellow Creek and White River basins within Colorado.  Natural Soda, Inc. is involved in several cases pending in the District Court in and for Water Division No. 5 (“Water Court”).  The proceedings in Water Court pertain to applications for water rights filed by Natural Soda, Inc. and objections to water rights applications by third parties.  In addition, under Colorado law, the owner of conditional water rights must periodically file an application for determination of reasonable diligence in the development of the conditional water rights.  The proceedings pertaining to the conditional water right must be filed within six years following the determination by the Court regarding the prior proceeding, or the water right is considered abandoned.

Natural Soda, Inc. is the applicant in the following cases:  1998CW315, 2005CW41, 2006CW135, 2006CW136 and 2007CW91:

Natural Soda, Inc. has filed a statement of opposition in the following cases:  2003CW82–Exxon Mobile Corporation, 2003CW309–Encana Oil & Gas (USA), Inc., 2003CW318–Encana Oil & Gas (USA), Inc., 2004CW110–Shell Frontier Oil & Gas, Inc., 2005CW285–Exxon Mobile Corporation, 2005CW294–Exxon Mobile Corporation, 2006CW263–Exxon Mobile Corporation, 2006CW265–Exxon Mobile Corporation, 2007CW242–Puckett Land Company, 2007CW253–XTO Energy Inc. and 2007CW254–Williams Production RMT Company.

Of the cases in which Natural Soda Inc. has filed a statement of opposition the principal one is the objection to Shell Frontier Oil & Gas, Inc.’s application to move a water right from a tributary of the White River to a point on the White River lower down river than the off take point for Natural Soda, Inc’s White River direct pumping right. If Shell were to be successful in their application it might adversely impact the value of our White River rights. We intend to vigorously oppose this move.

ITEM 2:     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 1, 2007 we granted options to acquire 187,500 shares of our common stock at $0.40 per share until June 30, 2010 to our non-executive directors in accordance with the requirements of the Non-Executive Directors Option Plan.

In June 2008 we issued 59,070 shares to non-executive directors pursuant to the net exercise provisions of their option agreements.

On July 1, 2008 we granted options to acquire 187,500 shares of our common stock at $0.88 per share until June 30, 2011 to our non-executive directors in accordance with the requirements of the Non-Executive Directors Option Plan.

In September 2008, effective as of June 30, 2008, we issued 1,402,200 shares of restricted AmerAlia common stock in satisfaction and cancellation of Series C Debenture secured promissory notes and accrued interest with a face value of $3,242,672.

ITEM 6:     EXHIBITS

(a)               Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

Index

AMERALIA, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 24, 2008	AMERALIA, INC.

	By:	/s/ Bill H Gunn
Bill H. Gunn, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AmerAlia and in the capacities and on the dates indicated.

/s/ Bill H. Gunn	Chairman, President and Director	Date: Sept. 24, 2008
Bill H. Gunn	(Principal Executive Officer)

/s/ Robert van Mourik	Executive Vice President, Chief Financial	Date: Sept. 24, 2008
Robert C. J. van Mourik	Officer, Secretary, Treasurer and Director
(Principal Financial and Accounting Officer)