Form 10QSB
period 2007-12-31
AMERALIA INC
filed 2008-10-07
CIK 811419

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended December 31, 2007
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

Yes ☒ No ☐

As of September 30, 2008, the number of shares outstanding of the company's $.01 par value common stock was 18,700,707.

AMERALIA, INC.

Index

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheet

ASSETS

	December 31, 2007	June 30, 2007
	(Unaudited)	(Audited)

CURRENT ASSETS
Cash	$149,503	$10,968
Accounts receivable, net	2,646,959	2,896,131
Inventories	871,379	870,672
Prepaid expenses	475,036	294,891
Total Current Assets	4,142,877	4,072,662

FIXED ASSETS
Property plant and equipment, net	9,824,794	10,006,384
Cavities and well development, net	5,198,315	5,296,943
Mineral leases	4,167,471	4,167,471
Total Fixed Assets	19,190,580	19,470,798

OTHER ASSETS
Water rights	3,150,582	3,150,582
Patents	28,310	30,545
Well and well development RSL	595,000	595,000
Engineering drawings	1,876,000	1,876,000
Equipment held and not yet placed in service	3,197,842	3,197,842
Deferred financing and acquisition costs	790,305	809,793
Rock School Lease and reserves	3,300,000	3,300,000
Deposits and bonds	14,000	16,000
Restricted funds	1,095,343	134,863
Total Other Assets	14,047,382	13,110,625

TOTAL ASSETS	$37,380,839	$36,654,085

The accompanying notes are an integral part of these consolidated financial statements.

Index

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheet (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	December 31, 2007	June 30, 2007
	(Unaudited)	(Audited)

CURRENT LIABILITIES
Accounts payable	$2,436,128	$3,443,649
Bank overdraft	1,016	3,017
Royalties payable	893,096	871,789
Accrued expenses	1,483,258	1,625,992
Accrued expenses due to related parties	7,823,274	2,180,011
Current portion of notes payable to related parties	22,896,787	5,430,255
Notes payable, current portion	6,909,860	32,514,540
Capital leases payable	57,338	55,847
Interest payable	1,887,378	5,515,331
Total Current Liabilities	44,388,135	51,640,431

LONG TERM LIABILITIES
Notes payable	32,620	18,681
Capital lease obligations	34,369	64,058
Asset retirement obligations	881,125	898,000
Total Long Term Liabilities	948,114	980,739

TOTAL LIABILITIES	45,336,249	52,621,170

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	15,347,427	15,183,822

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.05 par value; 1,000,000 authorized; 82 issued and outstanding	4	4
Common stock, $0.01 par value; 100,000,000 shares authorized; 17,239,437 issued and outstanding	172,394	172,394
Additional paid-in capital	37,721,165	27,716,551
Accumulated deficit	(61,196,400)	(59,039,856)
Total Stockholders' Equity (Deficit)	(23,302,837)	(31,150,907)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,380,839	$36,654,085

The accompanying notes are an integral part of these consolidated financial statements.

Index

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months ended December 31,
	2007	2006

REVENUES	$4,308,294	$4,270,712

COST OF GOODS SOLD	3,754,237	3,546,328

GROSS PROFIT	554,057	724,384

EXPENSES
General and administrative	228,089	199,783
Depreciation and amortization expense	466,106	334,561

Total Expenses	694,195	534,344

INCOME (LOSS) FROM OPERATIONS	(140,138)	190,040

OTHER INCOME (EXPENSE)
Interest income	1,471	1,335
Other income	-	1,261
Interest expense	(1,014,866)	(1,430,231)

Total Other Income (Expense)	(1,013,395)	(1,427,635)

LOSS BEFORE MINORITY INTEREST AND INCOME TAX EXPENSE	(1,153,533)	(1,237,595)

Minority interest in net loss of subsidiary	12,676	-

LOSS BEFORE INCOME TAX EXPENSE	(1,140,857)	(1,237,595)

Income tax expense	-	-

NET LOSS	$(1,140,857)	$(1,237,595)

BASIC LOSS PER SHARE	$(0.07)	$(0.07)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,239,437	17,239,437

The accompanying notes are an integral part of these consolidated financial statements.

Index

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Six Months ended December 31,
	2007	2006

REVENUES	$8,521,005	$8,251,600

COST OF GOODS SOLD	7,195,957	7,201,709

GROSS PROFIT	1,325,048	1,049,891

EXPENSES
General and administrative	503,516	514,680
Depreciation and amortization expense	820,704	634,687

Total Expenses	1,324,220	1,149,367

INCOME (LOSS) FROM OPERATIONS	828	(99,476)

OTHER INCOME (EXPENSE)
Interest income	2,701	1,401
Other income	-	4,679
Interest expense	(1,996,468)	(2,851,564)

Total Other Income (Expense)	(1,993,767)	(2,845,484)

LOSS BEFORE MINORITY INTEREST AND INCOME TAX EXPENSE	(1,992,939)	(2,944,960)

Minority interest in net income of subsidiary	(163,605)	-

LOSS BEFORE INCOME TAX EXPENSE	(2,156,544)	(2,944,960)

Income tax expense	-	-

NET LOSS	$(2,156,544)	$(2,944,960)

BASIC LOSS PER SHARE	$(0.13)	$(0.17)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,239,437	17,239,437

The accompanying notes are an integral part of these consolidated financial statements.

Index

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity (Deficit)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit

Balance, June 30, 2007	82	$4	17,239,437	$172,394	$27,716,551	$(59,039,856)

Fair value of options granted (unaudited)	-	-	-	-	66,592	-

Gain on settlement of related party debt (unaudited)	-	-	-	-	9,938,022	-

Net loss for the six months ended December 31, 2007 (unaudited)	-	-	-	-	-	(2,156,544)

Balance, December 31, 2007 (unaudited)	82	$4	17,239,437	$172,394	$37,721,165	$(61,196,400)

The accompanying notes are an integral part of these consolidated financial statements.

Index

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,156,544)	$(2,944,960)
Adjustments to reconcile net loss to net cash used by operating activities:
Fair value of options granted	66,592	46,875
Depreciation and amortization	820,704	634,687
Minority interest in net income	163,605	-
Change in Operating Assets and Liabilities:
(Increase) decrease in restricted funds	(960,480)	-
(Increase) decrease in accounts receivable	(105,706)	(418,360)
(Increase) decrease in inventory	707	(78,715)
(Increase) decrease in prepaid expenses	(180,145)	(27,461)
(Decrease) in accounts and royalties payable	(1,220,302)	(754,839)
Increase in accrued expenses due to related parties	1,471,789	1,995,489
(Decrease) Increase in accrued expenses	(142,734)	784,282
Increase in interest payable	355,276	443,761

Net Cash (Used in) Operating Activities	(1,888,652)	(319,241)

CASH FLOWS FROM INVESTING ACTIVITIES

Cavities and well development	(141,547)	(106,177)
Purchase of property and equipment	(90,313)	(38,191)

Net Cash (Used in) Investing Activities	(231,860)	(144,368)

CASH FLOWS FROM FINANCING ACTIVITIES

(Payments on) Proceeds from bank overdraft	(2,001)	70,870
Proceeds from capital leases	-	7,363
Payments on capital leases	(28,198)	-
Proceeds from sale of debenture and accrued interest	1,021,216	-
Proceeds from notes payable	960,480	-
Payments on debt	(42,450)	(48,349)
Proceeds from related party notes payable	350,000	369,051

Net Cash Provided by Financing Activities	2,259,047	398,935

NET INCREASE (DECREASE) IN CASH	138,535	(64,674)

CASH AT BEGINNING OF PERIOD	10,968	176,224

CASH AT END OF PERIOD	$149,503	$111,550

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes	$-	$-
Interest	$257,597	$224,448

The accompanying notes are an integral part of these consolidated financial statements.

Index

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements present the consolidated financial position, results of operations and cash flows of AmerAlia, its wholly owned subsidiary, Natural Soda holdings, Inc. (“NSHI”) and its 46.5% owned subsidiary, Natural Soda, Inc. (“NSI”).  Collectively, they are referred to herein as “the Company”.  Although AmerAlia’s ownership interest in NSI is less than 50% as discussed and disclosed in our 2007 annual report on Form 10-KSB, the financial position, operations and cash flows of NSI have been included in the consolidated financial statements primarily because NSI represents AmerAlia’s principal business activity; the management and oversight of NSI and its operations remain unchanged under the direction of the officers and directors of AmerAlia; and consolidation of NSI is more informative to the reader of the consolidated financial statements.  The “Minority Interest” ownership of the Sentient Entities in NSI has been reflected separately in the consolidated balance sheets along with its “Minority Interest” share of income and loss from operations.  All material inter-company accounts and transactions have been eliminated in the consolidation accounts.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its Annual Report on Form 10-KSB for the year ended June 30, 2007.  Operating results for the three months and six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008.   Operating results for the three months and six months ended December 31, 2006 have been reclassified to ensure presentation consistent with reported results for the three months and six months ended December 31, 2007.

NOTE 2 -	GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in the financial statements, the Company has an accumulated deficit of approximately $61 million as of December 31, 2007. The Company has not yet established revenues from operations sufficient to cover its operating costs, which creates doubt as to whether it can continue as a going concern.

The ability of the Company to continue as a going concern is dependent on obtaining adequate capital to fund operating losses.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.  In order to continue as a going concern, the Company will have to refinance its debt due to the Sentient Entities and secure additional capital resources.  Management’s plans to obtain such resources for the Company are based on having accomplished many of its immediate objectives since acquiring its operations in 2003 that are now leading to improved profitability.  Management has reduced operating costs and implemented a number of marketing initiatives to gain higher volumes of sales.  As this is a business with high fixed costs, management expects that additional increases in revenues as a result of these higher volumes and price increases will significantly impact profitability.

Management is discussing with Sentient and other note holders proposals to settle all debt, accrued interest and rights to contingent interest for equity in AmerAlia and/or its subsidiaries.  If completed, these transactions will substantially remove much of the Company’s debt and most of the Company’s obligations except for normal trade creditors.  The latest development in these discussions is reported in Note 8 - “Subsequent Events”.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish these plans.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Index

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007

NOTE 3 -	OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS

During the six months ended December 31, 2007, the Company granted options to purchase 187,500 shares of AmerAlia common stock.  Under the shareholder approved 2001 Directors’ Incentive Plan, each director (who is not an employee or officer) is granted an option to purchase 75,000 shares when joining the Board of Directors.  In addition, options to purchase 37,500 shares are granted to each such director sitting at July 1 of each year.  The exercise price for these options is the average market price during the month preceding each grant date, and the options have a three-year term.  All options under this plan are exercisable six months after the date of grant.

As a result of applying SFAS No. 123(R) to these stock options granted to board members, the Company recorded an expense of $66,592 for the six months ended December 31, 2007.  This expense is included in the general and administrative amount of the statement of operations.   Under FASB Statement 123, the Company estimates the fair value of each stock option award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: dividend yield of zero percent for all years; expected volatility of 165.59%, risk-free interest rate of 4.50 percent and expected life of 3.0 years.

A summary of the status of the Company’s stock options and warrants as of June 30, 2007 and changes during the six months ended December 31, 2007 is presented below:

		Weighted
	Options,	Average
	Warrants	Exercise
	and SARs	Price
Outstanding June 30, 2007	3,615,000	$0.96
Granted	187,500	$0.40
Expired/Cancelled	-	-
Exercised	-	-
Outstanding December 31, 2007	3,802,500	$0.93

The following summarizes the exercise price per share and expiration date of the Company's outstanding options and warrants to purchase common stock at December 31, 2007:

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

NOTE 5 -	RELATED PARTY TRANSACTIONS

Effective as of October 31, 2007, Sentient USA Resources Fund, LP (“Sentient I”) acquired from NSI its $750,000 Series A Secured debenture and accrued interest of $271,215.75.

Index

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007

NOTE 6 -	NEW ACCOUNTING PRONOUNCEMENTS

During the quarter ended December 31, 2007 and subsequently, the FASB has issued a number of financial accounting standards, none of which did, or are expected to, have a material impact on the Company’s results of operations, financial position, or cash flows, with exception of:

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

FAS 141 (Revised December 2007).  The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  To accomplish that, this Statement establishes principles and requirements for how the acquirer:
a)	recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree
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

NOTE 7 -	INCOME TAXES

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2004.

As of December 31, 2007, the IRS has not proposed any adjustments to any of the Company’s tax positions.  If adjustments are proposed, management will evaluate those proposed adjustments to determine if it agrees.  The Company does not anticipate any adjustments would result in a material change to its financial position, given the amount of its net operating loss carry-forward.

The Company adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, on July 1, 2007.  The Company did not record any amounts as a result of the implementation of FIN 48.

Included in the balance at December 31, 2007 are nominal amounts of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the three and six months ended December 31, 2007 and 2006, the Company did not recognize any interest or penalties.  The Company does not have any interest and penalties accrued at December 31, 2007, and June 30, 2007.

Index

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007

NOTE 8 -	SUBSEQUENT EVENTS

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

In May, 2008 Sentient I loaned AmerAlia $465,000 for the purpose of contributing capital to NSHI which, in turn contributed $465,000 to NSI as its proportionate share of $1 million for well field development expenditures.  The loan is at 6% interest and is due October 31, 2008.  The principal and interest is convertible to shares of AmerAlia common stock at 36 cents per share.

In June, 2008 AmerAlia issued Sentient III a promissory note for $300,000 for approved working capital purposes.  AmerAlia has drawn $283,000 to pay various expenses and creditors. The loan is at 6% interest and is due October 31, 2008.

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

In September 2008 AmerAlia, Inc. entered into a restructuring agreement with the Sentient Entities.   AmerAlia and Sentient expect to complete the restructuring late in October.  They expect AmerAlia will become substantially debt free and own 18% of its subsidiary NSHI.  Sentient will exchange all its existing loans to NSHI and its 53.5% ownership of NSI for the other 82% of NSHI.  NSHI will then own all of NSI, the operating subsidiary.  The NSHI board of directors will comprise representatives from Sentient, AmerAlia and management.

Sentient will also convert loans into shares of AmerAlia common stock and will purchase additional shares.  AmerAlia creditors will be offered shares to settle their obligations at $0.36 per share, the same price that Sentient is paying to exchange loans it has recently made to AmerAlia.  AmerAlia and Sentient intend that AmerAlia will have cash reserves of approximately $4 million for working capital and investment in NSHI after the restructuring is completed.  AmerAlia’s further investment in NSHI will be matched by additional investment from Sentient in proportion to its ownership.  The shareholders intend that NSHI will have up to $16 million available to invest in further development of NSI.  In addition, Sentient is expected to own approximately 55% to 77% of AmerAlia’s common stock depending on the election of other creditors to subscribe for AmerAlia common stock.

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

The recovery of sodium products from our leases is governed by a BLM approved mine plan and we have authority to recover up to 638,000 tons of sodium bicarbonate from our existing cavities.  The BLM has also authorised recovery of up to 320,000 tons of sodium bicarbonate from our new cavity. Our new well cost an estimated $1,000,000 to complete.  Subject to obtaining financing we intend to obtain approval to drill another new production cavity in accordance with the mine plan to further support our plans to expand production capacity and to ensure a continuous supply of high quality brine to the plant.  Our objective is to further increase our production capacity to support our growing sales.

In addition to the development of our sodium bicarbonate business, we have acquired and developed significant water rights.  The water rights are used in the operation of the sodium bicarbonate business.  NSI has entered into an agreement to sell up to one hundred and twenty (120) acre feet of water per year to Shell Frontier Oil & Gas, Inc. through December 31, 2011, with specific options for renewal.  We continue to develop the water rights and evaluate the use of the water rights.

Our sodium leases are situated in an area that is receiving extensive interest and publicity for the prospective development of its oil shale resources.  NSI does not own rights to the oil shale but intends to apply for a lease to extract oil shale if appropriate regulations are promulgated and approved by the federal government.

Our gross revenue of $4,308,294 for the December 2007 quarter was 0.9% higher than the $4,270,712 earned in the comparable quarter in the previous year, due to higher sales prices but slightly lower tonnages of 25,700 tons in the December 207 quarter compared with 25,909 in the comparable quarter last year, a 0.8% decrease.  Cost of goods sold of $3,754,237 in the December 2007 quarter was 5.9% higher than the comparable period’s $3,546,328 primarily as a result of higher maintenance expenditures.  The resulting gross profit of $554,057 in the December 2007 quarter represented a 23.5% decrease on the comparable period’s gross profit of $724,384 in 2006.  General and administrative expenses were 14.2% higher in the December 2007 quarter than the comparable period in 2006; $228,089 in the December 2007 quarter compared with $199,783 in 2006 due to the inclusion of independent contractor costs.  However, depreciation, amortization and accretion expenses were 39.3% higher at $466,106 in the December 2007 quarter compared with $334,561 in 2006 because during the December quarter we recognised higher amortization costs of our well field capital expenditures as a result of amortising expenditures previously classified as construction in progress that have since been placed in service.  Consequently, the loss from operations of $140,138 in the December 2007 quarter represented a $330,178 decrease over the comparable period’s income of $190,040 in 2006.  Interest expense decreased 29.0% to $1,014,866 in the December 2007 quarter from $1,430,231 in 2006 primarily due to conversion of the Series B2 debentures to equity in May 2007.  The resulting net loss after deducting a minority interest of $12,676 was $1,140,857 in the December 2007 quarter compared with a loss of $1,237,595 in 2006, a decrease of 7.8% for the comparable period.

Index

AMERALIA, INC.

Our gross revenue of $8,521,005 for the six months ending December 2007 was 3.3% higher than the $8,251,600 earned in the comparable six months in the previous year, due to higher sales prices and higher tonnages of 50,566 tons in the December six months compared with 49,834 last year, a 1.5% increase.  Cost of goods sold of $7,195,957 in the December six months was 0.1% lower than the comparable period’s $7,201,709 in 2006.  The resulting gross profit of $1,325,048 in the December six months represented a 26.2% increase on the comparable period’s gross profit of $1,049,891 in 2006.  General and administrative expenses were 2.2% lower than the comparable period; $503,516 in the December six months compared with $514,680 in 2006.  However, depreciation, amortization and accretion expenses were 29.3% higher at $820,704 in the December six months compared with $634,687 in 2006 as discussed above.  Consequently, our amortization expense was approximately $100,000 higher for the December 2007 quarter than it was for the September 2007 quarter.  The profit from operations of $828 in the December six months represented a $100,304 increase over the comparable period’s loss of $99,476 in 2006.  Interest expense decreased 30% to $1,996,468 in the December six months from $2,851,564 in 2006 primarily due to the conversion of the Series B2 debentures to equity in May 2007.  As discussed below, our obligation to the Bank of America was repaid by the Mars Trust under its guaranty obligation. As this was the result of related party transactions we have recorded the gain of $9,938,022 as a contribution to additional paid in capital.  The resulting net loss after deducting a minority interest of $163,605 was $2,156,544 in the December six months compared with a loss of $2,944,960 for the comparable period in 2006, a decrease of 26.8%.

Liquidity and Capital Resources

As reported previously in various filings, the Sentient Entities converted their working capital loans and Series B2 debentures into ownership of 53.5% of the equity of NSI in May 2007.  As reported, in August 2007 another Sentient affiliate (“Sentient II”) acquired from the Mars Trust all of the Mars Trust’s AmerAlia shares, debt securities and contractual obligations and rights.  Thus Sentient II replaced the Mars Trust as our major shareholder.  A condition of the purchase was that the Mars Trust pay our debt and interest obligation to the Bank of America of approximately $10 million as required under a guaranty agreement between us and the Mars Trust.  Consequently, Sentient II acquired the right under the guaranty agreement to make a claim for indemnification against us for those monies paid by the Mars Trust to the Bank of America.

During the six months ended December 31, 2007 we increased our accrued expenses due to related parties by $1,471,789, interest payable by $355,276, reduced inventory by $707 and, as discussed above, raised $350,000 through issuing a promissory note to Sentient II, $1,021,216 through the sale of a debenture and accrued interest to Sentient I and increased our factoring facility with the Wells Fargo Bank by $960,480 to place that amount on deposit to secure our bonding arrangements.  We utilised our funds to increase other deposits and prepaid expenses by $180,145, decrease other accrued expenses by $142,734, increased accounts receivable by $105,706, paid creditors $1,220,302, applied payments of $141,547 to our cavities development and $90,313 to equipment purchases, reduced our capital leases by $28,198, our bank overdraft by $2,001 and repaid other loans by $42,450.  The net increase in cash for the six months was $138,535.

In addition, we have since agreed to some interim arrangements with various Sentient funds:

•
Effective as of March 31, 2008, Sentient Global Resources Fund III LP (“Sentient III”) purchased AmerAlia’s rights to outstanding interest due on its Series A Secured 10% Debentures for $1,406,875. AmerAlia used these funds to pay some of the outstanding interest owed to the holders of its Series A Debenture Secured promissory notes.  Sentient III also acquired Sentient I’s rights to interest owed on its Series A debentures, including the interest due on the debenture previously owned by NSI, for $2,076,334.20.  We received these funds in May.

Index

AMERALIA, INC.

•
In May 2008 Sentient I loaned AmerAlia $465,000 for the purpose of contributing capital to NSHI which, in turn, contributed $465,000 to NSI as its proportionate share of $1,000,000 raised by NSI for well field development expenditures.

•
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

As we have indicated in our recent filings, now that we have filed our annual report on Form 10-KSB for the year ended June 30, 2007, we have been holding discussions with Sentient and various creditors with a view to recapitalizing the company.  The result of these discussions is an agreement to restructure our debt and equity pursuant to a Restructuring Agreement that we have entered into along with our executive officers, Mr Bill H. Gunn and Mr. Robert van Mourik, with the Sentient Entities.  A comprehensive review of this agreement which is scheduled for closing, subject to conditions,  on October 27, 2008 is included in our recent filing on Form 8-K dated September 25, 2008.

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

Index

AMERALIA, INC.

ITEM 3:	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 and Item 307 of Regulation S-B we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer who concluded that our disclosure controls and procedures are not effective.

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

Throughout 2006 and 2007 we have experienced difficulties in retaining qualified accounting professionals to supervise our accounting functions at NSI resulting in our engaging an external contractor in November 2007 with adequate resources and qualifications to fulfill that role.  A lack of financial resources and personnel has also caused insufficient segregation of duties and an inability to properly record transactions and ensure the accuracy of our financial reports without requiring additional analyses and other post-closing procedures and compliance with generally accepted accounting principles.  These difficulties also contributed to our failure to complete audits of our financial statements and the timely filing of our SEC reports.  In response to these material weaknesses we have been strengthening our accounting functions since July 2008 and have been providing additional resources for their operation.  There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Of the cases in which Natural Soda Inc. has filed a statement of opposition the principal one is the objection to Shell Frontier Oil & Gas, Inc.’s application to move a water right from a tributary of the White River to a point on the White River lower down river than the off take point for Natural Soda, Inc.’s White River direct pumping right. If Shell were to be successful in their application it might adversely impact the value of our White River rights. We intend to vigorously oppose this move.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2008 we issued 59,070 shares to non-executive directors pursuant to the net exercise provisions of their option agreements.

On July 1, 2008 we granted options to acquire 187,500 shares of our restricted common stock at $0.88 per share until June 30, 2011 to our non-executive directors in accordance with the requirements of the Non-Executive Directors Option Plan.

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

Date: October 3, 2008	AMERALIA, INC.

	By:	/s/ Bill H Gunn
Bill H. Gunn, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AmerAlia and in the capacities and on the dates indicated.

/s/ Bill H. Gunn	Chairman, President and Director	Date: Oct. 3, 2008
Bill H. Gunn	(Principal Executive Officer)

/s/ Robert van Mourik	Executive Vice President, Chief Financial	Date: Oct. 3, 2008
Robert C. J. van Mourik	Officer, Secretary, Treasurer and Director
(Principal Financial and Accounting Officer)