Form 10QSB
period 2008-03-31
AMERALIA INC
filed 2008-10-15
CIK 811419

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2008
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
Yes ☒   No ☐

As of October 10, 2008, the number of shares outstanding of the company's $.01 par value common stock was 18,700,707.

AMERALIA, INC.

Index

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

	March 31, 2008	June 30, 2007
	(Unaudited)	(Audited)

CURRENT ASSETS
Cash	$4,402	$10,968
Accounts receivable, net	3,110,845	2,896,131
Inventories	1,096,314	870,672
Prepaid expenses	493,325	294,891
Total Current Assets	4,704,886	4,072,662

FIXED ASSETS
Property plant and equipment, net	9,633,306	10,006,384
Cavities and well development, net	5,008,395	5,296,943
Mineral leases	4,167,471	4,167,471
Total Fixed Assets	18,809,172	19,470,798

OTHER ASSETS
Water rights	3,150,582	3,150,582
Patents	27,193	30,545
Well and well development RSL	595,000	595,000
Engineering drawings	1,876,000	1,876,000
Equipment held and not yet placed in service	3,197,842	3,197,842
Deferred financing and acquisition costs	780,560	809,793
Rock School Lease and reserves	3,300,000	3,300,000
Deposits and bonds	13,000	16,000
Restricted funds	1,095,343	134,863
Total Other Assets	14,035,520	13,110,625

TOTAL ASSETS	$37,549,578	$36,654,085

The accompanying notes are an integral part of these consolidated financial statements.

Index

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	March 31, 2008	June 30, 2007
	(Unaudited)	(Audited)

CURRENT LIABILITIES
Accounts payable	$2,526,181	$3,443,649
Bank overdraft	6,935	3,017
Royalties payable	914,598	871,789
Accrued expenses	1,427,107	1,625,992
Accrued expenses due to related parties	45,923,051	2,180,011
Current portion of notes payable to related parties	22,896,787	5,430,255
Notes payable, current portion	7,251,840	32,514,540
Capital leases payable	60,140	55,847
Interest payable	2,065,021	5,515,331
Total Current Liabilities	83,071,660	51,640,431

LONG TERM LIABILITIES
Notes payable	21,222	18,681
Capital lease obligations	19,061	64,058
Asset retirement obligations	887,860	898,000
Total Long Term Liabilities	928,143	980,739

TOTAL LIABILITIES	83,999,803	52,621,170

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	15,310,854	15,183,822

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.05 par value; 1,000,000 authorized; 82 issued and outstanding	4	4
Common stock, $0.01 par value; 100,000,000 shares authorized; 17,239,437 issued and outstanding	172,394	172,394
Additional paid-in capital	37,721,165	27,716,551
Accumulated deficit	(99,654,642)	(59,039,856)
Total Stockholders' Equity (Deficit)	(61,761,079)	(31,150,907)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,549,578	$36,654,085

The accompanying notes are an integral part of these consolidated financial statements.

Index

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months ended March 31,
	2008	2007

REVENUES	$4,847,006	$4,414,388

COST OF GOODS SOLD	4,317,371	4,311,922

GROSS PROFIT	529,635	102,466

EXPENSES
General and administrative	214,363	238,290
Depreciation and amortization expense	479,356	312,938

Total Expenses	693,719	551,228

LOSS FROM OPERATIONS	(164,084)	(448,762)

OTHER INCOME (EXPENSE)
Interest income	693	476
Other income	16,000	-
Interest expense	(38,347,424)	(1,384,097)

Total Other Income (Expense)	(38,330,731)	(1,383,621)

LOSS BEFORE MINORITY INTEREST AND INCOME TAX EXPENSE	(38,494,815)	(1,832,383)

Minority interest in net loss of subsidiary	36,573	-

LOSS BEFORE INCOME TAX EXPENSE	(38,458,242)	(1,832,383)

Income tax expense	-	-

NET LOSS	$(38,458,242)	$(1,832,383)

BASIC LOSS PER SHARE	$(2.23)	$(0.11)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,239,437	17,239,437

The accompanying notes are an integral part of these consolidated financial statements.

Index

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Nine Months ended March 31,
	2008	2007

REVENUES	$13,368,011	$12,665,988

COST OF GOODS SOLD	11,513,328	11,513,631

GROSS PROFIT	1,854,683	1,152,357

EXPENSES
General and administrative	717,879	752,970
Depreciation and amortization expense	1,300,060	947,625

Total Expenses	2,017,939	1,700,595

LOSS FROM OPERATIONS	(163,256)	(548,238)

OTHER INCOME (EXPENSE)
Interest income	3,394	1,877
Other income	16,000	4,679
Interest expense	(40,343,892)	(4,235,661)

Total Other Income (Expense)	(40,324,498)	(4,229,105)

LOSS BEFORE MINORITY INTEREST AND INCOME TAX EXPENSE	(40,487,754)	(4,777,343)

Minority interest in net profit of subsidiary	(127,032)	-

LOSS BEFORE INCOME TAX EXPENSE	(40,614,786)	(4,777,343)

Income tax expense	-	-

NET LOSS	$(40,614,786)	$(4,777,343)

BASIC LOSS PER SHARE	$(2.36)	$(0.28)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,239,437	17,239,437

The accompanying notes are an integral part of these consolidated financial statements.

Index

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity (Deficit)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit

Balance, June 30, 2007	82	$4	17,239,437	$172,394	$27,716,551	$(59,039,856)

Fair value of options granted (unaudited)	-	-	-	-	66,592	-

Gain on settlement of related party debt (unaudited)	-	-	-	-	9,938,022	-

Net loss for the nine months ended March 31, 2008 (unaudited)	-	-	-	-	-	(40,614,786)

Balance, March 31, 2008 (unaudited)	82	$4	17,239,437	$172,394	$37,721,165	$(99,654,642)

The accompanying notes are an integral part of these consolidated financial statements.

Index

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(40,614,786)	$(4,777,343)
Adjustments to reconcile net loss to net cash used by operating activities:
Fair value of options granted	66,592	46,875
Depreciation and amortization	1,300,060	947,625
Minority interest in net income	127,032	-
Change in Operating Assets and Liabilities:
(Increase) decrease in restricted funds	(960,480)	-
(Increase) decrease in accounts receivable	(227,668)	(636,477)
(Increase) decrease in inventory	(225,642)	22,460
(Increase) decrease in prepaid expenses	(198,434)	(11,704)
(Decrease) in accounts and royalties payable	(936,958)	(413,469)
Increase in accrued expenses due to related parties	39,571,566	2,833,850
Increase in accrued expenses	(198,885)	1,037,916
Increase in interest payable	532,920	695,047

Net Cash (Used in) Operating Activities	(1,764,683)	(255,220)

CASH FLOWS FROM INVESTING ACTIVITIES

Cavities and well development	(335,312)	(166,916)
Purchase of property and equipment	(147,689)	(212,189)

Net Cash (Used in) Investing Activities	(483,001)	(379,105)

CASH FLOWS FROM FINANCING ACTIVITIES

(Payments on) Proceeds from bank overdraft	3,918	49,631
Payments on capital leases	(40,704)	(6,955)
Proceeds from sale of debenture and accrued interest	1,021,216	-
Proceeds from notes payable	960,480	6,135
Payments on debt	(53,792)	-
Proceeds from related party notes payable	350,000	519,872

Net Cash Provided by Financing Activities	2,241,118	568,683

NET INCREASE (DECREASE) IN CASH	(6,566)	(65,642)

CASH AT BEGINNING OF PERIOD	10,968	176,224

CASH AT END OF PERIOD	$4,402	$110,582

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes	$-	$-
Interest	$392,735	$340,367

Index

AMERALIA, INC.
Notes to the Consolidated Financial Statements
March 31, 2008

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements present the consolidated financial position, results of operations and cash flows of AmerAlia, its wholly owned subsidiary, NSHI and its 46.5% owned subsidiary, NSI.  Collectively, they are referred to herein as “the Company”.  Although AmerAlia’s ownership interest in NSI is less than 50% as discussed and disclosed in our recent annual report on Form 10-KSB, the financial position, operations and cash flows of NSI have been included in the consolidated financial statements primarily because NSI represents AmerAlia’s principal business activity; the management and oversight of NSI and it’s operations remain unchanged under the direction of the officers and directors of AmerAlia; and consolidation of NSI is more informative to the reader of the consolidated financial statements.  The “Minority Interest” ownership of the Sentient Entities in NSI has been reflected separately in the consolidated balance sheet along with its “Minority Interest” share of income from operations for the period May 30, 2007 through March 31, 2008.  All material inter-company accounts and transactions have been eliminated in the consolidation accounts.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements should be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its Annual Report on Form 10-KSB for the year ended June 30, 2007.  Operating results for the three months and nine months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008.   Operating results for the three months and nine months ended March 31, 2007 have been reclassified to ensure presentation consistent with reported results for the three months and nine months ended March 31, 2008.

NOTE 2 -	GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in the financial statements, the Company has an accumulated deficit of approximately $99 million as of March 31, 2008. The Company has not yet established revenues from operations sufficient to cover its operating costs, which creates doubt as to whether it can continue as a going concern.

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

Index

AMERALIA, INC.
Notes to the Consolidated Financial Statements
March 31, 2008

NOTE 3 -	OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS

During the nine months ended March 31, 2008, the Company granted options to purchase 187,500 shares of AmerAlia common stock.  Under the shareholder approved 2001 Directors’ Incentive Plan, each director (who is not an employee or officer) is granted an option to purchase 75,000 shares when joining the Board of Directors.  In addition, options to purchase 37,500 shares are granted to each such director sitting at July 1 of each year.  The exercise price for these options is the average market price during the month preceding each grant date, and the options have a three-year term.  All options under this plan are exercisable six months after the date of grant.

As a result of applying SFAS No. 123(R) to these stock options granted to board members, the Company recorded an expense of $66,592 for the nine months ended March 31, 2008.  This expense is included in the general and administrative amount of the statement of operations.   Under FASB Statement 123, the Company estimates the fair value of each stock option award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: dividend yield of zero percent for all years; expected volatility of 165.59%, risk-free interest rate of 4.50 percent and expected life of 3.0 years.

A summary of the status of the Company’s stock options and warrants as of June 30, 2007 and changes during the six months ended March 31, 2008 is presented below:

	Options, Warrants and SARs	Weighted Average Exercise Price
Outstanding June 30, 2007	3,615,000	$0.96
Granted	187,500	$0.40
Expired/Cancelled	-	-
Exercised	-	-
Outstanding March 31, 2008	3,802,500	$0.93

The following summarizes the exercise price per share and expiration date of the Company's outstanding options and warrants to purchase common stock at March 31, 2008:

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
Notes to the Consolidated Financial Statements
March 31, 2008

NOTE 5 -	RELATED PARTY TRANSACTIONS

Effective as of October 31, 2007, Sentient USA Resources Fund, LP (“Sentient I”) acquired from NSI its $750,000 Series A Secured debenture and accrued interest of $271,215.75.

While we did not receive the funds until May 2008 but effective as of March 31, 2008, Sentient Global Resources Fund III LP (“Sentient III”) purchased AmerAlia’s rights to outstanding interest due on its Series A Secured 10% Debentures for $1,406,875. AmerAlia used these funds for the purpose of paying some of the outstanding interest owed to the holders of its Series A Debenture Secured promissory notes.  Sentient III also acquired Sentient I’s rights to interest owed on its Series A debentures, including the interest due on the debenture previously owned by NSI, for $2,076,334.20.

Sentient I holds Series B1 debentures issued by NSHI.  A provision of the terms of the debentures is that they have a right to earn “Contingent Interest” which means a payment of additional interest, which when added to the other payments of principal and interest on the Debentures held by Sentient I , could provide Sentient I with an internal rate of return of 34.8766% per annum compounded annually, using February 23, 2003 as the commencement date.  Contingent interest shall be paid on the amounts represented by the Series B1 debentures to Sentient I on the maturity date of the Series B1 debentures.  The maturity date was February 19, 2008.  Accordingly, the Company has recognised an obligation to pay $37,326,446 in contingent interest as at March 31, 2008.  As discussed in Note 8, AmerAlia has entered into a restructuring agreement with the Sentient Entities.   Under this agreement, if it closes, Sentient will exchange all its existing loans to NSHI including accrued interest and contingent interest and its 53.5% ownership of NSI for the other 82% of NSHI.

NOTE 6 -	NEW ACCOUNTING PRONOUNCEMENTS

During the quarter ended March 31, 2008 and subsequently, the FASB has issued a number of financial accounting standards, none of which did, or are expected to, have a material impact on the Company’s results of operations, financial position, or cash flows, with exception of:

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

Index

AMERALIA, INC.
Notes to the Consolidated Financial Statements
March 31, 2008

NOTE 7 -	INCOME TAXES (Continued)

As of March 31, 2008, the IRS has not proposed any adjustments to any of the Company’s tax positions.    If adjustments are proposed, management will evaluate those proposed adjustments to determine if it agrees.  The Company does not anticipate any adjustments would result in a material change to its financial position, given the amount of its net operating loss carry-forward.  The Company adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, on July 1, 2007.  The Company did not record any amounts as a result of the implementation of FIN 48.

Included in the balance at March 31, 2008 are nominal amounts of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.  The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the three and nine months ended March 31, 2008 and 2007, the Company did not recognize any interest or penalties.  The Company does not have any interest and penalties accrued from income taxes at March 31, 2008, and June 30, 2007.

NOTE 8 -	SUBSEQUENT EVENTS

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

In September 2008 AmerAlia entered into a restructuring agreement with the Sentient Entities.   AmerAlia and Sentient expect to complete the restructuring late in October.  They expect AmerAlia will become substantially debt free and own 18% of its subsidiary NSHI.  Sentient will exchange all its existing loans to NSHI and its 53.5% ownership of NSI for the other 82% of NSHI.  NSHI will then own all of NSI, the operating subsidiary.  The NSHI board of directors will comprise representatives from Sentient, AmerAlia and management.

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

Our objective is to be a profitable natural products company through our ownership of natural sodium leases and water rights.  We currently produce various grades of sodium bicarbonate recovered from our naturally occurring nahcolite resource using solution mining.  Our efforts to improve our business performance are based on our three objectives of being a low cost producer of all grades of sodium bicarbonate, increasing our market penetration of the North American market and increasing the price at which we sell our product.  We believe that NSI is now the second largest supplier of sodium bicarbonate in North America.  We consider that while we have demonstrated progress toward these objectives, we have not yet achieved our full capabilities.  We have invested heavily in our production capacity, particularly our cavities which are the source of both our natural sodium bicarbonate and our strategic low cash cost of production advantage over our competitors.

It is now five years since we acquired the majority of our assets and four years since we concluded our financing arrangements with the Sentient Entities.  In that time we have accomplished much to develop our business.  Fiscal year 2004 was the first complete fiscal year of our ownership.  Our annual sales in tonnages and gross revenues have grown as shown in the following tables:

Fiscal Year	Sales (tons)	% Change on prior FY
2004	84,103
2005	85,038	+ 1.1
2006	88,910	+ 4.6
2007	101,970	+14.7

Calendar Year	Sales (tons)	% Change on prior CY
2004	79,313
2005	87,746	+10.6
2006	94,858	+ 8.1
2007	102,702	+ 8.3

Fiscal Year	Gross Revenues ($)	% Change on prior FY
2004	12,609,041
2005	14,141,500	+ 12.2
2006	15,293,688	+ 8.1
2007	16,951,997	+ 10.8

Index

AMERALIA, INC.

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

The recovery of sodium products from our leases is governed by a BLM approved mine plan and we have authority to recover up to 638,000 tons of sodium bicarbonate from our existing cavities.  The BLM has also authorised recovery of up to 320,000 tons of sodium bicarbonate from our new cavity, 7H, which cost an estimated $1,000,000 to complete.  Subject to obtaining financing, we intend to obtain approval to drill another new production cavity in accordance with the mine plan to further support our plans to expand production capacity and to ensure a continuous supply of high quality brine to the plant.  Our objective is to further increase our production capacity to support our growing sales.

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

Our sodium leases are situated in an area that is receiving extensive interest and publicity for the prospective development of its oil shale resources.  NSI does not own rights to the oil shale but intends to apply for a lease to develop the oil shale if appropriate regulations are promulgated and approved by the federal government.

Our gross revenue of $4,847,006 for the March 2008 quarter was 9.8% higher than the $4,414,388 earned in the comparable quarter in the previous year, due to higher sales prices but slightly lower tonnages of 26,143 tons compared with 26,705 last year, a 2.1% decrease.  Cost of goods sold of $4,317,371 in the March quarter was nearly equal to the comparable period’s $4,317,371 in 2007.  The resulting gross profit of $529,635 in the March quarter represented a 416.9% increase on the comparable period’s gross profit of $102,466 in 2007.  General and administrative expenses were 10% lower than the comparable period; $214,363 in the March quarter compared with $238,290 in 2007 due to the absence of independent contractor costs previously incurred.  However, depreciation, amortization and accretion expenses were 53.2% higher at $479,356 in the March quarter compared with $312,938 in 2007 because during the December quarter we commenced recognizing higher amortization costs of our well field capital expenditures as a result of amortising expenditures previously classified as construction in progress that have since been placed in service.  Consequently, the loss from operations of $164,084 in the March quarter represented a 63.4% decrease over the comparable period’s loss of $448,762 in 2007.  Interest expense increased to $38,347,424 in the March quarter from $1,384,097 in 2007 primarily due to the recognition at maturity of the Series B1 debentures in February 2008 of an obligation to pay $37,326,446 in contingent interest.  We have not paid the contingent interest or repaid the Series B1 debentures, both of which obligations are due and payable.  However, if the restructuring agreement closes as expected, Sentient will exchange all of its existing loans to NSHI including its rights to accrued interest and contingent interest and its 53.5% ownership of NSI for the other 82% of NSHI.  The resulting net loss after recognizing a minority interest of $36,573 was $38,458,242 in the March quarter compared with a loss of $1,832,383 in 2007 for the comparable period in 2007.

Index

AMERALIA, INC.

Our gross revenue of $13,368,011 for the nine months ending March 2008 was 5.5% higher than the $12,665,988 earned in the comparable nine months in the previous year on similar tonnages due to higher sales prices; 76,709 tons compared with 76,539 last year, a 0.2% increase.  Cost of goods sold of $11,513,328 in the March nine months was nearly equal to the comparable period’s $11,513,631 in 2007.  The resulting gross profit of $1,854,683 in the March nine months represented a 60.9% increase on the comparable period’s gross profit of $1,152,357 in 2007.  General and administrative expenses were 4.7% lower than the comparable period; $717,879 in the March nine months compared with $752,970 in 2007 due to the absence of independent contractor costs previously incurred.  However, depreciation, amortization and accretion expenses were 37.3% higher at $1,300,060 in the March nine months compared with $947,625 in 2007 as discussed above.  Consequently, our amortization expense was approximately $110,000 higher for the March quarter than it was for the September quarter.  The loss from operations of $163,256 in the March nine months represented a 70.2% decrease over the comparable period’s loss of $548,238 in 2007.

Interest expense increased to $40,343,892 in the March nine months from $4,235,661 in 2007 primarily due to the recognition at maturity of the Series B1 debentures in February 2008 of an obligation to pay $37,326,446 in contingent interest.  We have not paid the contingent interest nor repaid the Series B1 debentures both of which obligations are due and payable.  As discussed above, we expect this obligation will be satisfied upon the closing of the restructuring agreement.  As discussed below, our obligation to the Bank of America was repaid by the Mars Trust under its guaranty obligation.  As this was the result of related party transactions we have recorded the gain of $9,938,022 as a contribution to additional paid in capital.  The resulting net loss after deducting a minority interest of $127,032 was $40,614,786 in the March nine months compared with a loss of $4,777,343 for the comparable period in 2007, an increase of 750%.

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

During the nine months ended March 31, 2008 we increased our accrued expenses due to related parties by $39,571,566, primarily due to increasing provisions for accrued interest and contingent interest due to related parties (as discussed above); interest payable by $532,920 and also, as discussed above, we raised $350,000 through issuing a promissory note to Sentient II, $1,021,216 through the sale of a debenture and accrued interest to Sentient I and increased our factoring facility with the Wells Fargo bank by $960,480 to place that amount on deposit to secure our bonding arrangements.  We increased our bank overdraft by $3,918.  We utilised our funds to increase other deposits and prepaid expenses by $198,434, other accrued expenses by $198,885, paid creditors $936,958, increased inventory by $225,642, increased accounts receivable by $227,668, applied payments of $335,312 to our cavities development and $147,689 to equipment purchases and reduced our capital leases by $40,704 and repaid other loans by $53,792.  The net decrease in cash for the nine months was $6,566.

Index

AMERALIA, INC.

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

As we have indicated in our recent filings, now that we have filed our annual report on Form 10-KSB for the year ended June 30, 2007, we have been holding discussions with Sentient and various creditors with a view to recapitalizing the company.  The result of these discussions is an agreement to restructure and debt and equity pursuant to a Restructuring Agreement that we have entered into along with our executive officers, Mr Bill H. Gunn and Mr. Robert van Mourik, with the Sentient Entities.  A comprehensive review of this agreement which is scheduled for closing, subject to conditions, on October 27, 2008 is included in our recent filing on Form 8-K dated September 25, 2008.  In summary, we expect that AmerAlia will become substantially debt free and own 18% of its NSHI.  Sentient will exchange all its existing loans to NSHI, including its rights to interest and contingent interest, and its 53.5% ownership of NSI for the other 82% of NSHI.  NSHI will then own all of NSI, the operating subsidiary.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934 and Item 307 of Regulation S-B we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer who concluded that our disclosure controls and procedures are not effective.

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

Throughout 2006 and 2007 we have experienced difficulties in retaining qualified accounting professionals to supervise our accounting functions at NSI resulting in our engaging an external contractor in November 2007 with adequate resources and qualifications to fulfill that role.  A lack of financial resources and personnel has also caused insufficient segregation of duties and an inability to properly record transactions and ensure the accuracy of our financial reports without requiring additional analyses and other post-closing procedures and compliance with generally accepted accounting principles.  These difficulties also contributed to our failure to complete audits of our financial statements and the timely filing of our SEC reports.  In response to these material weaknesses we have been strengthening our accounting functions since July 2008 and have been providing additional resources for their operation.  There has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

AMERALIA, INC.

PART II:	OTHER INFORMATION.

ITEM 1:	LEGAL PROCEEDINGS

NSI owns water rights located in the Piceance Creek, Yellow Creek and White River basins within Colorado.  NSI is involved in several cases pending in the District Court in and for Water Division No. 5 (“Water Court”).  The proceedings in Water Court pertain to applications for water rights filed by NSI and objections to water rights applications by third parties.  In addition, under Colorado law, the owner of conditional water rights must periodically file an application for determination of reasonable diligence in the development of the conditional water rights.  The proceedings pertaining to the conditional water right must be filed within six years following the determination by the Court regarding the prior proceeding, or the water right is considered abandoned.

NSI is the applicant in the following cases:  1998CW315, 2005CW41, 2006CW135, 2006CW136 and 2007CW91:

NSI has filed a statement of opposition in the following cases:  2003CW82–Exxon Mobile Corporation, 2003CW309–Encana Oil & Gas (USA), Inc., 2003CW318–Encana Oil & Gas (USA), Inc., 2004CW110–Shell Frontier Oil & Gas, Inc., 2005CW285–Exxon Mobile Corporation, 2005CW294–Exxon Mobile Corporation, 2006CW263–Exxon Mobile Corporation, 2006CW265–Exxon Mobile Corporation, 2007CW242–Puckett Land Company, 2007CW253–XTO Energy Inc. and 2007CW254–Williams Production RMT Company.

Of the cases in which NSI has filed a statement of opposition the principal one is the objection to Shell Frontier Oil & Gas, Inc.’s application to move a water right from a tributary of the White River to a point on the White River lower down river than the off take point for NSI’s White River direct pumping right. If Shell were to be successful in their application it might adversely impact the value of our White River rights. We intend to vigorously oppose this move.

Natural Soda Holdings and AmerAlia have received a final request for payment from the Minerals Management Service for claimed non-payment of royalties and late payment interest totaling $279,461.86.  The leases which are the subject of this demand are owned by NSI; not by NSHI or AmerAlia.  The claims for unpaid royalties concern the years 1993-2000 which predate NSI’s ownership of those leases.  We are appealing the request.

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

Date: October 10, 2008	AMERALIA, INC.

	By:	/s/ Bill H Gunn
Bill H. Gunn, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AmerAlia and in the capacities and on the dates indicated.

/s/ Bill H. Gunn	Chairman, President and Director	Date: Oct. 10, 2008
Bill H. Gunn	(Principal Executive Officer)

/s/ Robert van Mourik	Executive Vice President, Chief Financial	Date: Oct. 10, 2008
Robert C. J. van Mourik	Officer, Secretary, Treasurer and Director
(Principal Financial and Accounting Officer)