Form 10KSB
period 2008-06-30
AMERALIA INC
filed 2008-12-24
CIK 811419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark one)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended June 30, 2008
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No.  0-15474

AMERALIA, INC.
(Exact name of Company as specified in its charter)

Utah	87-0403973
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

9233 Park Meadows Dr, Suite 431, Lone Tree, Colorado 80124
(Address of Principal Executive Offices)

Company's telephone number, including area code:	(720) 876-2373

Securities registered under Section 12(b) of the Act:	None.
Securities to be registered under Section 12(g) of the Act:

Common Stock - $.01 Par Value
(Title of Class)

Check whether the issuer is not required to file reports under Section 13 or 15(d) of the Exchange Act.	☐
Note: Checking the box above will not relieve the registrant required to file reports under Section 13 or 15(d) of the4 Exchange Act from their obligations under those sections.
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)	Yes ☐ No ☒
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
☐
Revenues for the fiscal year ending June 30, 2008:	$17,947,800
As of December 1, 2008, the number of shares outstanding of the company's $.01 par value common stock was 54,110,318.
Aggregate market value of the voting and non-voting common equity held by non-affiliates of AmerAlia as of December 1, 2008 was approximately $9,006,506.  The estimate is based on the last sale price per share of $0.85 and 10,595,889 shares held by non-affiliates.

Documents incorporated by reference:  None other than those previously filed and referenced at Item 13.

Forward Looking Statements

The information in this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties regarding the intent, belief or current expectations of us, our directors or our officers.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks we outline from time to time in other reports we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Cautionary Note to US Investors - The United States Securities and Exchange Commission (SEC) limits disclosure for U.S. reporting purposes to mineral deposits that a company can economically and legally extract or produce. The reader is cautioned that the terms "resource," "indicated" and "inferred" are not terms recognized by SEC guidelines for disclosure of mineral properties.

PART I

ITEM 1.                      DESCRIPTION OF BUSINESS

(a)           Business Development

AmerAlia, Inc. was incorporated in Utah on June 7, 1983 as Computer Learning Software, Inc. and renamed AmerAlia, Inc. in January 1984.  When we use the term “we” or “AmerAlia” in this annual report, we are referring to AmerAlia, Inc. and Natural Soda Holdings, Inc. (“NSHI”), in which AmerAlia holds an 18% equity interest as of October 31, 2008.  We are also referring to Natural Soda, Inc. (“NSI”) which became a wholly owned subsidiary of NSHI on October 31, 2008 when we completed the first stage of a restructuring agreement with the Sentient Entities as defined and discussed more fully below.  Previously, NSI was a 46.5% owned subsidiary of NSHI, which was a wholly owned subsidiary of AmerAlia.  As part of the first closing of the restructuring agreement, AmerAlia received $5,500,000 of working capital from Sentient USA Resources Fund, L.P. (“Sentient”) in consideration for the issuance of equity in AmerAlia.  We used $3,998,344 to repay debt obligations. In the second closing, AmerAlia expects to receive approximately $4.3 million of working capital in consideration for the issuance of equity in AmerAlia.  We intend to complete the second closing following the filing of this Form 10-KSB and the Form 10-Q for the quarter ended September 31, 2008.  These transactions, including additional issues of equity at the first closing in settlement of debt obligations, are described more fully in Item 1 Section 5 below.

We own Bureau of Land Management (“BLM”) leases in Colorado covering very large deposits of naturally occurring sodium bicarbonate.  We also own various water rights and our sodium leases also cover deposits of oil shale to which we do not currently have access.  Our business is to produce and sell natural sodium bicarbonate, commonly known as baking soda, for use in a wide variety of products and activities and to profitably further utilize our natural resources.  Our immediate objective is to be a low cost producer of sodium bicarbonate and related products and to leverage that low cost advantage to achieve superior profit margins.

We own the largest BLM leases in the Piceance Creek Basin in northwest Colorado.  The Piceance Creek Basin contains the largest known deposits of naturally occurring sodium bicarbonate in the world.  Our leases are located near the depositional center of the Piceance Creek basin where the nahcolite beds are thickest and most concentrated. Consequently, we believe our deposits are unique and capable of producing sodium bicarbonate and related sodium products for many generations.

We have water rights in the Piceance Creek Basin, a part of the Colorado River drainage system.  These various rights allow us to draw up to a maximum of 108,812 acre feet (35.46 million gallons) annually and to store up to 7,980 acre feet of water.

As discussed below, deposits of oil shale lie below, above and are interspersed within the nahcolite contained within our sodium leases.  We do not have any rights to this resource but we plan to apply for leases to exploit all or part of this oil shale.  Shell Frontier Oil & Gas Co. (“Shell”) has three research, development and demonstration leases adjacent to our sodium leases.  A Shell fact sheet, “Shell Exploration & Production Technology - to secure our energy future – Mahogany Research Project” reports an estimated potential recovery rate of up to one million barrels of oil per surface acre.  We plan to independently determine possible recovery rates and, if it is economically feasible to do so, to develop a plan to recover oil from the resource contained within our sodium leases.

In 1989 we acquired an interest in, and subsequently, in 1992, acquired a BLM lease known as the Rock School lease in Rio Blanco County, Colorado.  In 2001, the BLM renewed the lease for a further ten years.  We have never produced sodium bicarbonate from the Rock School Lease.  The Rock School Lease is owned by NSHI and remains an untapped asset.

In February 2003 NSI, our then wholly owned subsidiary, successfully completed the acquisition of our operating assets from White River Nahcolite Minerals, LLC and IMC Chemicals Inc.   The acquisition of these operating assets was financed by a trust and a fund managed by Sentient Asset Management, an international private equity group specializing in the development of natural resources.  As discussed more fully below, these loans, along with equity in NSI and other obligations, were converted to equity of NSHI and AmerAlia in October 2008.

Figure 1: Natural Soda’s Plant Operations, Rifle, Colorado

In May 2007, these interests held by the trust and the fund were transferred to Sentient which then exercised its rights to exchange some of its debt securities issued by NSHI and NSI for 53.5% of the outstanding common stock of NSI.  At that time, AmerAlia owned all the outstanding stock of NSHI.  The various Sentient entities held a security interest in all the outstanding NSHI common stock and the NSI shares owned by NSHI as collateral for the repayment of its loans.

In August 2007, another Sentient affiliate, Sentient USA Resources Fund II (“Sentient II”), a Delaware limited partnership, acquired 7,929,820 shares of AmerAlia common stock from the Jacqueline Badger Mars Trust (the “Mars Trust”), our previous major shareholder, and also acquired additional debt securities previously due to the Mars Trust as well as contractual rights for indemnification to reimburse the Mars trust for its guaranty payments to the Bank of America.

In addition, Sentient II advanced a loan of $350,000 to AmerAlia in August 2007.  To provide us with additional interim funding, we agreed with the various Sentient funds:

1.	Effective as of October 31, 2007, Sentient acquired from NSI its $750,000 Series A Secured debenture and accrued interest of $271,215.75.
2.
Effective as of March 31, 2008, Sentient Global Resources Fund III LP (“Sentient III”) purchased AmerAlia’s rights to outstanding interest due on its Series A Secured 10% Debentures for $1,406,875. AmerAlia used these funds for the purpose of paying some of the outstanding interest owed to the holders of its Series A Debenture Secured Promissory Notes.  Sentient III also acquired Sentient’s rights to interest owed on its Series A debentures, including the interest due on the debenture previously owned by NSI, for $2,076,334.20; and

3.
In May 2008 Sentient loaned AmerAlia $465,000 for the purpose of contributing capital to NSHI which, in turn contributed $465,000 to NSI as its proportionate share of $1,000,000 raised by NSI for well field development expenditures.

4.
In June 2008, we issued another promissory note to Sentient III for $300,000 at 6% per annum interest repayable on July 31, 2008 to enable us to access funds to pay ordinary trade payables as approved by Sentient III.

In June 2008 we were also advised that Sentient III had acquired the promissory note for $1,200,000 we had issued to US Filter that had since been assigned to HPD, LLC (“HPD”).  As a material inducement to Sentient III to acquire the note, HPD agreed to provide Sentient III (or its nominee) with up to $600,000 of discounts on any contracts awarded by Sentient III or its nominee to HPD for the supply of equipment or services within a twelve month period of acquiring the note.

In this report we collectively describe Sentient, Sentient II and Sentient III as the “Sentient Entities”.  As discussed more fully in Item 1 Section 5 below, the loans, equity and other obligations of the Sentient Entities were contributed to Sentient which converted all these interests (except for its AmerAlia shares) into equity of NSHI and AmerAlia on October 31, 2008.

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

The geology of the Piceance Creek basin has been described and discussed in two reports.  In March 1983, Rex D. Cole, Ph.D. Consulting Geologist, Grand Junction, Colorado, issued a report “Geologic Framework of Federal Sodium Lease C-0118326, Piceance Creek Basin, Colorado”.  The lease to which Cole refers (C-0118326) is the Wolf Ridge lease, one of the four leases comprising the Wolf Ridge Mining Unit.  Since the preparation of this report we have gained extensive mining and geological experience with the resource, however, the Cole report remains a  credible general reference on the resource.  On Page 3 of “Summary and Conclusions” the report states “Total nahcolite resources for the lease area are between 6 and 8 billion tons.”  We own four sodium leases of which the Wolf Ridge lease is one; therefore, our holdings extend beyond the particular lease to which Cole refers. However, we believe that only a portion of the resource will be recoverable.

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

These documents prepared by independent parties indicate that we lease a substantial proportion of the largest known commercial deposits of nahcolite in the world.  Currently, we expect to produce approximately 100,000 tons per year from a resource that can fulfill all of our expected production needs into the foreseeable future.

Our leases are located near the depositional center of the Piceance Creek basin where the nahcolite beds are thickest with the highest concentration of nahcolite. The Wolf Ridge Mining Unit leases issued to NSI cover a total of 8,223 acres.  When combined with the Rock School lease issued to NSHI, we own leases covering a total of 9,543 acres.  The only other sodium leases issued by the BLM in the Piceance Creek basin, covering a total of 7,142 acres, are the Yankee Gulch lease, previously owned by American Soda and then owned by Solvay Chemicals (“Solvay”), and the Nielsen-Juhann-Hogle lease, now owned by Shell.  Solvay shut down the operations on its lease because it could not economically transport the recovered liquor to Parachute to produce sodium carbonate and sodium bicarbonate.  It has since sold its facilities located on the Yankee Gulch lease.

The Nielsen-Juhann-Hogle lease has not been permitted and would require a public filing of a mining plan, an environmental impact study and a series of public meetings to secure extensive government approvals before it can be brought into production.  It follows that we have the largest available resource of nahcolite in the Piceance Creek basin.

The Wolf Ridge leases contain the unique Boies Bed, an interval that, while variable, averages approximately 30 feet thick and contains over 65% nahcolite located at an approximate depth of 1,900 feet.  During the last fifteen years NSI and its predecessors have been solution mining nahcolite from horizontal cavities in the Boies Bed, the richest and most economically recoverable bed of nahcolite in the Piceance Creek basin.

Our operations to recover sodium products from these leases are governed by a BLM approved mine plan.  Currently, we are recovering sodium bicarbonate from three cavities for which we have authority, as of December, 2008, to recover up to approximately 300,000 tons of sodium bicarbonate.  From time to time the amount of the sodium bicarbonate in the brine and the recovery rate from the cavities can and do vary which can cause lower production rates.  To ensure a reliable supply of feed liquor we plan to install more cavities.  We discuss more fully our plans for these cavities below at “Production cavities and solution mining”.

Each of the four Wolf Ridge leases and the Rock School lease was renewed effective July 1, 2001 for a ten year term with a preferential right to subsequent renewals provided that sodium is being produced in paying quantities.  Under the unit agreement, production in paying quantities from one lease is sufficient to extend all four Wolf Ridge leases.  The leases bear a production royalty payable to the federal government of 2.0% of the gross value of the production exiting the processing plant.  Each of these leases contains covenants to protect the in situ oil shale, water, and historical resources. We believe BLM general practice is that the conduct of our activities will be sufficient to enable lease renewals.  In order to renew the Rock School lease we may have to undertake some additional development of that lease.

Our Processes & Strategic Advantage

Figure 3: A general illustration of the solution mining process

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

Currently, the oil shale in the Piceance Creek basin is the subject of considerable interest as a result of the recently increasing oil prices (although not presently sustained) and the need for the United States to become more self sufficient in energy and reduce its reliance on foreign energy sources.  This could open significant new markets for water and for an expanded range of natural sodium products.  If so, our proximity to the oil shale industry may become an advantage whereas our remoteness from some of our sodium bicarbonate customers has been a disadvantage.

2.     OUR SODIUM BICARBONATE BUSINESS

NSI conducts our sodium bicarbonate business.  As of October 31, 2008, NSI is a wholly-owned subsidiary of NSHI and AmerAlia owns 18% of the equity interest in NSHI.  Between May 2007 and October 31, 2008, NSHI owned 46.5% of the equity interest of NSI and NSHI was a wholly-owned subsidiary of AmerAlia.

The Plant

The 26,500 square foot processing plant located on one of the Wolf Ridge Leases consists of a single building with crystallizers, boilers, centrifuge, dryers and other equipment capable of producing various grades of sodium bicarbonate.  The plant has a name plate capacity of 125,000 tons per year.  In CY2007 it produced 99,000 tons. Until we attempt to obtain higher levels of production we will remain uncertain as to its actual capacity.  However, we intend to increase production capacity of the plant by an initial program of drilling more cavities and further improving the efficiency and output of the surface plant and facilities and then we intend to reengineer and expand the production capacity of the plant by a significant amount when such an expansion can be justified.

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

Production Cavities and Solution Mining

Sodium bicarbonate is produced from nahcolite recovered by solution mining underground cavities.  Solution mining requires pumping hot water into the nahcolite-bearing rock zone at a depth of approximately 1,900 feet.  The nahcolite dissolves and is pumped to the surface in near saturated solution known as a pregnant liquor and brought into the plant for the sodium bicarbonate to be crystallized, dried, graded and packaged or stored in bulk.  The spent liquor is reheated and recycled underground to continue the solution mining process. The dried sodium bicarbonate is then screened and stored for bulk sales or is bagged at the plant in 50 pound or 2,000 pound bags.  The plant is capable of producing all grades of sodium bicarbonate except that used for kidney dialysis.

As mentioned above, the recovery of sodium products from the sodium leases is governed by a BLM approved mine plan.  Sodium bicarbonate is presently being recovered from three cavities denominated as 5H, 6H and 7H for which we have authority to recover up to 300,000 tons of sodium bicarbonate.  Cavity 7H has an allocation of 175,000 tons but full extraction will be limited until full communication is established between injection and recovery wells in that cavity.  The 5H and 6H cavities are joined and share one injection well and two recovery wells while 7H has one injection and one active recovery well which we also use to recover from 6H.  At current production rates the plant will require two new cavities to be drilled within the next two years.

Historically, the plant has shipped up to approximately 55% of its production as bulk product and the remainder as bagged product.

There is no rail transportation to the plant.  Product that is to be shipped by rail must be transported by truck to a rail loading facility in Rifle, Colorado that is operated by a third party.

Marketing Arrangements

We sell animal feed grade product through five independent distributors.  The largest of these is Bunnett & Company of Austin, Texas which represents the largest part of our animal feed sales. The majority of our industrial and USP grade products is distributed by an agent, Vitusa Products, Inc. of Berkeley Heights, New Jersey.  Sales distributed through Bunnett & Company accounted for 33% of our sales revenues in the fiscal year ended June 30, 2008 and sales distributed through Vitusa Products accounted for 23% of our sales revenues during the same period.  A third distributor, Agri Dealers, Inc. of Louisville, Kentucky, an animal feed distributor, accounted for 10% of our sales revenues during the same period.  There are no other significant marketing relationships that constitute more than 10% of our sales.

We package product in various crystal sizes in 50 lb. bags, 2000 lb. “supersacks”, or in bulk and transport to our customers by truck or rail.  We sell most of our products throughout the United States, Canada and Mexico.

Our products have many uses and applications.  They include sales to the animal feed, industrial, food and pharmaceutical grade markets.  Sodium bicarbonate is used in baking products, personal care products including toothpaste and antacid remedies; household products including deodorizers, cleaning products, detergents, carpet cleaners, bath salts and cat litter.  Sodium bicarbonate is also used in industrial situations such as leather tanning, fire extinguishers, blast media and waste water treatment.

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

The market use is dominated by the food industry (baking soda) and animal nutrition (rumen buffer), accounting for a majority of the total market.  The remaining market is split between a variety of uses from pharmaceuticals, personal care (toothpaste), deodorizers, cleaning products, chemical, blasting media, etc.  Presently, NSI’s share of the animal feed and food segments is in line with its share of industry production capacity, however, it is significantly underrepresented in the specialty segments.

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
Sources: CEH Review; US Census Statistics

Competitive Advantage

Our principal competitors are Church & Dwight, manufacturers of the Arm & Hammer brand; FMC Corporation and Solvay.  We compete with them on the basis of service and price.

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

Sales and Revenue Performance

Fiscal year 2004 was the first complete fiscal year of our ownership of the plant.  Our annual sales in tonnages and gross revenues are shown in the following tables:

Fiscal	Sales (tons)	% Change
Year		on prior FY
2004	84,103
2005	85,038	+ 1.1
2006	88,910	+ 4.6
2007	101,970	+14.7
2008	101,614	- 0.4

Fiscal	Gross Revenues	% Change
Year	($)	on prior FY
2004	12,609,041
2005	14,141,500	+ 12.2
2006	15,293,688	+ 8.1
2007	16,951,997	+ 10.8
2008	17,947,800	+ 5.9

During calendar year 2007, and for some of 2008, sales were constrained by production interruptions and cavity limitations.  We now expect that the new cavity we have recently brought into production will improve our production and supply capability.  This performance is illustrated on a quarterly basis in the following graph.

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

On the basis of the Colorado River Compact of 1922, the Colorado River Basin is divided into the Upper Colorado River Basin and Lower Colorado River Basin at Lee’s Ferry just below the confluence of the Paria River and the Colorado River near the Utah-Arizona boundary.  The upper basin and the lower basin were each apportioned a consumptive use of 7.5 million acre feet of water annually, based on an assumption of 15 million acre feet of totally available water for the Colorado River.   The assumption was demonstrated to be an overestimate and reduced to 12 million acre feet in a hydrologic study by the Bureau of Reclamation (CWCB 2004).  In the Upper Colorado River Basin Compact of 1948, the water of the Upper Colorado River Basin was further allocated among the states of Arizona, Colorado, New Mexico, Utah, and Wyoming.  Arizona has a fixed allocation of 50,000 acre feet annually.  The remainder is shared by Colorado (51.75%), New Mexico (11.25%), Utah (23%), and Wyoming (14%).

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

Colorado operates under the “Prior Appropriation Doctrine” with respect to water rights.  The Prior Appropriation Doctrine essentially provides that any person or entity that diverts water and applies the water to beneficial use before another person or entity has the first and prior right to divert water under the water right.  The doctrine is also commonly known as the “First in Time – First in Right”.  To the extent that a water right was appropriated prior to another water right, the Prior Appropriation Doctrine provides that a senior water right is entitled to be fully satisfied before the junior water right is allowed to take any water.  The Colorado General Assembly requires the claimants of a water right to create documentary evidence by obtaining a decree from a court confirming the existence of the water right.

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

Under current operations, the water supply for the mining operations is provided by a single well.  The pumping of water from the well causes depletions to Piceance Creek and Yellow Creek.  Colorado law requires that depletions to Piceance Creek and Yellow Creek must be replaced with other water.  The Decree provides that senior water rights on Piceance Creek are used to replace the depletions to Piceance Creek and part of the depletions to Yellow Creek.  Hence in order to protect mining operations, it is necessary to maintain ownership of well water rights to supply mining operations and senior water rights to replace the depletions caused to Piceance Creek and Yellow Creek.  We have several different sources of water to replace the depletions to the streams.  Currently, our water requirements for our sodium operations are less than one cubic foot per second (“CFS”).

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

As we discussed in Item 1(a) “Business Development”, our total water rights exceed more than 100,000 acre feet per year.  We believe that these water rights can generate a future revenue stream and have increasing value, especially as any prospective development of the oil shale resources of the Piceance Creek Basin may require very large volumes of water.  It is our objective to develop and further utilize the water rights we own.

Agreement with Shell Frontier Oil & Gas, Inc.

NSI entered into a contract on January 29, 2007 with Shell, effective January 1, 2007, to sell up to 120 acre feet of water per year at a price equal to $8,146 per acre foot.  Shell has been awarded three 160 acre oil shale research and development leases by the Bureau of Land Management over land adjoining our sodium leases.  If Shell purchases any water, it will remove the water using water transport trucks or by constructing a pipeline at its own expense.

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

The agreement will be extended automatically for successive periods of five years although Shell may elect to terminate the agreement by providing written notice prior to the end of the initial term or each subsequent renewal date. Similarly, NSI can terminate the agreement by providing written notice on the same basis.  In addition, the agreement terminates if NSI ceases to have an interest in the sodium leases.  See Item 3 “Legal Proceedings” for additional information.  Our initial sales under this agreement have not been significant.

Appraisals

AmerAlia has previously obtained an independent appraisal of the value of the water rights, identifying a range of approximate aggregate value of $12 million to $16 million.  The current value of our rights is unknown.  The highest value component relates to the Wolf Ridge Reservoir and Pipeline Water rights.  These rights produce a large quantity of water that may be used for commercial purposes.  They could be separately developed and are not currently being used for mining purposes.  The market value of the Wolf Ridge Rights is a function of the amount of fully consumable water available under these water rights.  We have been advised that since this water can be used for industrial purposes, their value may be in the order of $3,000 to $4,500 per acre foot of fully consumable water.

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

4.           OUR OIL SHALE POTENTIAL

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

In 2006 the BLM issued five oil shale research leases adjacent to our sodium bicarbonate operations.  Three of these leases were issued to Shell, as mentioned above.  It is expected that the US Government will evaluate the results achieved by existing holders of these research leases before any commercial leases will be issued.

We intend to apply for an oil shale research lease or commercial oil shale lease covering a part or all of the areas contained within the boundaries of our sodium leases.  Commercial leases are not presently available from the Department of Interior, however, the department is drafting regulations that may permit multi mineral leasing and may enable us to apply for a research and/or a commercial lease.  When or if regulations are promulgated NSHI and NSI, either on their own or in conjunction with others, intend to apply for a commercial lease.  At present, the policy of the US Government and the lack of regulations preclude us from applying for an oil shale lease.

The contribution to world energy usage by oil shale is currently minimal compared to resources like coal and petroleum and there is no guarantee that oil can be economically recovered from oil shale.

5.           OUR FINANCING ARRANGEMENTS

Description of Long Term Financing Arrangement with the Sentient Entities

In connection with the purchase of our operating assets, on March 19, 2004 we entered into a long term financing arrangement with the Sentient Entities to replace the short term financing arrangement that had been in place since the purchase of our operating assets.  As part of the long term financing arrangement, NSHI issued substantial debt securities to AmerAlia, NSI and the Sentient Entities and preferred equity to AmerAlia.  As described below, all of these debt securities and preferred equity securities have been cancelled as part of the restructuring transaction which closed October 31, 2008.

Issuance of Debentures and Preferred Equity

Pursuant to the long term financing arrangement, NSHI issued the following debentures to the following entities:

•	$3,775,000 principal amount of Series A Secured 10% Debentures issued to AmerAlia
•	$5,000,000 principal amount of Secured Series A 10% Debentures issued to the Sentient Entities
•	$11,300,000 principal amount of Secured Subordinated Series B1 Debentures issued to the Sentient Entities
•	$9,700,000 principal amount of Secured Subordinated Series B2 Convertible Debentures issued to the Sentient Entities and
•	$12,000,000 of Unsecured Subordinated Series C Debentures issued to AmerAlia.

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

In addition, NSHI issued 4,949 shares of Series A Preferred Stock having a liquidation value of $4,949,000 to AmerAlia.

Subsequently, in addition to the financing agreements finalized in March 2004, the Sentient Entities provided a further $1 million working capital loan to NSI in November 2005.  In May 2007, in accordance with the terms of the loan, this loan and its accrued interest were converted into 4.5% equity interest in NSI.  Also, as discussed below, in May 2007 the Sentient Entities converted their B2 debentures into 49% of the equity of NSI thus increasing their ownership of NSI to 53.5%.

Description of the Debentures

The Series A Debentures were issued March 19, 2004 and were due September 30, 2005.  The interest rate was 10% per annum and the first interest payment was paid as required on June 30, 2004.  AmerAlia did not make any additional interest payments and such unpaid interest continued to accrue until the Series A Debentures were repaid in the restructuring transaction.  The Series A Debentures were senior to all other debentures and were collateralized by all of the assets of NSI and NSHI, as well as by all of NSHI’s common stock of NSI.  These assets also collateralized the Series B1 Debentures held and the Series B2 Debentures held by the Sentient Entities.

The Series B1 Debentures and Series B2 Debentures were subordinate to the Series A Debentures but ranked equally with the Series C Debentures with respect to all payments of principal and interest unless the Series B Debenture holders declared an event of default.  The Series B1 Debentures, Series B2 Debentures and Series C Debentures had the following interest rates:

Period	Interest Rate per Annum
March 19, 2004 – June 30, 2004	1.5%
July 1, 2004 – June 30, 2005	4.5%
July 1, 2005 – June 30, 2006	7.5%
July 1, 2006 – June 30, 2007	10.5%
July 1, 2007 – February 19, 2008	13.5%

The Series B1 Debentures had a right to earn “Contingent Interest” which means a payment of additional interest, which when added to the other payments of principal and interest on the debentures held by the Sentient Entities, provided the Sentient Entities with an internal rate of return of 34.8766% per annum compounded annually, using February 20, 2003 as the commencement date.  In addition to the quarterly payments of interest in accordance with the interest rate table above, a mandatory prepayment of principal of $4,029,760 was required on September 30, 2005.  This mandatory prepayment was not made as required.

The Series B2 Debentures had similar terms and conditions as the Series B1 Debentures except that the “Contingent Interest” internal rate of return was thirty percent (30%) per annum compounded annually commencing February 20, 2003.  The Sentient Entities also had an option to convert the Series B2 Debentures and their accrued interest and rights to contingent interest into 49% of the common stock of NSI.  They exercised this right in May 2007 at the same time they exercised their right to convert their $1 million loan and accrued interest into 4.5% of NSI’s capital.  Hence, the Sentient Entities owned 53.5% of NSI prior to October 31, 2008 and NSHI had no further obligation to pay contingent interest on the Series B2 Debentures.

The Sentient Entities also had the option to exchange the Series B1 Debentures into shares of AmerAlia common stock.  This right to exchange the Series B1 Debentures and the NSI common stock received upon the conversion of its Series B2 Debentures provided for the issuance to the Sentient Entities of AmerAlia common stock at a price equal to 85% of the market price for the AmerAlia common stock.

The Unsecured Subordinated Series C Debentures earned the same interest rate as the Series B1 Debentures and had the right to earn contingent interest up to a total internal rate of return of fifteen per cent (15%) per annum compounded annually, commencing February 20, 2003.  They ranked equally with the Series B1 Debentures with respect to all payments of principal and interest unless the Series B1 Debenture holders declared an event of default, in which case the Series B1 Debentures would be senior to and be repaid prior to the Series C Debentures.  The Series C Debentures had been pledged by AmerAlia to secure guarantees and loans as discussed below under “Other Loans” and in Item 12 at “Satisfaction of Bonding Requirements and Mars Trust Obligations.”

The Series B1 and B2 Debentures and the Series C Debentures had a provision that if NSHI sold NSI or substantially all of the assets of NSI in a trade sale, then the proceeds must be used to repay the Series A Debentures, then the Series B1 Debentures and then the Series C Debentures.

AmerAlia Funding

As part of the long term financing arrangement, AmerAlia raised $3,500,000 from a group of accredited investors through the issue of 10% promissory notes due September 30, 2005 (the “Notes”).  The Notes were secured by an equal value of NSHI Series A Debentures held by AmerAlia.

As discussed in Item 12 “Certain Relationships and Related Party Transactions”, these investors included  Karen O. Woolard, spouse of Robert C. Woolard, an AmerAlia director, James V. Riley, an AmerAlia director, and J. Jeffrey Geldermann who was elected a director on June 25, 2004.  Subsequently in fiscal year 2005, we raised a further $500,000 through the issue of additional Notes on the same terms as before to James V. Riley, J. Jeffrey Geldermann and affiliates of  Robert van Mourik and Bill H Gunn; all directors of the company.

Since September 2005 a penalty rate of interest of 15% has applied to the balance of principal and interest outstanding on all these Notes at that date.

Prior AmerAlia Obligations

As part of the long term financing arrangement, AmerAlia issued two promissory notes with an aggregate principal amount of $2,078,417.  These notes were secured by NSHI Series C Debentures held by AmerAlia with an aggregate principal amount of $2,078,417 and 359 shares of NSHI Series A Preferred Stock held by AmerAlia.  One of these promissory notes in an amount of $853,400, secured by $765,295 of Series C Debenture and 132 shares of NSHI Series A Preferred Stock, was issued to Mr. Robert C. Woolard now an AmerAlia director.  In May 2005, Mr Woolard assigned his rights to this debenture to the Karen O. Woolard Trust.

In addition, AmerAlia had a long term debt due to the Bank of America that was guaranteed by the Mars Trust.  The Mars Trust guaranty was secured by a Series C Debenture with a principal amount of $9,921,583 as discussed at Item 12 “Certain Relationships and Related Party Transactions”.  In August 2007, the Mars Trust fulfilled its obligations to the Bank of America under its guaranty and, as discussed at Item 12 at “Sentient Entities (now Sentient I), Sentient II and Sentient III”, Sentient II acquired from the Mars Trust its rights to indemnification under the guaranty agreement.

On February 21, 2003 we concluded a settlement agreement with U.S. Filter with respect to a Design/Build contract that included our issuing a promissory note for $1,200,000 to U.S. Filter.  This note was then assigned to HPD.

Recent AmerAlia Loans

In August 2007, Sentient II lent $350,000 to AmerAlia at 6% interest.  The loans and accrued interest were convertible into AmerAlia common stock at 36 cents per share.

We also agreed to some interim funding arrangements with the Sentient Entities:

1.	Effective as of October 31, 2007, Sentient acquired from NSI its $750,000 Series A Secured Debenture and accrued interest of $271,215.75 for $1,021,215.75.
2.
Effective as of March 31, 2008, Sentient III purchased AmerAlia’s rights to outstanding interest due on its Series A Debentures for $1,406,875. AmerAlia used these funds for the purpose of paying some of the outstanding interest owed to the holders of its Series A Debenture Secured promissory notes.  Sentient III also acquired Sentient I’s rights to interest owed on its Series A Debentures, including the interest due on the debenture previously owned by NSI, for $2,076,334.20; and

3.
Sentient loaned AmerAlia $465,000 for the purpose of contributing capital to NSHI which, in turn contributed $465,000 to NSI as its proportionate share of $1,000,000 raised by NSI for well field development expenditures.

4.	AmerAlia issued another promissory note to Sentient III for $300,000 at 6% per annum interest to enable us to access funds to pay ordinary trade payables as approved by Sentient III.

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

Restructuring Transaction

In September 2008 we issued 1,402,000 shares of restricted common stock to holders of Series C Debenture secured promissory notes in satisfaction and cancellation of such notes and accrued interest with a total value of $3,311,367.  One of the holders was the Karen O. Woolard Trust, a related party.

On September 25, 2008 AmerAlia, NSHI, NSI, Bill H. Gunn and Robert van Mourik, Directors and executive officers of AmerAlia (collectively the “AmerAlia parties”) entered into a Restructuring Agreement with the Sentient Entities.  On October 31, 2008 the AmerAlia Parties and the Sentient Entities completed an Amendment to the Restructuring Agreement.  As a result of the amendment, the restructuring transaction was divided into two closings.  In accordance with the amended agreement the first closing occurred as of October 31, 2008.  Prior to the first closing, the Sentient Entities transferred their various interests to Sentient.  In the first closing:

•
Sentient exchanged all its Series A Debentures and Series B1 Debentures, accrued interest and rights to contingent interest thereon, its one share of NSHI common stock and its 53.5% of the common stock of NSI for 82% of the issued common stock of NSHI.

•
AmerAlia exchanged its Series A Debentures and Series C Debentures, accrued interest thereon and its NSHI preferred stock for 12.9% of the issued common stock of NSHI, giving AmerAlia an aggregate ownership position in NSHI of 18%.

•	Intercompany loans between AmerAlia and NSHI were extinguished.

•	Sentient received an aggregate of 27,875,047 shares of AmerAlia common stock as follows:
o	15,277,778 shares of AmerAlia common stock for a total purchase price of $5,500,000;
o	6,619,469 shares in satisfaction of various promissory notes; and
o	5,977,800 shares in satisfaction of debts, rights and obligations acquired from the Jacqueline Badger Mars Trust in August 2007.
•	Officers, Directors and holders of Notes subscribed for shares of AmerAlia Common Stock in satisfaction of Notes, unsecured notes and accrued compensation as follows:

Shareholder	Relationship	Number of Shares	Consideration
Bill H Gunn	Chairman & CEO	700,000	$252,000
Robert van Mourik	Director, EVP & CFO	250,000	90,000
James V Riley Trust	Affiliate of
	James V. Riley, Director	1,583,333	570,000
J. Jeffrey Geldermann	Director	1,003,400	361,224
Karen O. Woolard Trust	Affiliate of Robert C.
	Woolard, Director	925,000	333,000
Glendower Investments	Affiliate of Neil E.
Pty Ltd	Summerson, Director	153,000	55,080
Geoffrey C. Murphy	Director	486,125	175,005
TOTALS:		5,100,858	$1,536,309

In addition, other holders of the Notes acquired 2,433,706 shares for $876,134.

•	We allocated the $5,500,000 of cash received in the first closing as follows:

Recipient	Relationship	Nature of	Amount
		Obligation	Paid
Karen O. Woolard Trust	Affiliate of Robert C.	Balance of Note	$977,188
	Woolard, Director	& interest
Robert C. Woolard	Director	Directors fees	16,792
Robert van Mourik	Director, EVP & CFO	Accrued	400,000
		compensation*
Ahciejay Pty Ltd	Affiliate of	Promissory note	169,816
	Robert van Mourik	& interest*
James V Riley Trust	Affiliate of	Promissory note	142,524
	James V. Riley,	interest & directors
	Director	fees
J. Jeffrey Geldermann	Director	Promissory note	88,881
		interest & directors
		fees
Neil E. Summerson	Director	Director’s fees	45,915
		& expenses
Geoffrey C. Murphy	Director	Director’s fees	26,550
		& expenses
Note holders	Unrelated parties	Notes & interest	1,983,801
Various creditors	None	Accounts payable	189,877
TOTAL:			$3,998,344
* Includes additional provision for withholding taxes

The remaining funds of $1,501,656 are being held to settle remaining obligations and for working capital.

Following the first closing, Sentient no longer holds any debt in either AmerAlia or NSHI.  All Series A Debentures, Series B1 Debentures and Series C Debentures issued by NSHI were cancelled.

The Amendment to the Restructuring Agreement also provides for a second closing to occur on December 5, 2008 or such other time as the parties agree.  We anticipate this will occur following the filing of this annual report on Form 10-KSB and the filing of a quarterly report on Form 10-Q for the quarter ended September 30, 2008.  At the second closing Sentient will purchase an additional 12,149,628 shares of AmerAlia Common Stock for $4,373,866.  The proceeds from the second closing will be used in the following priority: (a) as a working capital reserve for AmerAlia of $1,000,000 (b) as a reserve solely to fund AmerAlia’s share of previously discussed capital calls of NSHI, our share of which is $2,880,000, and additional working capital for AmerAlia.  In addition, until the second closing and subject to certain restrictions, AmerAlia will have the right to sell up to 1,895,708 shares for a total purchase price of $682,455 to Sentient for the purpose of providing additional working capital for AmerAlia.  Such shares would reduce Sentient’s option to purchase up to 5,500,000 shares of AmerAlia common stock within the next three years.  This option to subscribe for 5,500,000 shares is only to be exercised to resolve obligations of AmerAlia that exist at closing and are not discharged at closing, and then only if the holders of such unpaid obligations pursue or threaten to pursue claims against AmerAlia or its affiliates.

Shareholders Agreement

The Restructuring Agreement included an undertaking by the AmerAlia Parties and the Sentient Parties to terminate the existing Securityholders Agreement.  Accordingly, NSHI, AmerAlia and Sentient entered into a new Shareholders Agreement dated October 31, 2008.  The agreement contains provisions restricting transfers of shares by shareholders and a right of first refusal on sales to third parties of the shares held by AmerAlia.  Under the agreement, if Sentient decides to sell its NSHI shares, it can force AmerAlia to sell its NSHI shares on the same terms and conditions as Sentient, or “drag-along” AmerAlia, subject to any required approval by the AmerAlia shareholders.  Correspondingly, AmerAlia has the right to participate in any sale by Sentient of its NSHI shares on the same terms and conditions provided, however that this right expires if the AmerAlia shareholders do not approve the above drag-along right by December 31, 2008.  The agreement also provides for additional funding of NSHI on a pro rata basis by AmerAlia and Sentient.  Although Sentient does not have any contractual obligation to fund any capital contributions, if Sentient does fund its pro rata portion, it does have the option to fund any pro rata capital contribution that AmerAlia does not make, which would even further dilute AmerAlia’s ownership of NSHI.

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

We have incurred substantial losses and used substantial cash to support our activities through the development stage, complete our acquisition of the assets, refurbish our plant and sustain our activities to date.  Our accumulated losses were approximately $105 million at June 30, 2008 and we had a deficit of shareholders’ funds of $67 million at that date.  We will continue to lose money unless we significantly increase our revenues.  If we cannot operate profitably we may not be able to add or replace cavities or improve our plant as necessary.   We cannot predict when, if ever, we will operate profitably.

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

Our industry is dominated by Church & Dwight, a long time manufacturer of the Arm & Hammer brand of baking soda and related products.  Our major competitors also include FMC and Solvay, major corporations with considerable resources, marketing expertise and broader access to customers than we do.  Consequently, if there is a price war with the major companies that dominate the industry our margins and profitability may be threatened.  In addition, our business has high fixed costs.  From time to time, we may need to reduce prices for some of our products to respond to competitive and customer pressures and to maintain market share. Consequently, our operating results may suffer.

The loss of any of our principal customers could significantly lower our sales and profitability.

We primarily sell our animal feed grade product through customers who act as distributors.  The largest of these in tonnages and revenues is Bunnett & Company who account for the majority of our animal feed sales.  In addition, we sell most of our higher grade products through Vitusa Products, Inc. of Berkeley Heights, New Jersey.  Another customer, Agri Dealers, Inc., represented 10% of our sales and together these three constituted approximately 64% of our sales through June 30, 2008 and about 66% of our accounts receivable at June 30, 2008.  Consequently, there is also a concentration of credit risk associated with the continuing successful performance of these customers.  The loss of all or part of their business could be injurious to our sales, margins and profitability.

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

Under the Shareholders Agreement, AmerAlia has granted Sentient the right to force the sale of its economic interests in NSHI and its business operations on the same terms and conditions agreed to by Sentient for its interests.

If this occurs and the approval of the AmerAlia shareholders is not required by Utah law, neither the board of directors nor the AmerAlia shareholders would have any opportunity to approve the transaction.  In this situation, Sentient could approve a transaction which is not beneficial to the AmerAlia shareholders or would not otherwise be approved by the AmerAlia shareholders.

We may be unable to obtain a lease to exploit the oil shale resource that we believe lies below, above and interspersed within the nahcolite contained within our sodium leases.  If we are unable to obtain an oil shale lease, that would have a material adverse effect on the value of our assets.

The Department of Interior has issued regulations to enable the issue of commercial leases for the development of oil shale resources. However, there is no guarantee that any leases will be issued or applications considered as the incoming Obama Administration as a matter of policy may be opposed to the commercial development of oil shale until the outcome of further research is known.  We believe that our sodium leases have significant value based on our ability to apply for research and/or commercial oil shale leases.  If we cannot apply for these leases or are unable to obtain them, we will lose the value of our sodium leases associated with these prospective oil shale leases and lose the profits potentially available from commercially exploiting these oil shale resources.

The oil shale industry has attempted to exploit oil shale commercially in the past and has been unable to do so in an economically feasible manner.  Even if we obtain a research/commercial oil shale lease, the technology may not exist during the term of the lease to exploit oil shale in an economically feasible manner.  If we are unable to exploit our potential oil shale leases the value of our assets would be materially and adversely affected.

In the past, the oil industry has attempted to exploit oil shale to produce commercial quantities of oil.  Each time the industry has failed to develop technology that would allow it to produce commercial quantities of oil in an economically feasible manner.

Recently, large volatility in the price of oil has led the oil industry to rethink the economic feasibility for producing oil from oil shale.  However, it is still uncertain whether production of oil from oil shale is economically viable even with significant increases in oil prices.  It is also unclear whether new technologies would significantly decrease the cost of recovering oil from oil shale.

If we are unable to cost effectively exploit oil from oil shale, the value of our assets would be materially and adversely affected.

The current technology for production of oil from oil shale may require a significant amount of water.

The value of our water rights is partly dependent on the development of commercial production of oil from oil shale on or near our properties.  If such commercial oil shale market does not develop, the value of our water right assets will be materially and adversely affected.

If NSHI’s operations require further capital and AmerAlia cannot raise funding to provide that capital, AmerAlia’s ownership of NSHI will be diluted.

Currently, AmerAlia owns 18% of NSHI.  Pursuant to the Shareholders Agreement, if NSHI requires more capital for its operations, it will ask its shareholders to contribute such capital on a pro rata basis.  If AmerAlia does not have the funds to contribute this capital, or cannot raise funding for this capital contribution, while Sentient invests its pro rata portion of the capital contribution then AmerAlia’s ownership interest will be diluted.  In addition, if Sentient invests its pro rata portion of the capital contribution and AmerAlia does not, under the Shareholders Agreement Sentient may also contribute AmerAlia’s pro rata portion, which would further dilute AmerAlia’s ownership interest.  If AmerAlia’s ownership interest is diluted it will materially and adversely affect the value of its assets.

Pursuant to our restructuring agreement with Sentient, Sentient has the option to purchase and additional 5,500,000 shares of AmerAlia common stock at $.36 per share to pay for AmerAlia indebtedness that was outstanding as of October 31, 2008.  If Sentient exercises this option, AmerAlia shareholders will have their ownership interest diluted.

In our restructuring transaction, we were not able to repay all indebtedness of AmerAlia and NSHI owed to third parties.  There are also potentially claims that we are unaware of currently.  If any third party brings a claim prior to October 31, 2011 for amounts owed by AmerAlia or NSHI prior to October 31, 2008, Sentient may exercise its option to purchase up to 5,500,000 shares at a purchase price of $.36 to provide AmerAlia with the funds to pay such claim.  If Sentient exercises this option, the AmerAlia shareholders will be diluted.

We may have to take certain actions to avoid registration under the Investment Company Act of 1940.

AmerAlia’s only asset is its 18% equity interest in NSHI.  Generally, a company must register as an investment company under the Investment Company Act and comply with significant restrictions on operations and transactions with affiliates if its interest in securities, other than majority owned subsidiaries, exceeds 40% of the company's total assets, or if it holds itself out as being primarily engaged in the business of investing, owning or holding securities.

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

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a)           Market Information.

From August 1987 until August 2002, our Common Stock was publicly traded under the symbol “AALA” on the Nasdaq SmallCap Market, operated by the National Association of Securities Dealers, Inc.   Since August 20, 2002, AmerAlia was listed on the OTC Bulletin Board until its shares were transferred to the over the counter market in late 2005.  The highest, lowest and average closing prices for AmerAlia's common stock as provided by an online service for the past two fiscal years up to June 30, 2008 and subsequently are provided in the table below.  These prices reflect inter-dealer prices and do not include allowance for retail mark-up or mark-down, commissions or other transaction costs.

	Highest Price	Lowest Price	Average Reported
For the Quarter Ended	For the Quarter ($)	For the Quarter ($)	Last Sale Price ($)

September 30, 2006	0.50	0.20	0.33
December 31, 2006	0.55	0.35	0.47
March 31, 2007	0.60	0.40	0.48
June 30, 2007	0.51	0.30	0.42
September 30, 2007	0.75	0.30	0.34
December 31, 2007	1.01	0.27	0.45
March 31, 2008	0.75	0.35	0.47
June 30, 2008	1.10	0.50	0.80
September 30, 2008	1.00	0.60	0.73

(b)	Holders.

The number of record holders of our Common Stock on June 30, 2008 was approximately 205.  This does not include shareholders holding shares in accounts with brokers.

(c)	Dividends.

AmerAlia has not paid dividends on its Common Stock and has no plans to pay cash dividends in the future.

(d)           Securities authorized for issuance under equity compensation plans.

The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of the fiscal year ending June 30, 2008.

Equity Compensation Plan Information (1)
Plan Category and Description	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,102,500	$0.58	460,000
Equity compensation plans not approved by security holders (2)	200,000	$3.00	-0-
Total	1,302,500	$0.95	460,000
(1)	This does not include options held by management and directors that were not granted as compensation. In each case, the disclosure refers to options or warrants unless otherwise specifically stated.
(2)	Options granted in April 2004 to some present directors and another director who has since retired at variable exercise prices up to $3 until June 30, 2009.

(e)           Recent Sales of Unregistered Securities -- Item 701 Disclosure.

There were no issues of shares of common stock sold during the fiscal year ended June 30, 2008 other than the issue of 59,070 shares in June 2008 to some directors of AmerAlia pursuant to the cashless exercise provisions of option agreements they were issued under the shareholder approved Stock Option Plan as discussed at Item 10(f).

ITEM 6.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

 (b)           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our business is to be a profitable natural products company through our ownership of our natural sodium leases and water rights.  We are currently involved in the production of various grades of sodium bicarbonate recovered from our resource of naturally occurring nahcolite using solution mining.  Improving our business performance is based upon achieving three objectives (a) being a low cost producer of all grades of sodium bicarbonate, (b) increasing our market penetration of the North American market and (c) increasing the price at which we sell our product.  We believe that NSI is now the second largest supplier of sodium bicarbonate in North America.  Even though we believe we have demonstrated progress toward these objectives, we have not yet achieved our full capabilities.  We have invested heavily in our production capacity, particularly our cavities which are the source of both our natural sodium bicarbonate and our strategic low cash cost of production advantage over our competitors.

It is now five years since we acquired the majority of our assets.  In that time we have accomplished much to develop our business.  Fiscal year 2004 was the first complete fiscal year of our ownership.  Our annual sales in tonnages and gross revenues have grown as the following tables show:

Fiscal	Sales (tons)	% Change
Year		on prior FY
2004	84,103
2005	85,038	+ 1.1
2006	88,910	+ 4.6
2007	101,970	+ 14.7
2008	101,614	- 0.4

Fiscal	Gross Revenues	% Change
Year	($)	on prior FY
2004	12,609,041
2005	14,141,500	+ 12.2
2006	15,293,688	+ 8.1
2007	16,951,997	+ 10.8
2008	17,947,800	+ 5.9

During calendar year 2007, and for some of 2008, sales have been constrained by production interruptions and cavity limitations; however the new cavity we have recently brought into production is improving our production and supply capability.  This performance is illustrated on a quarterly basis in the following graph.

Most of our plant costs are fixed in nature. Consequently, our costs of production on a per ton basis are sensitive to variations in the volume of production. Our plant has a nameplate capacity of 125,000 tons of production per year. The facility has, because of limitations in the capacity of the cavities to deliver an adequate volume and concentration of brine and the occasional limitations of the market, never produced at or near nameplate capacity.  Its highest production was nearly 103,000 tons in CY2007.  Since the plant has never produced at nameplate capacity we are unable to determine the actual current capacity of the mine and plant although we believe its capacity under the current configuration of the facilities would exceed 103,000 tons per year.

As discussed elsewhere in this report, the recovery of sodium products from the sodium leases is governed by a BLM approved mine plan.  Sodium bicarbonate is presently being recovered from three cavities denominated as 5H, 6H and 7H for which we have authority to recover up to 300,000 tons of sodium bicarbonate.  Cavity 7H has an allocation of 175,000 tons but full extraction will be limited until full communication is established between injection and recovery wells in that cavity.  The 5H and 6H cavities are joined and share one injection well and two recovery wells while 7H has one injection and one active recovery well which we also use to recover from 6H.  At current production rates the plant will require two new cavities to be drilled within the next two years.

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

Gross revenues of $17,947,800 in FY2008 were 5.9% higher than the $16,951,997 earned in FY2007 due mainly to higher prices of sodium bicarbonate and cost recoveries.  Cost of goods sold of $16,330,335 increased by 7.6% over FY2007 $15,180,369 due to higher production and distribution costs.  The resulting gross profit of $1,617,465 represented an 8.7% decrease on the previous year’s gross profit of $1,770,628.  General and administrative expenses were 14.7% lower than the previous year; $921,392 compared with $1,080,151 as a result of a reduction in professional fees.  Depreciation, amortization and accretion expenses were 39.8% higher at $1,771,884 compared with $1,267,781 because during the December quarter we commenced recognizing higher amortization costs of our well field capital expenditures as a result of amortising construction in progress expenditures since placed in service.    Consequently, our loss from operations increased to $1,075,811 from $577,304, an increase of 86.4%.  Interest expense increased 706% to $45,408,935 from $5,636,448 due to the recognition at maturity of the Series B1 Debentures in February 2008 of an obligation to pay $41,318,849 in contingent interest as of June 30, 2008.  Our obligation to pay this contingent interest was satisfied in October 2008 upon the closing of our restructuring agreement as discussed more fully in this report.   We also recorded a gain on our minority interest in NSI of $341,837 compared with $42,121 last year.  The resulting net loss was $46,352,377 compared with $7,994,404 in the previous year, an increase of 480%.

As a result of the closing of the first stage of our recent restructuring transaction we have repaid nearly all of our debt so that our interest expense going forward will be considerably lower with its commensurate effect on our profitability.

Liquidity and Capital Resources

As reported previously in various filings, the Sentient Entities converted their working capital loans and Series B2 Debentures into ownership of 53.5% of the equity of NSI in May 2007.  As reported, in August 2007 Sentient II acquired from the Mars Trust all of the Mars Trust’s AmerAlia shares, debt securities and contractual obligations and rights.  Thus Sentient II replaced the Mars Trust as our major shareholder.  A condition of the purchase was that the Mars Trust pay our debt and interest obligation to the Bank of America of approximately $10 million as required under a guaranty agreement between us and the Mars Trust.  Consequently, Sentient II acquired the right under the guaranty agreement to make a claim for indemnification against us for those monies paid by the Mars Trust to the Bank of America.

During the fiscal year ended June 30, 2008 we sourced funds by increasing our bank overdraft by $51,314, increasing our factoring facility with the Wells Fargo Bank by $960,480, selling rights to interest receivable on NSHI Series A Debentures raising $2,428,091, receiving $535,000 as a capital contribution from our co-shareholder in NSI, and issuing additional promissory notes with a principal amount of $914,705 to related parties.  In addition, we reduced our inventory by $127,912 and increased our interest payable and accrued expenses due to related parties by $43,674,337, principally due to recognizing additional contingent interest that became payable upon the maturity of our Series B1 Debentures in February 2008.

We utilised our funds to increase our accounts receivable by $350,652 to support our increasing sales, other deposits and prepaid expenses by $199,607, other accrued expenses by $23,677, paid creditors $1,139,712, applied payments of $1,009,346 to our cavities development and $171,037 to equipment purchases, reduced our capital leases by $51,795 and repaid other loans by $35,277.  The net increase in cash for the year was $32,406.

In September 2008 we issued 1,402,000 shares of restricted common stock to holders of Series C Debenture secured promissory notes in satisfaction and cancellation of such notes and accrued interest with a total value of $3,311,367.  One of the holders was a related party.

On September 25, 2008 AmerAlia, NSHI and its then 46.5% owned subsidiary, NSI; Bill H. Gunn and Robert van Mourik, Directors and executive officers of AmerAlia (collectively the “AmerAlia parties”) entered into a Restructuring Agreement with the various Sentient Entities.

On October 31, 2008 the AmerAlia Parties and the Sentient Entities completed an Amendment to the Restructuring Agreement.  As a result of the amendment, the restructuring transaction was divided into two closings.  In accordance with the amended agreement the first closing occurred as of October 31, 2008.  Prior to the first closing, the Sentient Entities transferred their various interests to Sentient.  In the first closing:

•
Sentient exchanged all its Series A Debentures and Series B1 Debentures, accrued interest and rights to contingent interest thereon, its one share of NSHI common stock and its 53.5% of the common stock of NSI for 82% of the issued common stock of NSHI.

•
AmerAlia exchanged its Series A Debentures and Series C Debentures, accrued interest thereon and its NSHI preferred stock for 12.9% of the issued common stock of NSHI, giving AmerAlia an aggregate ownership position in NSHI of 18%.

•	Intercompany loans between AmerAlia and NSHI were extinguished.

•	Sentient received an aggregate of 27,875,047 shares of AmerAlia common stock as follows:
o	15,277,778 shares of AmerAlia common stock for a total purchase price of $5,500,000;
o	6,619,469 shares in satisfaction of various promissory notes; and
o	5,977,800 shares in satisfaction of debts, rights and obligations acquired from the Jacqueline Badger Mars Trust in August 2007.

Officers, Directors and holders of Series A Debenture Secured Promissory Notes acquired shares of AmerAlia Common Stock in satisfaction of Notes, unsecured notes and accrued compensation at $0.36 per share to satisfy $1,536,309 of obligations as discussed above and at Item 12 “Certain Relationships and Related Party Transactions”.  In addition, other holders of the Notes acquired 2,433,706 shares for $876,134.

Following the first closing, Sentient no longer holds any debt in either AmerAlia or NSHI.  All Series A Debentures, Series B1 Debentures and Series C Debentures issued by NSHI were cancelled.  Following the first closing NSI is again a wholly-owned subsidiary of NSHI.

The Amendment to the Restructuring Agreement also provides for a second closing to occur on or before December 5, 2008 or such other time as the parties agree.  At the second closing Sentient will purchase an additional 12,149,628 shares of AmerAlia Common Stock for $4,373,866.  The proceeds from the second closing will be used in the following priority: (a) as a working capital reserve for AmerAlia of $1,000,000 (b) as a reserve solely to fund AmerAlia’s share of previously discussed capital calls of NSHI, AmerAlia’s share of which is $2,880,000, and additional working capital for AmerAlia.  In addition, until the second closing and subject to certain restrictions, AmerAlia will have the right to sell up to 1,895,708 shares for a total purchase price of $682,455 to Sentient for the purpose of providing additional working capital for AmerAlia.  Such shares would reduce Sentient’s option to purchase up to 5,500,000 shares of AmerAlia common stock within the next three years.  This option to subscribe for 5,500,000 shares is only to be exercised to resolve obligations of AmerAlia that exist at closing and are not discharged at closing, and then only if the holders of such unpaid obligations pursue or threaten to pursue claims against AmerAlia or its affiliates.

Following the first closing of the restructuring, Sentient owns 66% of our common stock which resulted in a change of control of the Company and restrictions on the Company’s use of its net operating loss carryforwards.  In addition, pursuant to the Restructuring Agreement, Sentient has the right to nominate Peter Cassidy and up to three additional suitably qualified persons for election by the shareholders as directors of AmerAlia.

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

None.

ITEM 8A.               CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 and Item 307 of Regulation S-B we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to filing this.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer who concluded that our disclosure controls and procedures are not effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f).   Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.   Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2008.  In making our assessment of internal control over financial reporting, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   Based on this assessment, our management concluded that our internal control over financial reporting had material weaknesses and was therefore not effective.

Our material weaknesses in our disclosure controls relate to our failure to retain sufficient qualified accounting professionals, insufficient segregation of duties and improper implementation of appropriate processes for recording transactions.  Throughout 2006 and 2007 we experienced difficulties in retaining qualified accounting professionals to supervise our accounting functions at NSI resulting in our engaging an external contractor in November 2007 with adequate resources and qualifications to fulfill that role.  A lack of financial resources and personnel caused insufficient segregation of duties and an inability to properly record transactions and ensure (i) the accuracy of our financial reports without requiring additional analyses and other post-closing procedures and (ii) compliance with generally accepted accounting principles.

In response to these material weaknesses we have been strengthening our accounting functions and have provided additional resources for its operation.  We have implemented several improvements to our procedures and we are continuing to train staff and introduce new procedures to overcome these deficiencies.

This annual report does not include an attestation report of our public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our register public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

There has been no change in our internal control over financial reporting, except as described above, during the financial year ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.                      OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

Each of Mr. Summerson, Mr. Riley, Mr. Murphy, Mr. Woolard and Mr. Geldermann are independent as that term is defined in Rule 4200(a)(15) of the Nasdaq listing standards.

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

Under the Restructuring Agreement, discussed in Item 1(b), Sentient also has the right to nominate Peter Cassidy and up to three additional suitably qualified persons for election by the shareholders as directors of AmerAlia.

(b)           Identification of Significant Employees.

In addition to the executive officers discussed above, NSI employs two significant employees.  They are Robert (“Bob”) Warneke, Director of Manufacturing, and Bradley (“Brad”) Bunnett, Vice President – Commercial Operations.

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

(f)           Identification of the Audit Committee.

Members of the Audit Committee are Messrs. Neil E. Summerson (Chairman), Geoffrey C. Murphy and James V. Riley.  The purpose of the Audit Committee is to provide assistance to the corporate directors in fulfilling their responsibility to the shareholders, potential shareholders and the investment community relating to corporate accounting, reporting practices and the quality and integrity of the company’s financial reports.  The committee engages the services of the auditors.  Each of the members of the audit committee is independent as that term is defined in Rule 4200(a)(15) of the Nasdaq listing standards.  The committee met formally once during the year ended June 30, 2008 and has met twice since.

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

The compensation committee did not meet during fiscal year ended June 30, 2008 nor since.  The compensation committee has the authority to review and make recommendations to our Board of Directors with respect to the compensation of our executive officers.

Appointment of directors

At each annual meeting of our shareholders the current board proposes nominees for election as directors.  We do not have any procedure by which shareholders can nominate candidates other than through an approach to the board.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive, financial and accounting officers because our limited resources have been applied to negotiating and closing our restructuring transaction.

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

Based solely on its review of the copies of the reports it received from persons required to file, AmerAlia believes that during the period from July 1, 2007 through June 30, 2008, all filing requirements applicable to officers, directors, and greater-than-10% shareholders have been met in accordance with the requirements of Section 16(a).

ITEM 10.                     EXECUTIVE COMPENSATION

Summary Compensation Table.

The following table sets forth information regarding compensation paid to our executive officers during the two fiscal years ended June 30, 2008.  Messrs. Gunn and van Mourik were the only executive officers receiving or accruing compensation exceeding $100,000 during fiscal year 2008, as shown below.  None of our executive officers are subject to employment agreements.  The compensation of our executive officers is determined by the compensation committee of the board of directors.  Mr. Gunn receives a salary of $100,000 per year from NSI that is paid directly by NSI.  Otherwise, Mr. Gunn and Mr. van Mourik are paid by on an irregular basis.  We have not always had the resources to pay the compensation due to them, nor the reimbursement of expenses or advances they have made to us until we complete the second closing of the restructuring agreement discussed in Item 1.

Name and Principal Position (a)	Year (b)	Salary (1) $ (c)	Bonus $ (d)	Stock Awards $ (e)	Option Awards $ (f)	Non-equity incentive plan compensation $ (g)	Non-qualified deferred compensation earnings $ (h)	All other compensation $ (i)	Total $ (j)

Bill H. Gunn	2008	214,000	-0-	-0-	-0-	-0-	-0-	-0-	214,000
President &	2007	214,000	-0-	-0-	-0-	-0-	-0-	-0-	214,000
Chief Executive
Officer
Robert van Mourik	2008	164,000	-0-	-0-	-0-	-0-	-0-	-0-	164,000
Chief Financial	2007	164,000	-0-	-0-	-0-	-0-	-0-	-0-	164,000
Officer & Executive
Vice President

(1)
At June 30, 2008 we owed $219,065 of compensation, interest, expenses claims and advances to Bill H. Gunn and we owed $616,342 of compensation, interest, expenses claims and advances to Robert van Mourik (at June 30, 2007: $243,661 and $430,518 respectively).  These amounts also include $14,000 director’s fees due annually.  During the year ended June 30, 2008, Mr. Gunn received $214,000 for his salary and directors fees and a further $43,206 of his accrued compensation.  All of Mr. van Mourik’s salary and director’s fees of $164,000 was accrued without any payments made during the fiscal year ended June 30, 2008.  During the year ended June 30, 2007, Mr. Gunn received all his salary and directors fees and $11,045 that had previously been accrued.  Mr. van Mourik received all his salary and directors fees and $73,369 that had previously been accrued.

AmerAlia does not have a group medical insurance plan for its executive officers although Mr. Gunn participates in a comprehensive group medical insurance plan that NSI has for its employees.  While AmerAlia has no retirement plans, NSI contributes matching contributions to a 401(k) plan for Mr. Gunn.

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

No officer exercised stock options during the fiscal year ended June 30, 2008.  The following table summarizes information with respect to each person’s outstanding stock options at June 30, 2008.

	Option Awards					Stock Awards
Name (a)	Number of securities underlying unexercised options # Exercisable * (b)	Number of securities underlying unexercised options # Unexercisable (c)	Equity incentive plan awards: Number of securities underlying unexercised unearned options # (d)	Option exercise price $ (e)	Option expiration date (f)	Number of shares or units of stock that have not vested # (g)	Market value of shares or units of stock that have not vested $ (h)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested # (i)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested $ (j)
Bill H. Gunn	270,000	-	-	0.71	4/18/2009	-	-	-	-
	50,000	-	-	3.00	6/30/09	-	-	-	-

Robert van Mourik	270,000	-	-	0.71	4/18/2009	-	-	-	-
	50,000	-	-	3.00	6/30/09	-	-	-	-

  • All these options have now vested

Compensation of Directors

Our directors are authorized to receive $14,000 cash compensation per year for their services as directors.  In addition, the Chairman of the Audit Committee receives $6,000 per year and other Audit Committee members $4,000 per year; the Chairman of the Compensation Committee receives an additional $2,000 per year.  These arrangements were approved September 10, 2002 as of July 1, 2002.  We also reimburse directors for expenses incurred on behalf of AmerAlia.  The option awards data represent the dollar amount recognized for financial statement reporting purposes for the fair value of stock options granted to each of the named directors in accordance with SFAS 123R.

Name (a)	Year	Fees earned or paid in cash $ (b)	Stock Awards $ (c)	Option Awards $ (d)	Non-equity incentive plan compensation $ (e)	Non-qualified deferred compensation earnings $ (f)	All other compensation $ (g)	Total $ (h)
Neil E.
Summerson	2008	20,000	-0-	13,319	-0-	-0-	-0-	33,319
Geoffrey C.
Murphy	2008	20,000	-0-	13,319	-0-	-0-	-0-	33,319
James V.
Riley	2008	18,000	-0-	13,319	-0-	-0-	-0-	31,319
Robert C.
Woolard	2008	14,000	-0-	13,319	-0-	-0-	-0-	27,319
J. Jeffrey
Geldermann	2008	14,000	-0-	13,319	-0-	-0-	-0-	27,319

2001 Directors’ Incentive Plan:

In March 2001, the Board of Directors adopted a plan by which each director (who is not an employee or officer) is granted:
•	An option to purchase 75,000 shares at a current market price upon joining the Board of Directors; and
•	An option to purchase 37,500 shares on July 1 of each year he remains a director.

The exercise price for these options is the average market price of our Common Stock during the month of June preceding each grant date, and the options have a three-year term. All options granted under this plan are exercisable six months after the date of grant.

The following table summarizes information with respect to each non-executive director’s outstanding stock options at June 30, 2008.

	Option Awards
Name (a)	Number of securities underlying unexercised options # Exercisable (b)	Number of securities underlying unexercised options # Unexercisable (c)	Option exercise price $ (e)	Option expiration date (f)
Neil E. Summerson	25,000	-	3.00	6/30/09
	37,500	-	0.42	6/30/09
	37,500	-	0.40	6/30/10
Geoffrey C. Murphy	25,000	-	3.00	6/30/09
	37,500	-	0.42	6/30/09
	37,500	-	0.40	6/30/10
James V. Riley	25,000	-	3.00	6/30/09
	37,500	-	0.42	6/30/09
	37,500	-	0.40	6/30/10
Robert C. Woolard	25,000	-	3.00	6/30/09
	37,500	-	0.42	6/30/09
	37,500	-	0.40	6/30/10
J. Jeffrey Geldermann	37,500	-	0.42	6/30/09
	37,500	-	0.40	6/30/10

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

These options vest on January 1, 2009.

Other Arrangements.

Except as described herein, no officer or director of AmerAlia has been or is being paid any cash compensation, or is otherwise subject to any deferred compensation plan, bonus plan or any other arrangement and understanding whereby such person would obtain any cash compensation for his services for and on behalf of AmerAlia except that for the financial years ended June 30, 2008 and 2007 an allowance for interest on unpaid outstanding compensation, directors fees and expenses reimbursement was accrued as follows:

Director	Fiscal year ended June 30,
	2008	2007
Robert van Mourik	$61,545	$69,946
Bill H. Gunn	26,959	29,003
Geoffrey C. Murphy	19,697	15,358
Neil E. Summerson	8,294	4,758
James V. Riley	7,794	4,933
Robert C. Woolard	7,203	4,862
J. Jeffrey Geldermann	6,904	4,594
Total:	$138,396	$133,454

(g)	Employment Contracts and Termination of Employment and Change-in-Control Arrangements.

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

(a) and (b)               Security Ownership of Certain Beneficial Owners and Management

At December 1, 2008, we had one class of outstanding voting securities, our common stock (referred to herein as the “Common Stock”).  The following table sets forth information as of December 1, 2008 on the ownership of the Common Stock for all directors, individually, all executive officers named in the compensation table, all executive officers and directors as a group, and all beneficial owners of more than five percent of the Common.  The following shareholders have sole voting and investment power with respect to the shares unless indicated otherwise.

Name & Address	Amount & Nature	Percent of
of Beneficial Owner	of Beneficial Ownership	Common Stock*
Robert C. Woolard	2,687,475 (1)	4.9%
219 Eagle Pointe Drive, Branson, MO
James V. Riley	2,301,983 (2)	4.2%
875 No Michigan Ave, Suite 3100 Chicago IL
Bill H. Gunn	1,378,060 (3)	2.5%
Aspen, Colorado
J. Jeffrey Geldermann	1,317,000 (4)	2.4%
535 Kenilworth Ave, Kenilworth IL
Robert van Mourik	921,384 (5)	1.7%
St Lucia, Queensland, Australia
Geoffrey C. Murphy	675,243 (6)	1.2%
514 Meadow Rd, Winnetka IL
Neil E. Summerson	530,917 (7)	1.0%
Yeronga, Queensland, Australia
Officers & Directors as a Group (7 persons)	9,812,062 (8)	17.5%
Sentient USA Resources Fund, LP	54,054,495 (9)	74.7%
George Town, Grand Cayman, Cayman Islands

*
Percent of common stock is calculated individually (or as a group) assuming an individual (or all members of a group) exercises its options or any other rights it might have to take up additional common stock.  The calculations assume that other holders of equity interests do not exercise their rights unless they are part of the same group.

(1)
Includes 21,932 shares held in Mr. Woolard's IRA account, options to acquire 37,500 shares at $0.42 until June 30, 2009, options to acquire 37,500 shares at $0.40 until June 30, 2010, options to acquire 37,500 shares at $0.88 until June 30, 2011 and options to acquire 25,000 shares at $3.00 until June 30, 2009. Also includes the following shares in which Mr. Woolard disclaims any beneficial interest:  options to acquire 400,000 shares at $1.00 until March 19, 2009 held by Karen O Woolard, his spouse; 21,937 shares held in an IRA account for Karen O Woolard and 2,106,106 shares held by the Karen O Woolard Trust.

(2)
Includes 1,964,483 shares of Common Stock held by the James V. Riley Revocable Trust, options held directly to acquire 37,500 shares of Common Stock at $0.42 per share exercisable through June 30, 2009, options to acquire 37,500 shares of Common Stock at $0.40 per share exercisable through June 30, 2010, options to acquire 37,500 shares at $0.88 until June 30, 2011 and options to acquire 25,000 shares at $3.00 until June 30, 2009.  In addition, options are held by the Trust to acquire 200,000 shares of common stock at $1.00 per share until March 19, 2009.

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

(5)
Includes 240,759 shares of Common Stock owned by Ahciejay Pty. Ltd. as trustee for The R.C.J. Trust, and 304,125 shares of Common Stock owned by the R.C.J. Superannuation Fund, as to both of which Mr. van Mourik and his family are beneficiaries.  Also includes options to acquire 56,000 shares at $1.00 until March 19, 2008 held by Ahciejay Pty Ltd and options held directly to acquire 270,000 shares at $0.71 per share until April 18, 2009 and options to acquire 50,000 shares at $3.00 until June 30, 2009.

(6)
Includes options to acquire 37,500 shares at $0.42 expiring June 30, 2009, options to acquire 37,500 shares of Common Stock at $0.40 per share exercisable through June 30, 2010, options to acquire 37,500 shares at $0.88 until June 30, 2011 and options to acquire 25,000 shares at $3.00 until June 30, 2009.

(7)
Includes 393,417 shares held by held by Glendower Investments Pty Ltd as trustee for a trust of which Mr. Summerson and his family are beneficiaries; and options held directly to acquire 37,500 shares at $0.42 expiring June 30, 2009, options to acquire 37,500 shares of Common Stock at $0.40 per share exercisable through June 30, 2010, options to acquire 37,500 shares at $0.88 until June 30, 2011 and options to acquire 25,000 shares at $3.00 until June 30, 2009.

(8)	Includes beneficial ownership of Messrs. Woolard, Riley, Gunn, Geldermann, van Mourik, Murphy and Summerson, as described in notes 1, 2, 3, 4, 5, 6 and 7, above.
(9)
Includes 35,804,867 shares of Common Stock and the right to purchase 12,149,628 shares for $4,373,866 at the second closing of the restructuring agreement, options to subscribe for 600,000 shares at $1.00 until March 19,, 2009 and the right to purchase 5,500,000 shares for $0.36 each subject to certain conditions as discussed in Item 1.

To the best of our knowledge, there are no arrangements, understandings or agreements relative to the disposition of any of our securities, the operation of which would at a subsequent date result in a change in control of AmerAlia..

(c)         Changes in Control.

None.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a) and (b)           Transactions with Management and Others.

The following sets out information regarding transactions between officers, directors and significant shareholders of AmerAlia during the most recent two fiscal years and subsequently.

Corporate Loans – Loans to AmerAlia:

During the fiscal year ended June 30, 2008, officers and directors advanced loans to AmerAlia as detailed in the Notes to the Financial Statements. This comprised advances to us, as well as accrued but unpaid compensation, directors’ fees and interest. The following summarises our liabilities to related parties:

Director	June 30, 2008
Robert van Mourik	$616,342
Bill H. Gunn	219,065
Geoffrey C. Murphy	188,838
Neil E. Summerson	90,568
James V. Riley	81,093
Robert C. Woolard	73,281
J. Jeffrey Geldermann	70,602
Total:	$1,339,789

At the financial closing in March 2004 and again during the fiscal year ended June 30, 2005, officers and directors of the company subscribed for issues of Series A Debenture Secured Promissory Notes for working capital purposes and received warrants on the same terms as previously granted to investors at the financial closing, as follows:

June 30, 2008
Series A Debenture Secured Promissory Notes:
Karen O. Woolard Trust, an affiliate of Mr. Robert C. Woolard	$1,000,000
James V. Riley Trust, an affiliate of Mr. Riley	500,000
J. Jeffrey Geldermann	300,000
Ahciejay Pty Ltd, an affiliate of Mr. van Mourik	140,000
Gunn Development Pty Ltd, an affiliate of Mr. Gunn	60,000
$2,000,000
Interest accrued
Karen O. Woolard Trust, an affiliate of Mr. Robert C. Woolard	$193,438
James V. Riley Trust, an affiliate of Mr. Riley	96,719
J. Jeffrey Geldermann	57,090
Ahciejay Pty Ltd, an affiliate of Mr. van Mourik	25,764
Gunn Development Pty Ltd, an affiliate of Mr. Gunn	11,042
$384,053

In June 2007, we issued an unsecured promissory note to an affiliate of Mr. van Mourik for $200,000 in exchange for cash we used to reduce Mr. van Mourik’s accrued compensation.  At June 30, 2008 the balance of principal and interest due on this note was $225,810.

Satisfaction of Bonding Requirements and Mars Trust Debt Obligations:

At the time of the financial closing in March 2004, our majority shareholder at that time, the Mars Trust, provided a letter of credit to support various reclamation bonds and permits totalling $959,480.  In addition, the Mars Trust guaranteed our loan from the Bank of America.  Under the guaranty agreement the Mars Trust advanced funds to us each month to pay the interest on the loan and in return we issued guaranty promissory notes to the Trust.  At June 30, 2008 the balance of these advances totalled $1,973,759.  Interest accrued on these notes at 4.5% per annum and the notes were originally due December 31, 2005.  In addition, AmerAlia issued a promissory note at 7% interest and a maturity date of December 31, 2005 to the Mars Trust for $469,628 to recognise the remaining balance of advances and accrued interest due to the Trust at the time of the financial closing.   In August 2007 Sentient acquired all the debt securities previously due to the Trust and its rights under its guaranty agreements including its rights to recover the Bank of America loan which the Mars Trust had repaid.  Total accrued interest on these various notes was $368,117 at June 30, 2008.  Natural Soda then substituted bonds from its own resources and the Mars Trust was released from its bonding obligations.

On October 31, 2008 as part of the restructuring agreement AmerAlia issued 5,977,800 shares to Sentient in satisfaction of these obligations, as discussed below.

Sentient Entities:

In August 2007, Sentient II acquired from the Mars Trust all its shares of common stock of AmerAlia.  Consequently, Sentient II became AmerAlia’s new major shareholder.

During the year, we agreed to some interim arrangements with the Sentient Entities:

•
In August 2007, Sentient II lent $350,000 to AmerAlia in exchange for an unsecured promissory note paying 6% pa interest due December 31, 2007.  This maturity date was later extended to October 31, 2008.  The note and interest were convertible into AmerAlia common stock at 36 cents per share.

•
Effective as of March 31, 2008, Sentient III purchased AmerAlia’s rights to outstanding interest due on its Series A Secured 10% Debentures for $1,406,875. AmerAlia used these funds to pay some of the outstanding interest owed to the holders of its Series A Debenture Secured promissory notes.  Sentient III also acquired Sentient’s rights to interest owed on its Series A debentures, including the interest due on the debenture previously owned by NSI, for $2,076,334.20.  We received these funds in May.

•
In May 2008 Sentient loaned AmerAlia $465,000 for the purpose of contributing capital to NSHI which, in turn, contributed $465,000 to NSI as its proportionate share of $1,000,000 raised by NSI for well field development expenditures.

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

On September 25, 2008 AmerAlia, NSHI and its then 46.5% owned subsidiary, NSI; Bill H. Gunn and Robert van Mourik, Directors and executive officers of AmerAlia (collectively the “AmerAlia parties”) entered into a Restructuring Agreement with the various Sentient Entities.

On October 31, 2008 the AmerAlia Parties and the Sentient Entities completed an Amendment to the Restructuring Agreement.  As a result of the amendment, the restructuring transaction was divided into two closings.  In accordance with the amended agreement the first closing occurred as of October 31, 2008.  Prior to the first closing, the Sentient Entities transferred their various interests to Sentient.  In the first closing:

•
Sentient exchanged all its NSHI Secured Series A and B1 debentures, accrued interest and rights to contingent interest thereon, its one share of NSHI common stock and its 53.5% of the common stock of NSI for 82% of the issued common stock of NSHI.

•
AmerAlia exchanged its NSHI Series A and C Debentures, accrued interest thereon and its NSHI preferred stock for 12.9% of the issued common stock of NSHI, giving AmerAlia an aggregate ownership position in NSHI of 18%.

•	Intercompany loans between AmerAlia and NSHI were extinguished.

•	Sentient received an aggregate of 27,875,047 shares of AmerAlia common stock as follows:
o	15,277,778 shares of AmerAlia common stock for a total purchase price of $5,500,000;
o	6,619,469 shares in satisfaction of various promissory notes; and
o	5,977,800 shares in satisfaction of debts, rights and obligations acquired from the Mars Trust in August 2007.

Repayment of obligations due to Officers and Directors:

In September 2008 we issued 495,820 shares of restricted common stock to the Karen O. Woolard Trust, an affiliate of our director, Robert C. Woolard, in satisfaction and cancellation of a Series C Debenture Secured Promissory Note and accrued interest with a total value of $1,175,889.

On October 31, 2008 Officers, Directors and holders of Notes subscribed for shares of AmerAlia Common Stock in satisfaction of Notes, unsecured notes and accrued compensation as follows:

Shareholder	Relationship	Number of Shares	Consideration
Bill H Gunn	Chairman & CEO	700,000	$252,000
Robert van Mourik	Director, EVP & CFO	250,000	90,000
James V Riley Trust	Affiliate of
	James V. Riley, Director	1,583,333	570,000
J. Jeffrey Geldermann	Director	1,003,400	361,224
Karen O. Woolard	Affiliate of Robert C.
Trust	Woolard, Director	925,000	333,000
Glendower Investments	Affiliate of Neil E.
Pty Ltd	Summerson, Director	153,000	55,080
Geoffrey C. Murphy	Director	486,125	175,005
TOTALS:		5,100,858	$1,536,309

We allocated the $5,500,000 of cash received in the first closing as follows:

Recipient	Relationship	Nature of	Amount
		Obligation	Paid
Karen O. Woolard Trust	Affiliate of Robert C.	Balance of Note	$977,188
	Woolard, Director	& interest
Robert C. Woolard	Director	Directors fees	16,792
Robert van Mourik	Director, EVP & CFO	Accrued	400,000
		compensation*
Ahciejay Pty Ltd	Affiliate of	Promissory note	169,816
	Robert van Mourik	& interest*
James V Riley Trust	Affiliate of	Promissory note	142,524
	James V. Riley,	interest & directors
	Director	fees
J. Jeffrey Geldermann	Director	Promissory note	88,881
		interest & directors
		fees
Neil E. Summerson	Director	Director’s fees	45,915
		& expenses
Geoffrey C. Murphy	Director	Director’s fees	26,550
		& expenses
Note holders	Unrelated parties	Notes & interest	1,983,801
Various creditors	None	Accounts payable	189,877
TOTAL:			$3,998,344
* Includes provision for withholding taxes

The remaining funds of $1,501,656 were held to settle remaining obligations and working capital.

Following the first closing, Sentient no longer holds any debt in either AmerAlia or NSHI.  All Series A Debentures, Series B1 Debentures and Series C Debentures issued by NSHI have been cancelled.  NSI is now a wholly-owned subsidiary of NSHI.

No Other Relationships:

No nominee or director of AmerAlia is, or has been, a partner or executive officer of any investment banking firm that has performed services for AmerAlia during the last fiscal year or that AmerAlia proposes to have perform services during the current year.

(c)           List All Parents of the Company

Under Rule 405 of Regulation C, the term “parent” when used with respect to AmerAlia means an affiliate controlling AmerAlia directly or indirectly through one or more intermediaries.  One entity that has the ability to potentially control AmerAlia (other than its board of directors and shareholders generally) is Sentient through its ownership of 66% of our outstanding common stock.  As discussed above at “Risk Factors”, under the Shareholders Agreement, AmerAlia has granted Sentient the right to force the sale of its economic interests in NSHI and its business operations on the same terms and conditions agreed to by Sentient for its interests, subject to any required approval by the AmerAlia shareholders.   If this occurs and the approval of the AmerAlia shareholders is not required by Utah law, neither the board of directors nor the AmerAlia shareholders would have any opportunity to approve the transaction.  In this situation, Sentient could approve a transaction which is not beneficial to the AmerAlia shareholders or would not otherwise be approved by the AmerAlia shareholders.

(d)           Transactions with Promoters:  Not applicable.

ITEM 13.	EXHIBITS

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

10.51 (z)	Promissory note for $300,000 issued to Sentient Global Resources Fund III, L.P.
10.52 (aa)	Restructuring Agreement between AmerAlia Parties and Sentient Entities dated September 25, 2008.
10.53 (ab)	Form of Letter Offer of Shares.
10.54 (ac)	Amendment to Restructuring Agreement between AmerAlia Parties and Sentient Entities dated October 31, 2008
10.55 (ac)	Shareholders Agreement between Natural Soda Holdings, Inc., AmerAlia, Inc. and Sentient USA Resources Fund L.P.

31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 10A, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 10A, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

21.1
Subsidiaries of the Registrant:  Natural Soda Holdings, Inc., a Colorado corporation and Natural Soda, Inc., a Colorado corporation.  Since May 2007, AmerAlia’s ownership of NSI through its wholly owned subsidiary, NSHI, has been 46.5%.

(a)	Incorporated by reference from AmerAlia's Form 10 General Registration Statement filed with the Commission on March 5, 1987.
(b)	Incorporated by reference from AmerAlia’s annual report on Form 10-K for the year ended June 30, 2000.
(c)	Incorporated by reference from AmerAlia’s Form 10-K for its year ended June 30, 2001.
(d)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of December 1, 2000.
(e)	Incorporated by reference from AmerAlia's Form 10-K for its year ended June 30, 1993.
(f)	Incorporated by reference from AmerAlia's Form 10-K for its year ended June 30, 1995.
(g)	Incorporated by reference from AmerAlia’s Form 10-K for its year ended June 30, 1999.
(h)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of December 17, 2001.
(i)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of March 29, 2002.
(j)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of February 20, 2003.
(k)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of March 24, 2003.
(l)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of April 22, 2003.
(m)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of May 31, 2003.
(n)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of June 30, 2003.
(o)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of July 31, 2003.
(p)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of August 31, 2003.
(q)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of September 30, 2003.
(r)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of October 31, 2003.
(s)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of November 30, 2003.
(t)	Incorporated by reference from AmerAlia’s Form 10-QSB for its quarter ended December 31, 2003.
(u)	Incorporated by reference from AmerAlia’s Form 10-QSB for its quarter ended March 31, 2004.
(v)	Incorporated by reference from AmerAlia's Form 10-KSB for its year ended June 30, 2005.
(w)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of January 29, 2007.
(x)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of August 22, 2007.
(y)	Incorporated by reference from AmerAlia’s Form 10-KSB for its year ended June 30, 2006.
(z)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of June 24, 2008.
(aa)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of September 25, 2008.
(ab)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of October 13, 2008.
(ac)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of October 31, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

HJ & Associates, LLC, Certified Public Accountants, are the Company’s independent auditors.  For the fiscal years ended June 30, 2008 and 2007 HJ & Associates has billed the Company the following amounts for services provided.

	Year ended June 30,
	2008	2007

Audit fees	$132,000	$93,500
Audit related fees	-	-
Tax	22,300	11,380
Other	-	-

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

AMERALIA, INC.

By: /s/ Bill H. Gunn	Date: December 22, 2008
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

/s/ Bill H. Gunn	Chairman, President and Director	Date: December 22, 2008
Bill H. Gunn	(Principal Executive Officer)
/s/ Robert van Mourik	Executive Vice President, Chief Financial	Date: December 22, 2008
Robert C. J. van Mourik	Officer, Secretary, Treasurer and Director
(Principal Financial and Accounting Officer)
/s/ Neil E. Summerson	Director	Date: December 22, 2008
Neil E. Summerson
/s/ Geoffrey C. Murphy	Director	Date: December 22, 2008
Geoffrey C. Murphy
/s/ James V. Riley	Director	Date: December 22, 2008
James V. Riley
/s/ Robert C. Woolard	Director	Date: December 22, 2008
Robert C. Woolard
/s/ J. Jeffrey Geldermann	Director	Date: December 22, 2008
J. Jeffrey Geldermann

AMERALIA, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
AmerAlia, Inc. and Subsidiaries
Lone Tree, Colorado

We have audited the accompanying consolidated balance sheets of AmerAlia, Inc. and Subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmerAlia, Inc. and Subsidiaries as of June 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of AmerAlia Inc.’s internal control over financial reporting as of June 30, 2008, and accordingly, we do not express an opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 19 to the consolidated financial statements, the Company has suffered losses from operations, has a stockholders’ deficit and minimal working capital.  Together these factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 19.  The implementation of these plans is described in Note 22.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
December 19, 2008

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheet

ASSETS

	For the years ended June 30,
	2008	2007
CURRENT ASSETS

Cash	$43,374	$10,968
Accounts receivable, net (Note 1)	2,898,121	2,896,131
Inventories (Notes 1 and 2)	742,760	870,672
Prepaid expenses (Note 3)	494,498	294,891

Total Current Assets	4,178,753	4,072,662

FIXED ASSETS

Property, plant & equipment, net (Notes 1 and 4)	9,463,356	10,006,384
Cavities and well development, net (Note 4)	5,862,227	5,296,943
Mineral leases (Note 4)	4,167,471	4,167,471

Total Fixed Assets	19,493,054	19,470,798

OTHER ASSETS

Water rights	3,150,582	3,150,582
Patents (Note 5)	26,238	30,545
Well and well development RSL (Note 6)	595,000	595,000
Engineering drawings (Note 7)	1,876,000	1,876,000
Equipment held and not yet in service (Note 7)	3,197,842	3,197,842
Deferred financing and acquisition costs, net (Note 1)	770,816	809,793
Rock School lease and reserves (Note 6)	3,300,000	3,300,000
Deposits and bonds	12,000	16,000
Restricted funds (Note 1)	1,122,843	134,863

Total Other Assets	14,051,321	13,110,625

TOTAL ASSETS	$37,723,128	$36,654,085

The accompanying notes are an integral part of these consolidated financial statements.

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheet (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	For the years ended June 30,
	2008	2007
CURRENT LIABILITIES

Accounts payable	$2,594,453	$3,443,649
Bank overdraft	54,331	3,017
Royalties payable (Note 8)	971,760	871,789
Accrued expenses (Note 9)	1,602,315	1,625,992
Accrued expenses due to related parties (Note 10)	51,952,899	2,180,011
Current portion of notes payable to related parties (Note 10)	24,392,339	21,730,255
Current portion of notes payable (Note 11)	5,709,963	16,214,540
Current portion of capital lease obligations (Note 12)	64,674	55,847
Interest payable	1,007,274	5,515,331

Total Current Liabilities	88,350,008	51,640,431

LONG TERM LIABILITIES

Notes Payable (Note 11)	15,561	18,681
Capital lease obligations (Note 12)	3,436	64,058
Asset retirement obligations (Note 13)	1,036,640	898,000

Total Long Term Liabilities	1,055,637	980,739

TOTAL LIABILITIES	89,405,645	52,621,170

COMMITMENTS AND CONTINGENT LIABILITIES (Note 16)

MINORITY INTEREST	15,376,985	15,183,822

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.05 par value; 1,000,000 authorized; 82 issued and outstanding	4	4
Common stock, $0.01 par value; 100,000,000 shares authorized; 17,298,507 and 17,239,437 issued and outstanding	172,985	172,394
Additional paid in capital	38,159,742	27,716,551
Accumulated deficit	(105,392,233)	(59,039,856)

Total Stockholders’ Equity (Deficit)	(67,059,502)	(31,150,907)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY/(DEFICIT)	$37,723,128	$36,654,085

The accompanying notes are an integral part of these consolidated financial statements.

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the years ended June 30,
	2008	2007

REVENUES	$17,947,800	$16,951,997

COST OF GOODS SOLD	16,330,335	15,180,369

GROSS PROFIT (DEFICIT)	1,617,465	1,770,628

EXPENSES

General and administrative	921,392	1,080,151
Depreciation, amortization and accretion expense	1,771,884	1,267,781

Total Expenses	2,693,276	2,347,932

LOSS FROM OPERATIONS	(1,075,811)	(577,304)

OTHER INCOME (EXPENSE)

Interest income	4,044	2,348
Gain (Loss) on settlement of debt	-	(1,832,300)
Other income	16,206	7,179
Interest expense	(45,408,935)	(5,636,448)
Other financing costs	(229,718)	-

Total Other Income (Expense)	(45,618,403)	(7,459,221)

LOSS BEFORE MINORITY INTEREST AND INCOME TAX EXPENSE	(46,694,214)	(8,036,525)

Minority interest in net loss of subsidiary	341,837	42,121

LOSS BEFORE INCOME TAX EXPENSE	(46,352,377)	(7,994,404)

Income tax expense	-	-

NET LOSS	$(46,352,377)	$(7,994,404)

BASIC LOSS PER SHARE	$(2.69)	$(0.46)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,239,437	17,239,437

The accompanying notes are an integral part of these consolidated financial statements.

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit

Balance, June 30, 2006	82	$4	17,239,437	$172,394	$27,669,676	$(51,045,452)

Options granted	-	-	-	-	46,875	-

Net loss for the year ended June 30, 2007	-	-	-	-	-	(7,994,404)

Balance, June 30, 2007	82	$4	17,239,437	$172,394	$27,716,551	$(59,039,856)

Options granted	-	-	-	-	66,593	-

Premium on convertible note	-	-	-	-	439,168	-

Related party contribution to capital on debt settlement	-	-	-	-	9,938,021	-

Issue of shares on settlement of options	-	-	59,070	591	(591)	-

Net loss for the year ended June 30, 2008	-	-	-	-	-	(46,352,377)

Balance, June 30, 2008	82	$4	17,298,507	$172,985	$38,159,742	$(105,392,233)

The accompanying notes are an integral part of these consolidated financial statements.

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(46,352,377)	$(7,994,404)
Adjustments to reconcile net loss to net cash
used by operating activities:
Options granted	66,593	46,875
Depreciation and amortization	1,771,884	1,267,781
Amortization of debt discount	229,719	-
(Gain) on settlement of debt	-	1,832,300
Minority interest – Net income	(341,837)	(42,121)
Change in Operating Assets and Liabilities:
(Increase) in restricted funds	(987,980)	(92,000)
(Increase) in accounts receivable	(350,652)	(142,011)
(Increase) decrease in inventory	127,912	(54,308)
(Increase) decrease in prepaid expenses	(199,607)	223,768
Increase (decrease) in accounts and royalties payable	(1,139,712)	698,870
Increase in accrued expenses due to related parties	43,674,337	974,057
Increase (decrease) in accrued expenses	(23,677)	109,571
Increase (decrease) in interest payable	(64,332)	3,613,440

Net Cash Used in Operating Activities	(3,589,729)	441,818

CASH FLOWS FROM INVESTING ACTIVITIES

Cavities and well development	(1,009,346)	(628,294)
Purchase of property and equipment	(171,037)	(544,429)

Net Cash Used in Investing Activities	$(1,180,383)	$(1,172,723)

The accompanying notes are an integral part of these consolidated financial statements.

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

	For the Years ended June 30,
	2008	2007

CASH FLOWS FROM FINANCING ACTIVITIES

Bank overdraft	$51,314	$3,017
Payments on capital leases	(51,795)	(49,736)
Proceeds from notes payable	960,480	-
Proceeds from sale of debenture and interest	2,428,091	-
Capital contribution from majority interest	535,000	-
Payments on debt	(35,277)	(154,129)
Proceeds from related party notes payable	914,705	766,498

Net Cash Provided by Financing Activities	4,802,518	565,650

NET INCREASE (DECREASE) IN CASH	32,406	(165,255)

CASH AT BEGINNING OF YEAR	10,968	176,223

CASH AT END OF YEAR	$43,374	$10,968

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes	$-	$-
Interest	$526,512	$731,498

The accompanying notes are an integral part of these consolidated financial statements.

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  General Development of the Business

AmerAlia, Inc. (AmerAlia) was originally incorporated as Computer Learning Software, Inc. under the laws of the State of Utah on June 7, 1983 and renamed AmerAlia, Inc. in January 1984.  During November 2000, AmerAlia formed a wholly owned subsidiary Natural Soda, Inc., subsequently renamed Natural Soda Holdings, Inc. (NSHI) in February 2003.  NSHI is the parent of a new Natural Soda, Inc., previously named Natural Soda AALA, Inc., (NSI) which purchased the assets of White River Natural Minerals, LLC (WRNM) in February 2003.  In May 2007 NSHI exchanged 49% of its ownership of NSI in settlement of convertible debt obligations.  Also in May 2007, NSI issued shares of its common stock representing 4.5% of its ownership in exchange for certain debt obligations.  See Note 20 for related discussion.  The consolidated financial statements present the consolidated financial position, results of operations and cash flows of AmerAlia, its wholly owned subsidiary, NSHI and its 46.5% owned subsidiary, NSI.  Collectively, they are referred to herein as “the Company”.  Although AmerAlia’s ownership interest in NSI is less than 50% as a result of these transactions and discussed and disclosed in Note 20, the financial position, operations and cash flows of NSI have been included in the consolidated financial statements primarily because NSI represents AmerAlia’s principle business activity; the management and oversight of NSI and it’s operations remain unchanged and under the direction of the officers and directors of AmerAlia; and consolidation of NSI is more informative to the reader of the consolidated financial statements.  The “Minority Interest” ownership of the Sentient Entities in NSI has been reflected separately in the consolidated balance sheet along with its “Minority Interest” share of losses from operations for the fiscal year ended June 30, 2008.  All material inter-company accounts and transactions have been eliminated in the consolidation accounts.

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

The Company had $1,122,843 and $134,863 in restricted cash at June 30, 2008 and 2007, respectively, comprising certificates of deposit with banks to secure bonds associated with the water monitoring wells and the restoration of the sodium leases.

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2008 and 2007

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

Net deferred tax liabilities consist of the following components:

	June 30, 2008	June 30, 2007
Deferred tax assets:
NOL Carryover	$30,820,913	$17,367,500
Related Party	1,668,551	1,311,000
Allowance for Doubtful Accounts	13,649	62,300

Deferred tax liabilities:
Depreciation	(1,250,374)	(407,300)

Valuation allowance	(31,252,739)	(18,333,500)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended June 30, 2008 and 2007 due to the following:

	June 30, 2008	June 30, 2007
Book Income	$(18,077,427)	$(3,134,245)
Stock for service accounts	25,971	18,281
Penalties	10,911	24,432
Meals & Entertainment	579	4,083
Accretion	10,507	10,200
Gain on debt settlement	3,875,829	-
Valuation allowance	14,153,630	3,077,249
	$-	$-

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.	Income Taxes (Continued)

At June 30, 2008, the Company had net operating loss carry-forwards of approximately $79,000,000 that may be offset against future taxable income from the year 2008 through 2028.  No tax benefit has been reported in the June 30, 2008 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.  The actual tax treatment of the related party transactions potentially may differ from what has been reported on the audit.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  As a result of the change in ownership described in Note 22 the use of net operating loss carry-forwards may be limited in future years.

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

h.      Basic Net Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

	June 30, 2008	June 30, 2007

Loss (numerator)	$(46,352,377)	$(7,994,404)
Shares (denominator)	17,239,437	17,239,437
Per share amount	$(2.69)	$(0.46)

The Company's outstanding stock purchase warrants and options have been excluded from the basic net loss per share calculation as they are anti-dilutive.  The Company has excluded 3,615,000 and 3,615,000 common stock equivalents as at June 30, 2008 and 2007, respectively.

i.      Concentrations of Risk

The Company sells its products in North America through distributors to manufacturers and users. Financial instruments consisting of trade accounts receivable potentially subject the Company to concentrations of credit risk.  Generally, the Company does not require security when trade credit is granted to customers.  Credit losses are provided for in the Company’s financial statements and consistently have been within management’s expectations.  During the fiscal year ended June 30, 2008 the Company had three customers that individually constituted more than 10% of our total revenues.  These customers had revenues representing 28%, 10% and 26% of our total revenues and receivables balances representing 31%, 10% and 25% respectively of our total trade accounts receivable balance at June 30, 2008.  During the fiscal year ended June 30, 2007 the Company had two of these same customers that individually constituted more than 10% of our total revenues.  These customers had revenues representing 26% and 27% of our total revenues and receivables balances representing 28% and 27% respectively of our total trade accounts receivable balance at June 30, 2007.

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2008 and 2007

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

An account receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 90 days.  At June 30, 2008 the net accounts receivable balance included $2,928,119 for trade receivables with a $34,998 allowance for doubtful accounts and $5,000 due from employees.  At June 30, 2007 the net accounts receivable balance included $3,050,926 for trade receivables, a $159,795 allowance for doubtful accounts and $5,000 due from employees.

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

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

o.      New Accounting Pronouncements

During the year ended June 30, 2008 and subsequently, the FASB has issued a number of financial accounting standards, none of which did or are expected to have a material impact on the Company’s results of operations, financial position, or cash flows, with exception of:

SFAS 157.  In September 2006 FASB issued SFAS 157, Fair Value Measurements.  It defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, The Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  However, for some entities, the application of this Statement will change current practice.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.

SFAS 159.  Issued February 2007, SFAS 159 Fair Value Option for Financial Assets and Financial Liabilities (Including an amendment of FASB Statement No. 115). SFAS 159 is effective for fiscal years beginning after November 15, 2007.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.

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

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

p.     Stock Options

On July 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123 (R)”) which requires the measurement and recognition of compensation expense for all share-based payments to employees and directors including employee stock options and stock purchases related to the Company’s employee stock option and award plans based on estimated fair values.  SFAS 123 (R) supersedes our previous accounting under Accounting Principles Board Option No. 25, “Accounting for Stock Issued to Employees” (“APB25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123 (R). We have applied the provisions of SAB 107 in our adoption of SFAS 123 (R).

We adopted SFAS 123 (R) using the modified prospective transition method, which requires the application of the accounting standard as of July 1, 2005, the first day of our fiscal year 2006. Our financial statements as of and for the fiscal year ended June 30, 2008 and 2007 reflect the impact of SFAS 123 (R).  Stock-based compensation expense recognized under SFAS 123 (R) for the fiscal year ended June 30, 2008 was $66,593 and for the fiscal year ended June 30, 2007 was $46,875, and related to employee stock options issued during those fiscal years.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  Stock-based compensation expense recognized in our Statements of Operations for the fiscal years ended June 30, 2008 and 2007 only include compensation expense for share-based payment awards granted, but not yet vested after July 1, 2005, and are based on the grant date fair value estimated in accordance with SFAS 123 (R).

Stock-based compensation expense recognized in our Statements of Operations for fiscal year ended June 30, 2008 and 2007 assume all awards will vest, therefore no reduction has been made for estimated forfeitures.

q.      Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  Advertising expense for the years ended June 30, 2008 and 2007 was $nil and $nil, respectively.

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

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

t.	Reclassification of Prior Year Balances

Certain reclassifications have been made to the 2007 financial statements in order for them to conform to the classifications used for the 2008 financial statements.

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

Management’s estimates of sodium bicarbonate prices and other factors are subject to risks and uncertainties of change affecting the recoverability of our investment in various projects.  Although management believes it has made a reasonable estimate of these factors based on current conditions and information, it is reasonably possible that changes could occur in the near term which could adversely affect management’s estimate of net cash flows expected to be generated and the need for asset impairment write-downs.

The Company has hired expert appraisers to assess the fair market value of the Company’s assets.  These fair market valuations are compared against the cost basis of the Company’s asset to further determine if any impairment exists.

u.	Acquisition Costs

Acquisition costs are being amortized over a 25 year period.  The Company recorded amortized acquisition expense of $38,977 and $38,978 for the years ended June 30, 2008 and 2007, respectively.

NOTE 2 -	INVENTORIES

Inventories consisted of the following:

	June 30, 2008	June 30, 2007
Raw materials and supplies	$443,276	$368,856
Finished goods	299,484	501,816
	$742,760	$870,672

NOTE 3 -	PREPAID EXPENSES

Prepaid expenses consisted of the following:

	June 30, 2008	June 30, 2007
Prepaid natural gas costs	$243,259	$-
Prepaid construction costs	227,500	227,500
Other prepayments & deposits	23,739	67,391
	$494,498	$294,891

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 4 -	FIXED ASSETS

Fixed assets consist of the following amounts:

	June 30, 2008	June 30, 2007
Property plant and equipment	$12,716,015	$12,509,529
Cavities and well development	8,962,704	7,453,095
Furniture and fixtures	133,312	129,489
Mineral leases	4,167,471	4,167,471
Subtotal	25,979,502	24,259,584
Less accumulated depreciation and amortization	(6,486,448)	(4,788,786)
Total	$19,493,054	$19,470,798

Depreciation and amortization expense for the years ended June 30, 2008 and 2007 was $1,697,662 and $1,194,179 respectively.

NOTE 5 -	PATENTS

Patents consisted of the following:
	June 30, 2008	June 30, 2007
Patents acquired from IMC at fair value	$50,000	$50,000
Less accumulated amortization	(23,762)	(19,455)
Net Patents	$26,238	$30,545

The patents are being amortized on a straight line basis over a period of the remaining life of the patent up to 20 years.  Amortization expense for the years ended June 30, 2008 and 2007 was $4,307 and $4,469, respectively.  The amortization expenses to be recognized over the next five years are as follows:

Fiscal Year	Amount
2009	$3,352
2010	3,352
2011	3,352
2012	3,352
2013 and subsequent	12,830
Total	$26,238

NOTE 6 -	ROCK SCHOOL LEASE AND WELL COSTS

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
June 30, 2008 and 2007

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

The Company entered into a Design/Build agreement on May 14, 1999 with a Delaware corporation doing business as U.S. Filter Corporation and HPD Products (US Filter) to design, manage and construct a sodium bicarbonate solution mining and production plant for an amount not to exceed $33,200,000.  The agreement was not completed although engineering drawings were prepared and some equipment constructed.  As of June 30, 2004 the Company had the drawings valued at $2,800,000 and the equipment valued at $4,700,000.  The Company performed an impairment analysis on these assets and determined an impairment charge on the equipment in fiscal year 2005 of $458,087.  The Company also placed $80,093 of the equipment in service during the year which resulted in a $4,161,820 value being recorded on the books as of June 30, 2005.  During fiscal year 2006 the Company placed $44,697 of the equipment in service and completed an impairment analysis which resulted in an impairment of $924,000 on the engineering drawings and $919,281 on the equipment, leaving a $1,876,000 and a $3,197,842 account balance being recorded on the books as of June 30, 2006.  During fiscal years 2007 and 2008 no equipment was placed in service and no impairment recorded on these assets.  Therefore, no changes were made to the account balances as at June 30, 2008.  The equipment is being held in storage until it is brought into service.

NOTE 8 -	ROYALTIES PAYABLE

Royalties payable consist of amounts owed to Kinder and the Bureau of Land Management as at June 30, 2007.  They represent the amount of minimum guaranteed royalties payable (Note 6) due to Kinder and the monthly royalties due to the BLM.  The balance due at June 30, 2008 and 2007 was $971,760 and $871,789, respectively.  Royalty expense for the years ended June 30, 2008 and 2007 was $357,717 and $408,839, respectively.

NOTE 9 -	ACCRUED EXPENSES

Accrued expenses comprise the following:

	June 30, 2008	June 30, 2007
Salaries and wages	$294,729	$316,984
Judgment payable (Hudson)	-	300,000
Freight	34,628	57,894
Property tax	225,180	68,045
Employment taxes	1,016,279	864,398
Other	31,499	18,671
Total	$1,602,315	$1,625,992

On August 16, 2002, the Colorado District Court for Arapahoe County, Colorado (Civil Action No. 99-CV-2207) entered judgment for Marvin Hudson, a former officer and employee of the Company in the amount of $374,100 with 8% interest payable on $322,900 of that amount.  The judgment was settled in August 2007 for $300,000 paid in cash.

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 10 -	DUE TO RELATED PARTIES

Accrued liabilities due to related parties comprise the following:
	June 30, 2008	June 30, 2007
Accrued officer and director compensation, expenses and advances	$1,339,789	$1,042,670
Accrued interest on Series A Debenture secured promissory notes	384,053	705,737
Accrued interest on Series C Debenture secured promissory note	297,553	182,344
Provision for accrued but unpaid interest due on Jacqueline Badger Mars Trust promissory notes	-	242,100
Accrued interest and contingent interest due on various promissory notes and debentures issued to Sentient entities	49,905,694	-
Accrued interest on promissory note due to an accredited related party investor	25,810	333
Unsecured advance repayable to Jacqueline Badger Mars	-	6,827
	$51,952,899	$2,180,011

Accrued directors fees and officer and director compensation also includes interest expense totaling $138,396 for the year ended June 30, 2008 accrued on unpaid loan account balances.  Interest expense of $133,454 was included in the year ended June 30, 2007.

Notes payable to related parties comprise the following:

	June 30, 2008	June 30, 2007
Note and interest payable to Jacqueline Badger Mars Trust; principal and interest due December 31, 2005; interest at 7%; unsecured	$-	$469,628
Various guaranty promissory notes payable to Jacqueline Badger Mars Trust due December 31, 2005; Interest at various rates between 4.5% and 4.99%; unsecured	-	1,907,227
Various guaranty promissory notes acquired by Sentient Entities from Jacqueline Badger Mars Trust due December 31, 2005; Interest at various rates between 4.5% and 4.99%; unsecured	2,443,387	-
NSHI Series A Secured 10% Debentures payable to the Sentient Entities due September 30, 2005	5,750,000	5,000,000
NSHI Secured Subordinated Series B1 Debentures payable to the Sentient Entities due February 19, 2008; interest at 34.8766%	11,300,000	11,300,000
Various unsecured promissory notes payable to Sentient Entities at 6% interest due October 31, 2008	1,845,552	-
Secured notes payable to accredited related party investors; 10% interest payable quarterly; due September 30, 2005	2,000,000	2,000,000
Unsecured promissory note payable to an accredited related party investor due July 31, 2008; interest at 12%	200,000	200,000

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 10 -	DUE TO RELATED PARTIES (Continued)

	June 30, 2008	June 30, 2007
Series C Debenture Secured Promissory Note payable to an accredited related party investor; due March 19, 2008; interest at 13.5%	$853,400	$853,400
Total related party notes payable	24,392,339	21,730,255
Less current portion	24,392,339	21,730,255
Total related party notes payable long term	$-	$-

NOTE 11 -	NOTES PAYABLE

Notes payable comprise the following:

	June 30, 2008	June 30, 2007

NSHI Series A Secured 10% Debentures payable to payable quarterly; due September 30, 2005	$2,250,000	$2,250,000
AmerAlia Series C Debenture Secured Promissory note payable to an accredited investor, due March 19, 2008	1,464,292	1,464,292
Wells Fargo factoring facility with fees payable according to time taken to collect each receivable	1,842,563	1,230,723
Note payable to financial institution; principal and interest due June 30, 2006;interest at 7.22% at June 30, 2006;secured by a related party guaranty agreement	-	9,921,583
Note payable to equipment manufacturer, unsecured, interest only at 8% payable on March 31, of each year, entire principal due December 31, 2005.	-	1,200,000
Note payable to an investor, on call at 4.5%	100,000	100,000
Note payable to McFarland Dewey Securities Co; unsecured, interest at 4%; due May 18, 2004	18,000	18,000
Motor vehicle loans at 0.9% p.a. interest due February and March 2009 secured by motor vehicles	46,669	44,623
Note payable to investor; unsecured, due on demand; at 10% interest.	4,000	4,000
Total notes payable	5,725,524	16,233,221
Less current portion	5,709,963	16,214,540
Total long-term debt	$15,561	$18,681

The aggregate principal maturities of notes payable at June 30, 2008 are as follows:

Fiscal Year	Amount
2009	$5,709,963
2010	15,561
2011	-
2012	-
Total	$5,725,524

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

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 12 -	CAPITAL LEASE OBLIGATIONS

	June 30, 2008	June 30, 2007

Total minimum lease payments	$71,619	$130,873
Less interest and taxes	(3,509)	(10,968)
Present value of net minimum lease payments	68,110	119,905
Less current portion	(64,674)	(55,847)
Long-term portion of capital lease obligations	$3,436	$64,058

The aggregate principal maturities of capital leases at June 30, 2008 are as follows:

Year ended June 30	Amount

2009	$64,674
2010	3,436
Total	$68,110

NOTE 13 -	ASSET RETIREMENT OBLIGATION

The asset retirement obligation (ARO) represents the estimated current fair value of the costs to plug the wells, remove buildings and return the site to its natural condition.  The Company recorded the fair value of the ARO at the date of the purchase of the assets and liabilities of White River and is accreting the balance at the current inflation rate of 3%.  The ARO value at June 30, 2008 is $1,036,640, an increase of $138,640 on the previous year’s balance of $898,000.  An amount of $26,940 was added to the prior year’s balance for accretion, $142,045 was added as an estimate of additional reclamation costs and $30,345 was expended in reclamation activities.

NOTE 14 -	OPERATING LEASES

The Company has signed six leases for a total of 46 railway hopper cars.  Three of these leases terminate in September 2010, one terminates in November 2008, one terminates in December 2009 and the other terminates in June 2010.  These leases require monthly payments of $385 to $540 per car.  The Company has signed a lease for a 29,988 square foot warehouse in Rifle, Colorado.  The lease terminates May 2009 and requires monthly payments of $10,239, increasing by 3% in January of each year.

The following is a schedule of future minimum lease payments required by the non-cancellable operating lease agreements at June 30, 2008:

Year ended June 30	Amount

2009	$241,550
2010	192,300
2011	32,400
Total	$466,250

The rental expense component of these lease payments was $475,279 for financial year 2008 and $477,855 for financial year 2007.

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 15 -	OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS

As a result of applying SFAS No. 123(R) to stock options granted to board members, the Company recorded expenses of $66,593 and $46,875 for the year ended June 30, 2008 and 2007, respectively. These expenses are included in the selling, general and administrative amount in the statement of operations.

Under FASB Statement 123(R), the Company estimated the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for each of the grants, respectively; dividend yield of zero percent for all years; expected volatility of 165.59% and 170.53%; risk-free interest rates of 4.500% and 4.375% and expected lives of 3.0 years.

A summary of the status of the Company’s stock options and warrants as of June 30, 2007 and changes during the year ended June 30, 2008 is presented below:

		Weighted
	Options,	Average
	Warrants	Exercise
	and SAR’s	Price
Outstanding, June 30, 2007	3,615,000	$0.96
Granted	187,500	$0.40
Expired/Canceled	(37,500)	$0.54
Exercised	(150,000)	$0.54
Outstanding, June 30, 2008	3,615,000	$1.01
Exercisable, June 30, 2008	3,615,000	$1.01

The following summarizes the exercise price per share and expiration date of the Company's outstanding options and warrants to purchase common stock at June 30, 2008:

Expiration Date	Price	Number
March 19, 2009	$1.00	2,500,000
April 18, 2009	$0.71	540,000
April 18, 2009	$3.00	200,000
June 30, 2009	$0.42	187,500
June 30, 2010	$0.40	187,500
		3,615,000

During the year ended June 30, 2008, 187,500 options were granted and we issued 59,070 shares to non-executive directors pursuant to the net exercise provisions of their option agreements over 187,500 shares.

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
June 30, 2008 and 2007

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

2.	Starting January 1, 1996, the establishment of a consulting arrangement between Kinder and the Company providing for an annual consulting fee of $25,000 payable monthly in arrears.

Minimum amounts due are as follows:

Year ended June 30	Amount
2009	$100,000
2010	100,000
2011	100,000
2012	100,000
Total	$400,000

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

There are 82 shares of Series E preferred stock outstanding at June 30, 2008 and 2007 which carry a 10% dividend payable quarterly when declared by the directors of the Company. Each share of the preferred stock was convertible into 1,000 shares of common stock until October 31, 2000.  Since October 31, 2000 the 82 shares have not been convertible into common stock and have no voting rights.

NOTE 18 -	OFFICER COMPENSATION

At June 30, 2008 accrued unpaid compensation, interest, expenses and advances to the company of $219,065 and $616,342 were due to Bill H. Gunn and Robert van Mourik respectively (at June 30, 2007: $243,661 and $430,518, respectively).  These amounts also include $14,000 director’s fees due annually.  During the year ended June 30, 2008, Mr. Gunn received $214,000 for his salary and directors fees and a further $43,206 of his accrued compensation.  All of Mr. van Mourik’s salary and director’s fees of $164,000 was accrued with no payments made on the amounts in the fiscal year ending June 30, 2008.  During the year ended June 30, 2007, Mr. Gunn received all his salary and directors fees and $11,045 that had previously been accrued.  Mr. van Mourik received all his salary and directors fees and $73,369 that had previously been accrued.

Mr. Bill H. Gunn is Chairman and President of AmerAlia, and Mr. Robert van Mourik is Executive Vice President, Chief Financial Officer, Secretary and Treasurer.

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 19 -	GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has had no significant operations since inception.  As reported in the financial statements, the Company has an accumulated deficit of approximately $67 million as of June 30, 2008. The Company has not yet established revenues sufficient to cover its operating costs, which creates doubt as to whether it can continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.  In order to continue as a going concern, the Company will have to refinance its debt due to the Sentient Entities and secure additional capital resources.

On October 31, 2008 the Company completed the first stage of a Restructuring Agreement with the Sentient Entities as discussed more fully in Note 22 “Subsequent Events”.  Under this agreement Sentient exchanged all its various promissory notes, debentures, rights to interest and it 53.5% share of NSI for 82% of the equity of NSHI and shares of the Company.  Sentient also subscribed $5,500,000 in cash for additional shares of the Company’s common stock and certain officers, directors and creditors exchanged obligations due to them for shares.  Consequently, many creditors have been repaid.  The Amendment to the Restructuring Agreement also provides for a second closing to be held December 5, 2008 or such other time as the parties agree when Sentient will purchase an additional 12,149,628 shares of AmerAlia Common Stock for $4,373,866.  The Company anticipates this will occur following the filing of the Company’s annual report on Form 10-KSB for the year ended June 30, 2008.

The ability of the Company to continue as a going concern is dependent upon its ability to raise sufficient capital to sustain its investment in NSHI and meet its operating expenses.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 20 -	EXCHANGE AND ISSUANCE OF NSI COMMON STOCK FOR DEBT OBLIGATIONS AND RELATED “MINORITY INTEREST”

In May 2007, Sentient I exercised its right to convert $1,000,000 of working capital loans together with $630,563 of accrued interest in exchange for newly issued shares of NSI shares of common stock representing a 4.5% ownership in NSI. In addition, also in May 2007, Sentient I exercised its right to convert $9,700,000 of NSHI Series B2 Convertible Secured Debentures along with related accrued interest totaling $2,063,080 into NSI common stock held by NSHI representing 49% of the ownership of NSI. These transactions resulted in a combined loss on settlement of debt obligations when compared to the net book value of NSI at the date of the transaction. These transactions resulted in a “Minority Interest” value of $15,225,943.  Coupled with the $42,121 “Minority Interest” portion of the net loss from the date of the transactions through June 30, 2007, the ending “Minority Interest” value was $15,183,822 at June 30, 2007.  The change in minority interest for the fiscal year ended June 30, 2008 was $193,163 which is the net effect of a capital contribution of $535,000 from the majority interest less its share of the income of $341,837 resulting in an ending “Minority Interest” value of $15,376,985 at June 30, 2008.

NOTE 21 -	INCOME TAXES

The Financial Accounting Standards Board ("FASB") has issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No.109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-like1y-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of FIN 48, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FIN 48.

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 21 -	INCOME TAXES (Continued)

At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of June 30, 2008, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of Colorado. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

NOTE 22 -	SUBSEQUENT EVENTS

On July 1, 2008 the Company granted options to Non-executive Directors to acquire 187,500 shares at $0.88 per share until June 30, 2011 in accordance with the 2001 Directors’ Incentive Plan.

In September 2008 the Company issued 1,402,000 shares of restricted common stock to holders of Series C Debenture secured promissory notes in satisfaction and cancellation of such notes and accrued interest with a total value of $3,311,367.  One of the holders was a related party.

On September 25, 2008 AmerAlia, NSHI and its currently 46.5% owned subsidiary, NSI; Bill H. Gunn and Robert van Mourik, Directors and executive officers of AmerAlia (collectively the “AmerAlia parties”) entered into a Restructuring Agreement with the Sentient Entities..

On October 31, 2008 the AmerAlia Parties and the Sentient Entities completed an Amendment to the Restructuring Agreement.  As a result of the amendment, the restructuring transaction was divided into two closings.  In accordance with the amended agreement the first closing occurred as of October 31, 2008.  Prior to the first closing, the Sentient Entities transferred their various interests to Sentient.  In the first closing:

1.
Sentient exchanged all its NSHI Secured Series A and B1 debentures, accrued interest and rights to contingent interest thereon, its one share of NSHI common stock and its 53.5% of the common stock of NSI for 82% of the issued common stock of NSHI.

2.
AmerAlia exchanged its NSHI Series A and C Debentures, accrued interest thereon and its NSHI preferred stock for 12.9% of the issued common stock of NSHI, giving AmerAlia an aggregate ownership position in NSHI of 18%.

3.	Intercompany loans between AmerAlia and NSHI were extinguished.

4.	Sentient received an aggregate of 27,875,047 shares of AmerAlia common stock as follows:
(a)	15,277,778 shares of AmerAlia common stock for a total purchase price of $5,500,000;
(b)	6,619,469 shares in satisfaction of various promissory notes and
(c)	5,977,800 shares in satisfaction of debts, rights and obligations acquired from the Jacqueline Badger Mars Trust in August 2007.

5.
Officers, Directors and holders of Series A Debenture Secured Promissory Notes (the “Notes” or individually a “Note” as applicable) subscribed for shares of AmerAlia Common Stock in satisfaction of Notes, unsecured notes and accrued compensation as follows:

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2008 and 2007

NOTE 22 -	SUBSEQUENT EVENTS (Continued)

Shareholder	Relationship	Number of Shares	Consideration
Bill H Gunn	Chairman & CEO	700,000	$252,000
Robert van Mourik	Director, EVP & CFO	250,000	90,000
James V Riley Trust	Affiliate of
	James V. Riley, Director	1,583,333	570,000
J. Jeffrey Geldermann	Director	1,003,400	361,224
Karen O. Woolard Trust	Affiliate of Robert C.
	Woolard, Director	925,000	333,000
Glendower Investments	Affiliate of Neil E.
Pty Ltd	Summerson, Director	153,000	55,080
Geoffrey C. Murphy	Director	486,125	175,005
TOTALS:		5,100,858	$1,536,309

In addition, other holders of the Notes acquired 2,433,706 shares for $876,134.

Following the first closing, Sentient no longer holds any debt in either AmerAlia or NSHI.  All Series A Debentures, Series B1 Debentures and Series C Debentures issued by NSHI were cancelled.  Following the first closing NSI is again a wholly-owned subsidiary of NSHI.

The Amendment to the Restructuring Agreement also provides for a second closing to occur on or before December 5, 2008 or such other time as the parties agree.  At the second closing Sentient will purchase an additional 12,149,628 shares of AmerAlia Common Stock for $4,373,866.  The proceeds from the second closing will be used in the following priority: (a) as a working capital reserve for AmerAlia of $1,000,000 (b) as a reserve solely to fund AmerAlia’s share of previously discussed capital calls of NSHI, AmerAlia’s share of which is $2,880,000, and additional working capital for AmerAlia.  In addition, until the second closing and subject to certain restrictions, AmerAlia will have the right to sell up to 1,895,708 shares for a total purchase price of $682,455 to Sentient for the purpose of providing additional working capital for AmerAlia.  Such shares would reduce Sentient’s option to purchase up to 5,500,000 shares of AmerAlia common stock within the next three years.

Following the restructuring, Sentient beneficially owns 66% of the Company’s common stock, resulting in a change of control of the Company and restrictions on the Company’s use of its net operating loss carryforwards.  In addition, pursuant to the Restructuring Agreement, Sentient has the right to nominate Peter Cassidy and up to three additional suitably qualified persons for election by the shareholders as directors of AmerAlia.