Form 10-Q
period 2008-09-30
AMERALIA INC
filed 2008-12-31
CIK 811419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2008
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
Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”. “accelerated filer” and “smaller reporting company’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No  ☒

As of December 29, 2008, the number of shares outstanding of the company's $.01 par value common stock was 54,110,318.

AMERALIA, INC.

INDEX TO FORM 10-QSB

Index

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

	September 30, 2008	June 30, 2008
	(Unaudited)	(Audited)

CURRENT ASSETS
Cash	$154,055	$43,374
Accounts receivable, net	3,436,819	2,898,121
Inventories	838,187	742,760
Prepaid expenses	365,557	494,498
Total Current Assets	4,794,618	4,178,753

FIXED ASSETS
Property plant and equipment, net	9,293,294	9,463,356
Cavities and well development, net	5,514,360	5,862,227
Mineral leases	4,167,471	4,167,471
Total Fixed Assets	18,975,125	19,493,054

OTHER ASSETS
Water rights	3,150,582	3,150,582
Patents	25,400	26,238
Well and well development RSL	595,000	595,000
Engineering drawings	1,876,000	1,876,000
Equipment held and not yet placed in service	3,197,842	3,197,842
Deferred financing and acquisition costs	761,072	770,816
Rock School Lease and reserves	3,300,000	3,300,000
Deposits and bonds	11,000	12,000
Restricted funds	1,122,843	1,122,843
Total Other Assets	14,039,739	14,051,321

TOTAL ASSETS	$37,809,482	$37,723,128

The accompanying notes are an integral part of these consolidated financial statements.

Index

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	September 30, 2008	June 30, 2008
	(Unaudited)	(Audited)

CURRENT LIABILITIES
Accounts payable	$2,288,077	$2,594,453
Bank overdraft	-	54,331
Royalties payable	991,358	971,760
Accrued expenses	1,540,944	1,602,315
Accrued expenses due to related parties	55,961,976	51,952,899
Current portion of notes payable to related parties	23,991,387	24,392,339
Notes payable, current portion	4,434,565	5,709,963
Capital leases payable	44,556	64,674
Interest payable	570,945	1,007,274
Total Current Liabilities	89,823,808	88,350,008

LONG TERM LIABILITIES
Notes payable	12,449	15,561
Capital lease obligations	1,732	3,436
Asset retirement obligations	888,480	1,036,640
Total Long Term Liabilities	902,661	1,055,637

TOTAL LIABILITIES	90,726,469	89,405,645

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	15,523,209	15,376,985

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.05 par value; 1,000,000 authorized; 82 issued and outstanding	4	4
Common stock, $0.01 par value; 100,000,000 shares authorized; 18,700,707 issued and outstanding	187,007	172,985
Additional paid-in capital	40,471,219	38,159,742
Accumulated deficit	(109,098,426)	(105,392,233)
Total Stockholders' Equity (Deficit)	(68,440,196)	(67,059,502)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,809,482	$37,723,128

The accompanying notes are an integral part of these consolidated financial statements.

Index

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the three months ended September 30,
	2008	2007

REVENUES	$4,851,389	$4,212,711

COST OF GOODS SOLD	3,801,079	3,441,720

GROSS PROFIT	1,050,310	770,991

EXPENSES
General and administrative	286,435	275,427
Depreciation and amortization expense	680,315	354,598

Total Expenses	966,750	630,025

INCOME FROM OPERATIONS	83,560	140,966

OTHER INCOME (EXPENSE)
Interest income	794	1,230
Other income	11,025	-
Gain on settlement of debt	1,591,650	-
Other financing costs	(209,449)	-
Interest expense	(5,037,549)	(981,602)

Total Other Income (Expense)	(3,643,529)	(980,372)

LOSS BEFORE MINORITY INTEREST AND INCOME TAX EXPENSE	(3,559,969)	(839,406)

Minority interest in net profit of subsidiary	(146,224)	(176,281)

LOSS BEFORE INCOME TAX EXPENSE	(3,706,193)	(1,015,687)

Income tax expense	-	-

NET LOSS	$(3,706,193)	$(1,015,687)

BASIC LOSS PER SHARE	$(0.21)	$(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,496,644	17,239,437

The accompanying notes are an integral part of these consolidated financial statements.

Index

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity (Deficit)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit

Balance, June 30, 2008	82	$4	17,298,507	$172,985	$38,159,742	$(105,392,233)

Fair value of options granted (unaudited)	-	-	-	-	69,142	-

Gain on settlement of related party debts (unaudited)	-	-	495,820	4,958	292,534	-

Related party contribution to capital on debt settlement (unaudited)	-	-	-	-	1,415,037	-

Shares issued to settle debt Obligations (unaudited)	-	-	906,380	9,064	534,764	-

Net loss for the three months ended Sept. 30, 2008 (unaudited)	-	-	-	-	-	(3,706,193)
Balance, September 30,2008 (unaudited)	82	$4	18,700,707	$187,007	$40,471,219	$(109,098,426)

The accompanying notes are an integral part of these consolidated financial statements.

Index

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(3,706,193)	$(1,015,687)
Adjustments to reconcile net loss to net cash used by operating activities:
Fair value of options granted	69,142	66,592
Depreciation and amortization	680,315	354,598
Amortization of debt discount	209,449	-
Gain on settlement of debt	(1,591,650)	-
Minority interest in net income	146,224	176,281
Change in Operating Assets and Liabilities:
(Increase) in restricted funds	-	(960,480)
(Increase) in accounts receivable	(242,561)	(19,509)
(Increase) decrease in inventory	(95,427)	57,193
(Increase) decrease in prepaid expenses	128,941	(130,409)
(Decrease) in accounts and royalties payable	(534,204)	(460,343)
Increase in accrued expenses due to related parties	4,868,206	709,244
(Decrease) in accrued expenses	(61,371)	(228,926)
Increase in interest payable	134,857	177,633

Net Cash (Used in) Operating Activities	5,728	(1,273,813)

CASH FLOWS FROM INVESTING ACTIVITIES

Cavities and well development	(43,590)	(85,309)
Purchase of property and equipment	(7,949)	(4,430)

Net Cash (Used in) Investing Activities	(51,539)	(89,739)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in bank overdraft	(54,331)	94,464
Payments on capital leases	(21,822)	(12,037)
Proceeds from notes payable	-	960,480
Payments on debt	(10,355)	(36,494)
Proceeds from related party notes payable	243,000	350,000

Net Cash Provided by (Used in) Financing Activities	156,492	1,356,413

NET INCREASE (DECREASE) IN CASH	110,681	(7,139)

CASH AT BEGINNING OF YEAR	43,374	10,968

CASH AT END OF YEAR	$154,055	$3,829

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

Income taxes	$-	$-
Interest	$106,835	$120,091

The accompanying notes are an integral part of these consolidated financial statements.

Index

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2008

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements present the consolidated financial position, results of operations and cash flows of AmerAlia, its then wholly owned subsidiary, Natural Soda Holdings, Inc. (“NSHI”) and its 46.5% owned subsidiary, Natural Soda, Inc. (“NSI”).  Collectively, they are referred to herein as “the Company”.  Although AmerAlia’s ownership interest in NSI is less than 50% as discussed and disclosed in our 2008 annual report on Form 10-KSB, the financial position, operations and cash flows of NSI have been included in the consolidated financial statements primarily because NSI represents AmerAlia’s principle business activity; the management and oversight of NSI and its operations remain unchanged under the direction of the officers and directors of AmerAlia; and consolidation of NSI is more informative to the reader of the consolidated financial statements.  The “Minority Interest” ownership of the Sentient Entities in NSI has been reflected separately in the consolidated balance sheets along with its “Minority Interest” share of income and loss from operations.  All material inter-company accounts and transactions have been eliminated in the consolidation accounts.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its Annual Report on Form 10-KSB for the year ended June 30, 2008.  Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009.

NOTE 2 -	GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in the financial statements, the Company has an accumulated deficit of approximately $109 million as of September 30, 2008. The Company has not yet established revenues from operations sufficient to cover its operating costs, which creates substantial doubt as to whether it can continue as a going concern.

The ability of the Company to continue as a going concern is dependent on obtaining adequate capital to fund operating losses.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.  In order to continue as a going concern, the Company will have to refinance its debt due to the Sentient Entities and secure additional capital resources.

On October 31, 2008 the Company completed the first stage of a Restructuring Agreement with the Sentient Entities as discussed more fully in Note 5 “Subsequent Events”.  Under this agreement Sentient exchanged all its various promissory notes, debentures, rights to interest and it 53.5% share of NSI for 82% of the equity of NSHI and shares of the Company.  Sentient also subscribed $5,500,000 in cash for additional shares of the Company’s common stock and certain officers, directors and creditors exchanged obligations due to them for shares.  Consequently, many creditors have been repaid.  The Amendment to the Restructuring Agreement also provides for a second closing to be held December 5, 2008 or such other time as the parties agree when Sentient will purchase an additional 12,149,628 shares of AmerAlia Common Stock for $4,373,866.  The Company anticipates this will occur following the filing of the Company’s annual report on Form 10-KSB for the year ended June 30, 2008 and its filing on Form 10-Q for the quarter ended September 30, 2008.

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
September 30, 2008

NOTE 3 -	OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS

During the three months ended September 30, 2008, the Company granted options to purchase 187,500 shares of the Company’s common stock.  Under the shareholder approved 2001 Directors’ Incentive Plan, each director (who is not an employee or officer) is granted an option to purchase 75,000 shares of AmerAlia common stock when joining the Board of Directors.  In addition, options to purchase 37,500 shares of AmerAlia common stock are granted to each such director sitting at July 1 of each year.  The exercise price for these options is the average market price during the month preceding each grant date, and the options have a three-year term.  All options under this plan are exercisable six months after the date of grant.

As a result of applying SFAS No. 123(R) to these stock options granted to board members, the Company recorded an expense of $69,142 for the quarter ended September 30, 2008.  This expense is included in the general and administrative amount of the statement of operations.   Under FASB Statement 123, the Company estimates the fair value of each stock option award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: dividend yield of zero percent for all years; expected volatility of 172.58%, risk-free interest rate of 2.50 percent and expected life of 3.0 years.  A summary of the status of the Company’s stock options and warrants as of June 30, 2008 and changes during the three months ended September 30, 2008 is presented below:

	Options, Warrants and SARs	Weighted Average Exercise Price
Outstanding June 30, 2008	3,615,000	$1.01
Granted	187,500	$0.88
Expired/Cancelled	-	-
Exercised	-	-
Outstanding September 30, 2008	3,802,500	$1.00
Vested, September 30, 2008	3,615,000	$1.01

The following summarizes the exercise price per share and expiration date of the Company's outstanding options and warrants to purchase AmerAlia common stock at September 30, 2008:

Expiration Date	Price	Number

March 19, 2009	$1.00	2,500,000
April 18, 2009	$0.71	540,000
April 18, 2009	$3.00	200,000
June 30, 2009	$0.42	187,500
June 30, 2010	$0.40	187,500
June 30, 2011	$0.88	187,500
		3,802,500

NOTE 4 -	SIGNIFICANT EVENTS

In June 2008 a promissory note with a principal value of $1,200,000 previously due to HPD was acquired by the Sentient Entities.  Under the Restructuring Agreement discussed below, Sentient agreed to accept interest at the rate of 6% per year on the note from June 20, 2008, the acquisition date.  The Company had previously provided for interest payable to HPD.  As a result of the acquisition and by agreement with the related party, this interest provision was extinguished.  Consequently, a gain on the forgiveness of debt of $536,640 was recorded as a contribution to capital.

In September 2008 the Company issued 1,402,000 shares of restricted common stock to holders of Series C Debenture secured promissory notes in satisfaction and cancellation of such notes and accrued interest with a total value of $3,311,367.  One of the holders was a related party.  Consequently, the gain on cancellation of debt resulted in a contribution to capital of $878,397 and the issue of 495,820 shares of the Company’s common stock valued at $297,492.  The other holder, an accredited investor accepted 906,380 shares of the Company’s common stock valued at $543,828 and the company recorded a gain on settlement of debt of $1,591,650.

Index

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2008

NOTE 5 -	SUBSEQUENT EVENTS

On September 25, 2008 AmerAlia, NSHI and its then currently 46.5% owned subsidiary, NSI; Bill H. Gunn and Robert van Mourik, Directors and executive officers of AmerAlia (collectively the “AmerAlia parties”) entered into a Restructuring Agreement with the Sentient Entities.

On October 31, 2008 the AmerAlia Parties and the Sentient Entities completed an Amendment to the Restructuring Agreement.  As a result of the amendment, the restructuring transaction was divided into two closings.  In accordance with the amended agreement the first closing occurred as of October 31, 2008.  Prior to the first closing, the Sentient Entities transferred their various interests to Sentient USA Resources Fund, L.P. (“Sentient”).  In the first closing:

1.
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

5.
Officers, Directors and holders of Series A Debenture Secured Promissory Notes (the “Notes”) acquired shares of AmerAlia Common Stock in satisfaction of Notes, unsecured notes and accrued compensation as follows:

Shareholder	Relationship	Number of Shares	Consideration
Bill H Gunn	Chairman & CEO	700,000	$252,000
Robert van Mourik	Director, EVP & CFO	250,000	90,000
James V Riley Trust	Affiliate of James V. Riley, Director	1,583,333	570,000
J. Jeffrey Geldermann	Director	1,003,400	361,224
Karen O. Woolard Trust	Affiliate of Robert C. Woolard, Director	925,000	333,000
Glendower Investments Pty Ltd	Affiliate of Neil E. Summerson, Director	153,000	55,080
Geoffrey C. Murphy	Director	486,125	175,005
TOTALS:		5,100,858	$1,536,309

In addition, other holders of the Notes acquired 2,433,706 shares for $876,134.

Index

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2008

NOTE 5 -	SUBSEQUENT EVENTS (Continued)

Following the first closing, Sentient no longer holds any debt in either AmerAlia or NSHI.  All Series A Debentures, Series B1 Debentures and Series C Debentures issued by NSHI were cancelled.  Following the first closing NSI is again a wholly-owned subsidiary of NSHI.

The Amendment to the Restructuring Agreement also provides for a second closing to occur on or before December 5, 2008 or such other time as the parties agree.  We anticipate this will occur following the filing of the September 30, 2008 quarterly report on Form 10-Q.  At the second closing Sentient will purchase an additional 12,149,628 shares of AmerAlia Common Stock for $4,373,866.  The proceeds from the second closing will be used in the following priority: (a) as a working capital reserve for AmerAlia of $1,000,000 (b) as a reserve solely to fund AmerAlia’s share of previously discussed capital calls of NSHI, AmerAlia’s share of which is $2,880,000, and additional working capital for AmerAlia.  In addition, until the second closing and subject to certain restrictions, AmerAlia will have the right to sell up to 1,895,708 shares for a total purchase price of $682,455 to Sentient for the purpose of providing additional working capital for AmerAlia.  Such shares would reduce Sentient’s option to purchase up to 5,500,000 shares of AmerAlia common stock within the next three years.

Following the first closing of the restructuring, Sentient now owns 66% of the Company’s common stock which resulted in a change of control of the Company and restrictions on the Company’s use of its net operating loss carryforwards.  In addition, pursuant to the Restructuring Agreement, Sentient has the right to nominate Peter Cassidy and up to three additional suitably qualified persons for election by the shareholders as directors of AmerAlia.

Index

AMERALIA, INC.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties regarding the intent, belief or current expectations of us, our directors or our officers.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks we outline from time to time in other reports we file with the Securities and Exchange Commission (the “SEC”) including our Annual Report on Form 10-KSB.  These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

As discussed elsewhere in our annual report on Form 10-KSB for the year ended June 30, 2008, the recovery of sodium products from the sodium leases is governed by a BLM approved mine plan.  Sodium bicarbonate is presently being recovered from three cavities denominated as 5H, 6H and 7H for which we have authority to recover up to 300,000 tons of sodium bicarbonate.  Cavity 7H has an allocation of 175,000 tons but full extraction will be limited until full communication is established between injection and recovery wells in that cavity.  The 5H and 6H cavities are joined and share one injection well and two recovery wells while 7H has one injection and one active recovery well which we also use to recover from 6H.  At current production rates the plant will require two new cavities to be drilled within the next two years.

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

Our gross revenue of $4,851,389 for the September 2008 quarter was 15.2% higher than the $4,212,711 earned in the comparable quarter in the previous year, due to higher sales prices, cost recoveries and higher tonnages of 26,249 in the September 2008 quarter compared with 24,866 in the comparable quarter last year, a 5.6% increase.  Cost of goods sold of $3,801,079 in the September 2008 quarter was 10.4% higher than the comparable period’s $3,441,720 in 2007 due to higher distribution and plant operating costs.  The resulting gross profit of $1,050,310 in the September 2008 quarter represented a 36.2% increase on the gross profit of $770,991 in the comparable period in 2007.  General and administrative expenses were 4.0% higher than the comparable period; $286,435 in the September 2008 quarter compared with $275,427 in the comparable period in 2007.  However, depreciation, amortization and accretion expenses were 91.9% higher at $680,315 in the September 2008 quarter compared with $354,598 in the comparable period in 2007 because during the December quarter last year we commenced recognizing higher amortization costs of our well field capital expenditures as a result of amortising construction in progress expenditures subsequently placed in service.  Consequently, the profit from operations of $83,560 in the September 2008 quarter represented a 40.7% decrease from the comparable period’s profit of $140,966.  Interest expense increased 413% to $5,037,549 in the September 2008 quarter from $981,602 for the September 2007 quarter due to the recognition at maturity of the Series B1 Debentures in February 2008 of an obligation to pay contingent interest.  Our obligation to pay this contingent interest was satisfied in October 2008 upon the closing of our restructuring agreement as discussed more fully in this report.   In September, we issued 906,380 shares of the Company’s common stock to satisfy promissory notes held by an accredited investor.  This resulted in a contribution to capital of $543,828 and cancellation of debt income of $1,591,650.

Index

AMERALIA, INC.

We also recorded a reduction in our minority interest in NSI of $146,224 compared with $176,281 for the comparable quarter last year.  The resulting net loss was $3,706,193 compared with $1,015,687 in the previous year, an increase of 265%.

As a result of the closing of the first stage of our recent restructuring transaction we have repaid nearly all of our debt so that our interest expense going forward will be considerably lower with its commensurate effect on our profitability.

Liquidity and Capital Resources

In September 2008, in addition to the issue of shares to satisfy a promissory note obligation discussed above,  the Company issued 495,820 shares of restricted common stock to holders of Series C Debenture secured promissory note in satisfaction and cancellation of such notes and accrued interest with a total value of $1,175,889.  As the holder was a related party the gain was recorded as a contribution to capital.  In addition, Sentient’s acquisition of a promissory note previously held by HPD and its agreement to renegotiate the interest payable on the note enabled us to record a contribution to capital of $536,640 as the transaction was agreed with a related party.

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

Index

AMERALIA, INC.

Officers, Directors and holders of Series A Debenture Secured Promissory Notes acquired shares of AmerAlia Common Stock in satisfaction of Notes, unsecured notes and accrued compensation at $0.36 per share to satisfy $1,536,309 of obligations.  In addition, other holders of the Notes acquired 2,433,706 shares for $876,134.

Following the first closing, Sentient no longer holds any debt in either AmerAlia or NSHI.  All Series A Debentures, Series B1 Debentures and Series C Debentures issued by NSHI were cancelled.  Following the first closing NSI is again a wholly-owned subsidiary of NSHI.

The Amendment to the Restructuring Agreement also provides for a second closing to occur on or before December 5, 2008 or such other time as the parties agree.  We anticipate this will occur following the filing of this quarterly report on Form 10-Q.  At the second closing Sentient will purchase an additional 12,149,628 shares of AmerAlia Common Stock for $4,373,866.  The proceeds from the second closing will be used in the following priority: (a) as a working capital reserve for AmerAlia of $1,000,000 (b) as a reserve solely to fund AmerAlia’s share of previously discussed capital calls of NSHI, AmerAlia’s share of which is $2,880,000, and additional working capital for AmerAlia.  In addition, until the second closing and subject to certain restrictions, AmerAlia will have the right to sell up to 1,895,708 shares for a total purchase price of $682,455 to Sentient for the purpose of providing additional working capital for AmerAlia.  Such shares would reduce Sentient’s option to purchase up to 5,500,000 shares of AmerAlia common stock within the next three years.  This option to subscribe for 5,500,000 shares is only to be exercised to resolve obligations of AmerAlia that exist at closing and are not discharged at closing, and then only if the holders of such unpaid obligations pursue or threaten to pursue claims against AmerAlia or its affiliates.

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

During the quarter ended September 30, 2008 we increased our accrued expenses due to related parties by $4,868,206 principally in recognition of the obligation to pay contingent interest on the Series B1 Debentures as discussed above.  This obligation was extinguished on the conversion of the obligations to equity upon the first closing of the restructuring transaction on October 31, 2008. We also sourced funds by reducing prepaid expenses by $128,941, increasing interest payable by $134,857 and we borrowed an additional $243,000 through drawing upon an existing promissory note we’d issued to Sentient in June and increased our factoring facility with the Wells Fargo Bank by $457,368.  We repaid our bank overdraft of $54,331, increased our accounts receivable by $242,561 and inventory by $95,427, reduced our obligations to creditors by $534,204, reduced our accrued expenses by $61,371 and reduced our capital leases by $21,822.  The net increase in cash for the quarter represented $110,681.

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

ITEM 4:	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 and Item 307 of Regulation S-K we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to filing this.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer who concluded that our disclosure controls and procedures are not effective.

Index

AMERALIA, INC.

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
There has been no change in our internal control over financial reporting, except as described above, during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Index

AMERALIA, INC.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 1, 2008 we granted options to acquire 187,500 shares of our common stock at $0.88 per share until June 30, 2011 to our non-executive directors in accordance with the requirements of the Non-Executive Directors Option Plan.

In September 2008, we issued 1,402,200 shares of restricted AmerAlia common stock in satisfaction and cancellation of Series C Debenture secured promissory notes issued by us and accrued interest with a face value of $3,242,672 to three accredited investors.  One of these is an affiliate of one of our directors.

ITEM 6:	EXHIBITS

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

Index

AMERALIA, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 30, 2008	AMERALIA, INC.

By: /s/ Bill H. Gunn
Bill H. Gunn, President