Form 10-Q
period 2008-12-31
AMERALIA INC
filed 2009-02-23
CIK 811419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended December 31, 2008
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

As of February 20, 2009, the number of shares outstanding of the company's $.01 par value common stock was 66,259,946.

AMERALIA, INC.

INDEX TO FORM 10-Q

CLOSING OF RESTRUCTURING AGREEMENT

On October 31, 2008 we completed the first closing of the Restructuring Agreement we had entered into with the Sentient Entities and others as discussed herein.  Consequently, AmerAlia now owns 18% of Natural Soda Holdings, Inc. and its direct subsidiary, Natural Soda, Inc. (collectively “NSHI”).  As a result of the closing of this transaction our financial statements reflect our results on a consolidated basis for the period July 1, 2008 to October 31, 2008.  After October 31, 2008 our financial statements reflect our investment in NSHI using the equity method of accounting.  Under the equity method of accounting, only our investment in and amounts due to and from NSHI are included in our consolidated balance sheet.  As a result, we record an asset on our balance sheet related to our investment in NSHI and any changes to that value are brought to account through our statement of operations.  The financial statements for NSHI are shown in Note 3 to our financial statements.

Index

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheet

ASSETS

	December 31, 2008	June 30, 2008
	(Unaudited)	(Audited)

CURRENT ASSETS
Cash	$4,885,387	$43,374
Accounts receivable, net	-	2,898,121
Inventories	-	742,760
Prepaid expenses	-	494,498
Total Current Assets	4,885,387	4,178,753

FIXED ASSETS
Property plant and equipment, net	-	9,463,356
Cavities and well development, net	-	5,862,227
Mineral leases	-	4,167,471
Total Fixed Assets	-	19,493,054

OTHER ASSETS
Investment in Natural Soda Holdings, Inc.	5,899,450	-
Water rights	-	3,150,582
Patents	-	26,238
Well and well development RSL	-	595,000
Engineering drawings	-	1,876,000
Equipment held and not yet placed in service	-	3,197,842
Deferred financing and acquisition costs	-	770,816
Rock School Lease and reserves	-	3,300,000
Deposits and bonds	-	12,000
Restricted funds	42,863	1,122,843
Total Other Assets	5,942,313	14,051,321

TOTAL ASSETS	$10,827,700	$37,723,128

The accompanying notes are an integral part of these consolidated financial statements.

Index

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Balance Sheet (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	December 31, 2008	June 30, 2008
	(Unaudited)	(Audited)

CURRENT LIABILITIES
Accounts payable	$567,919	$2,594,453
Bank overdraft	-	54,331
Royalties payable	975,000	971,760
Accrued expenses	132,936	1,602,315
Accrued expenses due to related parties	171,619	51,952,899
Current portion of notes payable to related parties	-	24,392,339
Notes payable, current portion	4,000	5,709,963
Capital leases payable	-	64,674
Interest payable	9,460	1,007,274
Total Current Liabilities	1,860,934	88,350,008

LONG TERM LIABILITIES
Notes payable	-	15,561
Capital lease obligations	-	3,436
Asset retirement obligations	-	1,036,640
Total Long Term Liabilities	-	1,055,637

TOTAL LIABILITIES	1,860,934	89,405,645

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	-	15,376,985

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.05 par value; 1,000,000 authorized; 82 issued and outstanding	4	4
Common stock, $0.01 par value; 100,000,000 shares authorized; 66,259,946 issued and outstanding	662,599	172,985
Additional paid-in capital	119,222,141	38,159,742
Accumulated deficit	(110,917,978)	(105,392,233)
Total Stockholders' Equity (Deficit)	8,966,766	(67,059,502)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,827,700	$37,723,128

The accompanying notes are an integral part of these consolidated financial statements.

Index

  AMERALIA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months ended December 31,
	2008	2007

REVENUES	$1,675,506	$4,308,294

COST OF GOODS SOLD	1,405,633	3,754,237

GROSS PROFIT	269,873	554,057

EXPENSES
General and administrative	285,571	228,089
Depreciation and amortization expense	187,395	466,106

Total Expenses	472,966	694,195

LOSS FROM OPERATIONS	(203,093)	(140,138)

OTHER INCOME (EXPENSE)
Gain (loss) on settlement of debt	(340,718)	-
Interest income	273	1,471
Other income	389,089	-
Interest expense	(1,684,814)	(1,014,866)

Total Other Income (Expense)	(1,636,170)	(1,013,395)

NET (LOSS) BEFORE MINORITY INTEREST AND INCOME TAX EXPENSE	(1,839,263)	(1,153,533)

Minority interest in net (income) loss of subsidiary	(22,050)	12,676
Net income from equity investment	41,761	-

LOSS BEFORE INCOME TAX EXPENSE	(1,819,552)	(1,140,857)

Income tax expense	-	-

NET LOSS	$(1,819,552)	$(1,140,857)

BASIC LOSS PER SHARE	$(0.04)	$(0.07)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	42,178,819	17,239,437

The accompanying notes are an integral part of these consolidated financial statements.

Index

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Six Months ended December 31,
	2008	2007

REVENUES	$6,526,895	$8,521,005

COST OF GOODS SOLD	5,206,712	7,195,957

GROSS PROFIT	1,320,183	1,325,048

EXPENSES
General and administrative	572,006	503,516
Depreciation and amortization expense	867,710	820,704

Total Expenses	1,439,716	1,324,220

INCOME (LOSS) FROM OPERATIONS	(119,533)	828

OTHER INCOME (EXPENSE)
Gain on settlement of debt	1,250,932	-
Interest income	1,067	2,701
Other income	400,114	-
Other financing costs	(209,449)	-
Interest expense	(6,722,363)	(1,996,468)

Total Other Income (Expense)	(5,279,699)	(1,993,767)

LOSS BEFORE MINORITY INTEREST AND INCOME TAX EXPENSE	(5,399,232)	(1,992,939)

Minority interest in net income of subsidiary	(168,274)	(163,605)
Net income from equity investment	41,761	-

LOSS BEFORE INCOME TAX EXPENSE	(5,525,745)	(2,156,544)

Income tax expense	-	-

NET LOSS	$(5,525,745)	$(2,156,544)

BASIC LOSS PER SHARE	$(0.19)	$(0.13)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	29,837,731	17,239,437

The accompanying notes are an integral part of these consolidated financial statements.

Index

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity (Deficit)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit

Balance, June 30, 2008	82	$4	17,298,507	$172,985	$38,159,742	$(105,392,233)

Fair value of options granted (unaudited)	-	-	-	-	138,285	-

Shares issued to settle related party debts (unaudited)	-	-	18,193,947	181,939	8,964,616	-

Related party contributions to capital on debt settlement (unaudited)	-	-	-	-	(361,529)	-

Shares issued to settle debt obligations (unaudited)	-	-	3,340,086	33,401	1,727,280	-

Share issues to related parties for cash (unaudited)	-	-	27,427,406	274,274	9,599,592	-

Elimination of the NSHI additional paid in capital (unaudited)	-	-	-	-	(2,574,244)	-

Deconsolidation of investment in NSHI and NSI to equity investment (unaudited)	-	-	-	-	63,568,399	-

Net loss for the six months ended December 31, 2008 (unaudited)	-	-	-	-	-	(5,525,745)

Balance, December 31, 2008 (unaudited)	82	$4	66,259,946	$662,599	$119,222,141	$(110,917,978)

The accompanying notes are an integral part of these consolidated financial statements.

Index

AMERALIA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(5,525,745)	$(2,156,544)
Adjustments to reconcile net loss to net cash
used by operating activities:
Fair value of options granted	138,285	66,592
Depreciation and amortization	867,710	820,704
Amortization of debt discount	209,449	-
Gain on settlement of debt	(1,250,932)	-
Minority interest in net income	168,274	163,605
Net income from equity investment	(41,761)	-
Change in Operating Assets and Liabilities:
(Increase) decrease in restricted funds	-	(960,480)
Decrease in accounts receivable	(46,614)	(105,706)
(Increase) decrease in inventory	(54,370)	707
(Increase) decrease in prepaid expenses	155,647	(180,145)
(Decrease) in accounts and royalties payable	(1,105,900)	(1,220,302)
Increase in accrued expenses due to related parties	5,255,880	1,471,789
(Decrease) Increase in accrued liabilities	(1,009,093)	(142,734)
Increase in interest payable	(378,494)	355,276

Net Cash (Used in) Operating Activities	(2,617,664)	(1,888,652)

CASH FLOWS FROM INVESTING ACTIVITIES

Cavities and well development	(122,380)	(141,547)
Purchase of property and equipment	(26,743)	(90,313)

Net Cash (Used in) Investing Activities	(149,123)	(231,860)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on bank overdraft	(54,331)	(2,001)
Proceeds from issuance of common stock	9,873,866	-
Payments on capital leases	(29,125)	(28,198)
Proceeds from sale of debenture and accrued interest	-	1,021,216
Proceeds from notes payable	-	960,480
Payments on debt	(1,444,150)	(42,450)
Payments on related party debt	(980,000)	-
Proceeds from related party notes payable	260,000	350,000

Net Cash Provided by Financing Activities	7,626,260	2,259,047

NET INCREASE (DECREASE) IN CASH	4,859,473	138,535
NET CASH OF DECONSOLIDATED SUBSIDIARY	(17,460)	-
CASH AT BEGINNING OF PERIOD	43,374	10,968

CASH AT END OF PERIOD	$4,885,387	$149,503

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION
Income taxes	$-	$-
Interest	$1,203,990	$257,597

The accompanying notes are an integral part of these consolidated financial statements.

Index

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements present the consolidated financial position, results of operations and cash flows of AmerAlia, its then wholly owned subsidiary, Natural Soda Holdings, Inc. (“NSHI”) and its 46.5% owned subsidiary, Natural Soda, Inc. (“NSI”).  Collectively, they are referred to herein as “the Company”.  On October 31, 2008 AmerAlia completed a restructuring agreement as discussed in Note 2 wherein AmerAlia and NSHI issued new equity in exchange for cash, settlement of various debt obligations and to enable NSHI to acquire the 46.5% of NSI previously owned by Sentient.  AmerAlia now owns 18% of the equity of NSHI which now owns 100% of the equity of NSI.  Previously, the financial position, operations and cash flows of NSI have been included in the consolidated financial statements primarily because NSI represented AmerAlia’s principle business activity.  The “Minority Interest” ownership of the Sentient Entities in NSI was reflected separately in the consolidated balance sheets along with its “Minority Interest” share of income and loss from operations.  All material inter-company accounts and transactions have been eliminated in the consolidation accounts.

As a result of the restructuring, AmerAlia became a minority shareholder in NSHI on October 31, 2008 and does not control that company or NSI, its direct subsidiary.  Consequently, in accordance with generally accepted accounting principles, our financial statements reflect our results on a consolidated basis for the period July 1, 2008 to October 31, 2008.  After October 31, 2008 our financial statements reflect our investment in NSHI using the equity method of accounting. Nevertheless, AmerAlia’s participation in the management and development of NSHI remains its principle business activity.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its Annual Report on Form 10-KSB for the year ended June 30, 2008.  Operating results for the six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009.

NOTE 2 -	COMPLETED RESTRUCTURING AGREEMENT

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

3.	Intercompany loans between AmerAlia and NSHI were extinguished.
4.	Sentient received an aggregate of 27,875,047 shares of AmerAlia common stock as follows:
(a)	15,277,778 shares of AmerAlia common stock for a total purchase price of $5,500,000;
(b)	6,619,469 shares in satisfaction of various promissory notes valued at $2,383,009 and
(c)	5,977,800 shares in satisfaction of debts valued at $2,853,180, indemnification rights, as discussed below, and obligations acquired from the Mars Trust in August 2007.

Index

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 2 -	COMPLETED RESTRUCTURING AGREEMENT (Continued)

5.	Officers and Directors acquired 5,100,858 shares of AmerAlia Common Stock in satisfaction of Series A Debenture Secured Promissory Notes, unsecured notes and accrued compensation valued at $1,836,309.
6.	Other accredited investors acquired 2,433,706 shares in satisfaction of $876,134 worth of Series A Debenture Secured Promissory Notes.

Sentient no longer holds any debt in either AmerAlia or NSHI.  All Series A Debentures, Series B1 Debentures and Series C Debentures issued by NSHI were cancelled.  Following the first closing NSI again became a wholly-owned subsidiary of NSHI.

On December 31, 2008 Sentient purchased an additional 12,149,628 shares of AmerAlia Common Stock for $4,373,866 at the second closing.  The proceeds from the second closing have been reserved for use in the following priority: (a) as a working capital reserve for AmerAlia of $1,000,000 and (b) as a reserve solely to fund AmerAlia’s share of an anticipated capital call by NSHI, AmerAlia’s share of which is $2,880,000 and (c) additional working capital for AmerAlia.

In June 2007 the Company’s debt to the Bank of America was repaid under a guaranty agreement with the Mars Trust.  The Mars Trust held a right to indemnification from the Company under the guaranty agreement.  Sentient acquired these indemnification rights from the Mars Trust along with various other debts and shares in August 2007.  Consequently, the Company recognized a related party contribution to capital of $9,938,022.  Any potential claim on the Company under the indemnification right was extinguished at the first closing of the restructuring agreement.

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

In September 2008 the Company issued 1,402,200 shares of restricted common stock to holders of Series C Debenture secured promissory notes in satisfaction and cancellation of such notes and accrued interest with a total value of $3,311,367.  One of the holders was a related party.  Consequently, the gain on cancellation of debt resulted in a contribution to capital of $878,397 from the issue of 495,820 shares of the Company’s common stock valued at $297,492.  The other holder, an accredited investor accepted 906,380 shares of the Company’s common stock valued at $543,828 and the company recorded a gain on settlement of debt of $1,591,650.

Following the second closing of the restructuring, Sentient now owns 72.4% of the Company’s common stock.  When combined with its additional purchase rights and options, Sentient’s beneficial ownership is 74.7%.  In addition, pursuant to the Restructuring Agreement, Sentient has the right to nominate Peter Cassidy and up to three additional suitably qualified persons for election by the shareholders as directors of AmerAlia.

The changes in control of both AmerAlia and NSHI have resulted in restrictions on the companies’ use of their net operating loss carryforwards.

Index

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 3 -	INVESTMENT IN NATURAL SODA HOLDINGS, INC.

Under the equity method of accounting, only our investment in and amounts due to and from NSHI and its direct subsidiary, NSI, have been included in our balance sheet.  As a result, we recorded an asset in our balance sheet related to our investment interest in NSHI.  The following is the consolidated balance sheet for NSHI and NSI as of December 31, 2008 and consolidated income statement for the two months ended December 31, 2008:

Consolidated Balance Sheet as at December 31, 2008

ASSETS
Cash	$225,967
Accounts receivable	3,276,294
Receivable - AmerAlia	8,623
Inventories	954,616
Prepaid expenses	386,464
Total Current Assets	4,851,964

Property, plant and equipment, net	9,218,946
Cavities and well development, net	5,200,654
Mineral leases	4,167,471
Total Fixed Assets	18,587,071

Water rights	3,150,582
Patents, net	24,562
Engineering drawings	1,876,000
Equipment held and not yet in service	3,197,842
Well and well development, RSL	595,000
Acquisition costs, net	751,331
Rock School Lease & reserves	3,300,000
Deposits and bonds	10,000
Restricted funds	1,079,980
Total Other Assets	13,985,297

TOTAL ASSETS	$37,424,332

LIABILITIES
Accounts payable	$1,291,780
Royalties payable	55,588
Accrued expenses	490,564
Notes payable, current	1,908,830
Capital leases, current portion	26,278
Total Current Liabilities	3,773,040

Notes payable, long term	9,337
Asset retirement obligations	867,235
Total Long Term Liabilities	876,572

TOTAL LIABILITIES	$4,649,612

EQUITY
Common stock	$10,000
Additional paid in capital	116,084,415
Accumulated deficit	(83,319,695)
TOTAL EQUITY	$32,774,720

TOTAL LIABILITIES AND EQUITY	$37,424,332

Index

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 3 -	INVESTMENT IN NATURAL SODA HOLDINGS, INC. (Continued)

Consolidated Statement of Operations For Two Months ended December 31, 2008

Revenues	$3,323,577
Cost of sales	(2,540,599)
Gross Profit	782,978

General and administrative expenses	28,216
Depreciation and amortization expense	447,557
Total expenses	475,773

Income from operations	307,205

Interest expense	(75,473)
Interest income	273
Total Other income (expense)	(75,200)

Net Income	$232,005

NOTE 4 -	OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS

During the six months ended December 31, 2008, the Company granted options to purchase 187,500 shares of AmerAlia common stock.  Under the shareholder approved 2001 Directors’ Incentive Plan, each director (who is not an employee or officer) is granted an option to purchase 75,000 shares when joining the Board of Directors.  In addition, options to purchase 37,500 shares are granted to each such director sitting at July 1 of each year.  The exercise price for these options is the average market price during the month preceding each grant date, and the options have a three-year term.  All options under this plan are exercisable six months after the date of grant.

As a result of applying SFAS No. 123(R) to these stock options granted to board members, the Company recorded an expense of $138,285 for the six months ended December 31, 2008.  This expense is included in the general and administrative amount of the statement of operations.   Under FASB Statement 123, the Company estimates the fair value of each stock option award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: dividend yield of zero percent for all years; expected volatility of 172.58%, risk-free interest rate of 2.50 percent and expected life of 3.0 years.

A summary of the status of the Company’s stock options and warrants as of June 30, 2008 and changes during the six months ended December 31, 2008 is presented below:

		Weighted
	Options,	Average
	Warrants	Exercise
	and SARs	Price
Outstanding June 30, 2008	3,615,000	$1.01
Granted (Unaudited)	187,500	$0.88
Expired/Cancelled	-	-
Exercised	-	-
Outstanding, December 31, 2008 (Unaudited)	3,802,500	$1.00
Vested, December 31, 2008 (Unaudited)	3,615,000	$1.01

Index

AMERALIA, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 4 -	OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS (continued)

The following summarizes the exercise price per share and expiration date of the Company's outstanding options and warrants to purchase common stock at December 31, 2008:

Expiration Date	Price	Number

March 19, 2009	$1.00	2,500,000
April 18, 2009	$0.71	540,000
April 18, 2009	$3.00	200,000
June 30, 2009	$0.41	187,500
June 30, 2010	$0.40	187,500
June 30, 2011	$0.88	187,500
		3,802,500

NOTE 5 -	LIQUIDITY

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  As a result of the recent restructuring, the Company holds an investment in NSHI which is unlikely to produce sufficient distributions of income to meet the Company’s overhead expenses in the short term.  As the effect of the restructuring has been to repay nearly all of the Company’s obligations, we expect that the operating costs of the Company will be reduced to approximately $1,000,000 annually.   In addition, NSHI may call on its shareholders for additional capital.  While the Company has reserved $2,880,000 to meet an anticipated capital call, its remaining cash reserves are required to sustain the Company’s operations and repay obligations.

Under the Restructuring Agreement, Sentient has the right to purchase up to a total of 5,500,000 additional shares of the Company’s common stock at $0.36 per share until October 31, 2011.  This right can only be exercised to resolve obligations of AmerAlia that existed at the first closing and have not been discharged, and only then if the holders of the unpaid obligations pursue or threaten to pursue claims against us or our affiliates.

In view of these conditions, the Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing or capital sources to meet its ongoing obligations.  Our ability to obtain further financing through the offer and sale of our securities is subject to market conditions and other factors beyond our control.  There is no assurance the Company will be able to obtain financing on favorable terms or at all.  If cash is insufficient to fund its business operations, they could be adversely affected.   Insufficient funds may require delay, scaling back or eliminating expenses and or employees.

Index

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Cautionary Note to US Investors - The SEC limits disclosure for U.S. reporting purposes to mineral deposits that a company can economically and legally extract or produce. The reader is cautioned that the terms "resource," "indicated" and "inferred" are not terms recognized by SEC guidelines for disclosure of mineral properties.

Overview

Our business is to participate in the management and development of the natural sodium bicarbonate resources and water rights owned by Natural Soda Holdings, Inc. and its subsidiary, Natural Soda, Inc. (collectively, “NSHI”).  As discussed below, we have recently completed a recapitalisation of our company, our assets and our debt obligations.

In summary, NSHI expanded its capital so that 82% of its equity is held by Sentient in exchange for:
•	settling various debt obligations totalling $72,133,921 owed to Sentient, and
•	transferring the 46.5% ownership of Natural Soda held by Sentient so that Natural Soda is again wholly owned by NSHI.

NSHI also issued equity to extinguish outstanding obligations due to AmerAlia so that AmerAlia now owns the remaining 18% of NSHI.  Except for the existing credit facility with the Wells Fargo Bank and trade creditor obligations and normal provisions as shown in the accompanying financial statements, NSHI is free of debt.

In connection with this restructuring, AmerAlia also raised approximately $10 million in cash, settled approximately $12 million of debt, terminated indemnification rights relating to the extinguishment of a $9.9 million bank loan last year and extinguished other obligations in exchange for the issue of 48,961,439 shares of its common stock.  AmerAlia now has 66,259,946 shares of its common stock issued and outstanding.

This restructuring is discussed more fully below at Liquidity and Capital resources.  We have used the cash to significantly reduce our creditor obligations while we have reserved $1,000,000 for working capital and $2,880,000 for our share of up to $16 million of further investment in NSHI.  Sentient now owns 72.4% of AmerAlia’s equity.

NSHI owns the largest Bureau of Land Management (“BLM”) leases in the Piceance Creek basin which contains the largest known deposits of nahcolite, naturally occurring sodium bicarbonate, in the world.  Its leases are located near the depositional center of the basin where the nahcolite beds are thickest and most concentrated. Consequently, we believe these deposits are unique and capable of producing sodium bicarbonate and related sodium products for many generations.  NSHI also has water rights in the Piceance Creek basin, a part of the Colorado River drainage system.  These various rights allow us under certain circumstances to draw up to a maximum of 108,812 acre feet (35.46 million gallons) annually and to store up to 7,980 acre feet of water.

NSHI produces various grades of sodium bicarbonate recovered from its nahcolite resource using solution mining.  Our efforts to improve NSHI’s business performance are based on our three objectives of being a low cost producer of all grades of sodium bicarbonate, increasing our market penetration of the North American market and increasing the price at which we sell our product.  We believe that NSHI is now the second largest supplier of sodium bicarbonate in North America.  We consider that while we have demonstrated progress toward these objectives, we have not yet achieved our full capabilities.  We have invested heavily in our production capacity, particularly our cavities which are the source of both our natural sodium bicarbonate and our strategic low cash cost of production advantage over our competitors.  We intend to increase production by installing further cavities and improving or increasing our surface processing facilities.

Index

We acquired the majority of our assets in February 2002 and since then we have accomplished much to develop NSHI’s business.  Our annual sales in tonnages and gross revenues have grown as shown in the following tables:

Fiscal	Sales (tons)	% Change
Year		on prior FY
2004	84,103
2005	85,038	+ 1.1
2006	88,910	+ 4.6
2007	101,970	+14.7
2008	101,614	-0.4

Fiscal	Gross Revenues	% Change
Year	($)	on prior FY
2004	12,609,041
2005	14,141,500	+ 12.2
2006	15,293,688	+ 8.1
2007	16,951,997	+ 10.8
2008	17,947,800	+ 5.9

Our current sales have been limited by our production capacity.  This performance is illustrated on a quarterly basis in the following graph.

Our plant has a nameplate capacity of 125,000 tons of production per year. The facility has, because of limitations in the capacity of the cavities to deliver an adequate volume and concentration of brine and the occasional limitations of the market, never produced at or near nameplate capacity.  Its highest production ever achieved was 102,514 tons in CY2008.  We do not know the actual current capacity of the mine and plant although we believe that it may exceed 103,000 tons per year with the current configuration of the facilities.

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

Index

As our investment and participation in NSHI is our principal business activity, a review of NSHI’s performance is warranted.  The following data shows that in both the last quarter and the last half year, the primary factor improving business performance over comparable prior periods has been the higher sale prices increasing revenue at a rate greater than increasing cost of sales.  These gains have been offset by higher depreciation and amortization expense due to higher amortization costs of our well field capital expenditures.  These higher charges result from amortising capital expenditures previously classified as construction in progress.  The resulting income from operations is 56% higher for the half year over the comparable period last year.

NSHI Operating Results Six Months ended
	December 31, 2008	December 31, 2007	% on prior period
Tonnage Sold	51,265	50,566	+1.4
Revenues	$9,850,472	$8,521,005	+15.6
Cost of Sales	$7,747,311	$7,195,957	+7.7
Gross Profit	$2,103,161	$1,325,048	+58.7
General & administrative expenses	$148,760	$94,735	+57.6
Depreciation and amortization	$1,315,267	$820,704	+60.3
Total expenses	$1,464,027	$915,439	+59.9
Income from operations	$639,134	$409,609	+56.0

NSHI Operating Results Three Months ended
	December 31, 2008	December 31, 2007	% on prior period
Tonnage Sold	25,608	25,700	-0.4
Revenues	$4,999,083	$4,308,294	+16.0
Cost of Sales	3,946,231	3,754,237	+5.1
Gross Profit	1,052,852	554,057	+90.0
General & administrative expenses	96,055	45,307	+112.0
Depreciation and amortization	634,953	466,106	+36.2
Total expenses	731,008	511,412	+42.9
Income from operations	$321,844	$42,644	+654.7

As a result of the closing of the restructuring agreement our financial statements reflect our results on a consolidated basis for the period July 1, 2008 to October 31, 2008 and thereafter using the equity method of accounting.  Our revenues received through to October 31, 2008 were $6,526,895 and our cost of goods sold, $5,206,712 resulting in a gross profit of $1,320,183.  Depreciation and amortization charges were $867,710.  After general and administrative expenses of $572,006 for the entire half year our net loss from operations was $119,533. We recorded a net gain on debt settlements of $1,250,932 and other income of $400,114 associated with our restructuring transactions.  In addition, we earned interest income of $1,067 and recorded a financing cost associated with a discount on a note payable of $209,449 that was subsequently exchanged for equity.  Our resulting net loss for the half year was $5,525,745 largely attributable to interest expense of $6,722,363.  Our net loss for the second quarter was $1,819,552.  The second quarter included only one month’s consolidated results before we commenced equity accounting for our investment in NSHI. The equity accounted income for November and December was $41,761.

In addition to the development of the sodium bicarbonate business, we have identified value in NSHI’s extensive water rights and while we have completed an agreement to sell water to our neighbor, Shell, for its oil shale research facility, our initial sales have not been significant and we intend to devote more attention to generating more sales from this resource.

The sodium leases held by NSHI are in an area that is receiving extensive interest and publicity for the prospective development of oil shale resources.  NSHI’s sodium leases do not include any rights to extract oil shale or any oil shale by products.  Effective January 17, 2009, the BLM issued its final rules on oil shale management.  These rules provide for leasing oil shale deposits pursuant to a competitive bidding process.  To the extent there is any conflict between our sodium lease rights and any contemplated oil shale leases, our sodium lease rights would have priority.

Index

On January 15, 2009, the BLM solicited nominations for the conduct of oil shale research, development and demonstration on parcels not to exceed 640 acres pursuant to 10 year lease agreements (“RD&D Lease”).  Applications are due by March 2, 2009.  The main purpose of the RD&D Lease is to provide the lessee with an opportunity to prove whether it possesses new methods for recovering oil from shale in commercial quantities.  If a lessee is able to prove it has new methods for the production of commercial quantities of shale oil, then the lessee is eligible to convert the RD&D lease to a 20 year lease for commercial production.

NSHI is considering applying for a RD&D Lease but no final decision has been made whether or not to submit an application.  If an application is submitted, there is no assurance that the BLM will approve the issuance of a RD&D Lease.  Even if NSHI receives a RD&D Lease, NSHI may decide to abandon the RD&D Lease rather than attempt to exploit it; nor can there be any assurance that NSHI could prove that any of its methods would effectively recover oil from shale.  Finally, if a RD&D Lease is granted, there can be no assurance that NSHI would have the financial resources or be able to obtain the financing to develop the RD&D Lease.

Liquidity and Capital Resources

As summarized above, AmerAlia, NSHI and its then currently 46.5% owned subsidiary, NSI; Bill H. Gunn and Robert van Mourik, Directors and executive officers of AmerAlia (collectively the “AmerAlia parties”) entered into a Restructuring Agreement with the Sentient Entities on September 25, 2008.  On October 31, 2008 the AmerAlia Parties and the Sentient Entities completed an Amendment to the Restructuring Agreement.  As a result of the amendment, the restructuring transaction was divided into two closings.  In accordance with the amended agreement the first closing occurred as of October 31, 2008.  Prior to the first closing, the Sentient Entities transferred their various interests to Sentient USA Resources Fund, L.P. (“Sentient”).  In the first closing:

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

3.	Intercompany loans between AmerAlia and NSHI were extinguished.
4.	Sentient received an aggregate of 27,875,047 shares of AmerAlia common stock as follows:
(a)	15,277,778 shares of AmerAlia common stock for a total purchase price of $5,500,000;
(b)	6,619,469 shares in satisfaction of various promissory notes valued at $2,383,009 and
(c)	5,977,800 shares in satisfaction of debts valued at $2,853,180, indemnification rights, as discussed below, and obligations acquired from the Mars Trust in August 2007.
5.	Officers and Directors acquired 5,100,858 shares of AmerAlia Common Stock in satisfaction of Series A Debenture Secured Promissory Notes, unsecured notes and accrued compensation valued at $1,836,309.
6.	Other accredited investors acquired 2,433,706 shares in satisfaction of $876,134 worth of Series A Debenture Secured Promissory Notes.

Sentient no longer holds any debt in either AmerAlia or NSHI.  All Series A Debentures, Series B1 Debentures and Series C Debentures issued by NSHI were cancelled.  Following the first closing NSI again became a wholly-owned subsidiary of NSHI.

On December 31, 2008 Sentient purchased an additional 12,149,628 shares of AmerAlia Common Stock for $4,373,866 at the second closing.  The proceeds from the second closing have been reserved for use in the following priority: (a) as a working capital reserve for AmerAlia of $1,000,000 (b) as a reserve solely to fund AmerAlia’s share of an anticipated capital call by NSHI, AmerAlia’s share of which is $2,880,000 and (c) additional working capital for AmerAlia.

In June 2007 the Company’s debt to the Bank of America was repaid under a guaranty agreement with the Mars Trust.  The Mars Trust held a right to indemnification from the Company under the guaranty agreement.  Sentient acquired these indemnification rights from the Mars Trust along with various other debts and shares in August 2007.  Consequently, the Company recognized a related party contribution to capital of $9,938,022.  Any potential claim on the Company under the indemnification right was extinguished at the first closing of the restructuring agreement.

Index

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

In September 2008 the Company issued 1,402,200 shares of restricted common stock to holders of Series C Debenture secured promissory notes in satisfaction and cancellation of such notes and accrued interest with a total value of $3,311,367.  One of the holders was a related party.  Consequently, the gain on cancellation of debt resulted in a contribution to capital of $878,397 from the issue of 495,820 shares of the Company’s common stock valued at $297,492.  The other holder, an accredited investor accepted 906,380 shares of the Company’s common stock valued at $543,828 and the company recorded a gain on settlement of debt of $1,591,650.

Following the second closing of the restructuring, Sentient now owns 72.4% of the Company’s common stock.  When combined with its additional purchase rights and options, Sentient’s beneficial ownership is 74.7%.  In addition, pursuant to the Restructuring Agreement, Sentient has the right to nominate Peter Cassidy and up to three additional suitably qualified persons for election by the shareholders as directors of AmerAlia.

The changes in control of both AmerAlia and NSHI have resulted in restrictions on the companies’ use of their net operating loss carryforwards.

Our financial statements reflect these activities and the deconsolidation of our subsidiaries.  In summary, we raised cash through the sale of shares netting $9,873,866 and drawing down the balance of a related party note payable for $260,000.  We used cash to reduce our accounts payable by $1,105,900, accrued liabilities by $1,009,093 and interest payable by $378,494.  We invested $122,380 in our cavities and $26,743 on plant and equipment.  We repaid our bank overdraft of $54,113, related party debts with $980,000 and other debt obligations with $1,444,150.  We had $4,885,387 in cash at the end of December.

As a result of this restructuring, we now hold an investment in NSHI which is unlikely to produce sufficient distributions of income to meet our overhead expenses in the short term.  As the effect of the restructuring has been to repay nearly all of our obligations, we expect that our operating costs will be reduced to approximately $1,000,000 annually.  In addition, NSHI may call on its shareholders for additional capital.  While we have reserved $2,880,000 to meet an anticipated capital call, our remaining cash reserves are required to sustain our operations and repay remaining obligations.

Under the Restructuring Agreement, Sentient has the right to purchase up to a total of 5,500,000 additional shares of the Company’s common stock at $0.36 per share until October 31, 2011.  This right can only be exercised to resolve obligations of AmerAlia that existed at the first closing and have not been discharged, and only then if the holders of the unpaid obligations pursue or threaten to pursue claims against us or our affiliates.

In view of these conditions, our ability to continue as a going concern is dependent upon obtaining additional financing or capital sources.  Our ability to obtain further financing through the offer and sale of our securities is subject to market conditions and other factors beyond our control. We cannot assure you that we will be able to obtain financing on favorable terms or at all.  If our cash is insufficient to fund our business operations, our business operations could be adversely affected.   Insufficient funds may require us to delay, scale back or eliminate expenses and or employees.

We do not expect any significant change in the number of our employees in AmerAlia.  In NSHI, we do not expect the sale of any significant equipment nor any significant change in the number of our employees now that we have established our staffing requirements.  NSHI’s objective in product research and development is to identify customer needs that present opportunities for securing improved prices and tonnages while continuing to improve plant output through additional cavities and plant improvements.

Index

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.  From time to time, NSHI may enter into forward purchases of gas to secure fixed prices.

Index

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

There has been no change in our internal control over financial reporting, except as described above, during the three months ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2:          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October, 2008 we issued the following shares:

•	Sentient received an aggregate of 27,875,047 shares of AmerAlia common stock as follows:
(a)	15,277,778 shares of AmerAlia common stock for a total purchase price of $5,500,000;
(b)	6,619,469 shares in satisfaction of various promissory notes valued at $2,383,009 and
(c)	5,977,800 shares in satisfaction of debts valued at $2,853,180, indemnification rights, and obligations acquired from the Mars Trust in August 2007.

•	Officers and Directors acquired 5,100,858 shares of AmerAlia Common Stock in satisfaction of Series A Debenture Secured Promissory Notes, unsecured notes and accrued compensation valued at $1,836,309.

•	Other accredited investors acquired 2,433,706 shares in satisfaction of $876,134 worth of Series A Debenture Secured Promissory Notes.

In December 2008 we issued a further 12,149,628 shares of restricted common stock for cash at $0.36 per share to Sentient.

Index

ITEM 6:	EXHIBITS

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 20, 2009	AMERALIA, INC.

	By:	/s/ Bill H Gunn
Bill H. Gunn, President