Form 10-K
period 2009-06-30
AMERALIA INC
filed 2009-10-13
CIK 811419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-15474

AMERALIA, INC.
(Exact Name of Registrant as Specified in its Charter)
Utah	87-0403973
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3200 County Road 31
Rifle, Colorado	81650
(Address of principal executive offices)	(Zip Code)

(720) 876-2373
(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $8,872,940 as of December 31, 2008, based on the last sale price on the OTCBB of $0.85.

The number of shares of the Registrant’s Common Stock, $0.01 par value, outstanding as of September 21, 2009 was 66,293,696.

Cautionary Note RegardingForward Looking Statements

The information in this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties regarding the intent, belief or current expectations of the Company, its directors or its officers.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks we outline from time to time in other reports we file with the Securities and Exchange Commission (the “SEC”) and under the heading “Risk Factors” in this Annual Report. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these forward-looking statements, or disclose any difference between our actual results and those reflected in these statements, except as required by law. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

We qualify all forward-looking statements in this Annual Report by the foregoing cautionary note.

Cautionary Note to US Investors

The SEC limits disclosure for U.S. reporting purposes to mineral deposits that a company can economically and legally extract or produce. The reader is cautioned that the term "resource" is not recognized by SEC guidelines for disclosure of mineral properties.

Terminology

In this report “tons” means U.S. Short Tons unless otherwise specified.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

The terms “we,” “us,” “our,” “AmerAlia” and the “Company” used in this Annual Report refer to AmerAlia, Inc. unless otherwise indicated.

AmerAlia, Inc. was incorporated in Utah on June 7, 1983 as Computer Learning Software, Inc. and renamed AmerAlia, Inc. in January 1984.

Our business is to identify and develop natural resource assets.  AmerAlia actively participates in the management and development of the natural sodium bicarbonate resources and water rights owned by our former direct subsidiary, Natural Soda Holdings, Inc. (“NSHI”) and NSHI’s wholly-owned subsidiary, Natural Soda, Inc. (“NSI”).

Currently, we own 18% of NSHI.  We are attempting to acquire some or all of the outstanding shares of NSHI we do not own from Sentient (defined below) so that we can secure majority ownership.  If we cannot achieve this objective we shall likely have to register as an investment company or seek alternative means of complying with the Investment Company Act.  We are discussing this issue with Sentient and the Securities and Exchange Commission.

NSI owns various water rights in the Piceance Creek Basin in northwest Colorado, a part of the Colorado River drainage system.  These various rights allow NSI to draw up to a maximum of 108,812 acre feet (35.46 million gallons) annually and to store up to 7,980 acre feet of water.

NSHI and NSI also own the largest Bureau of Land Management (“BLM”) leases in the Piceance Creek Basin which contains the largest known deposits of nahcolite, naturally occurring sodium bicarbonate, in the world.  NSHI’s and NSI’s leases are located near the depositional center of the Piceance Creek Basin where the nahcolite beds are thickest and most concentrated.  Consequently, we believe these deposits are unique and capable of producing sodium bicarbonate and related sodium products for many generations.

NSHI first acquired its interest in a lease known as the Rock School lease in 1989.  NSI acquired its operating assets and sodium leases in 2003, an acquisition financed by loans from a trust and a fund (the “Sentient Entities”) managed by Sentient Asset Management, an international private equity group specializing in the development of natural resources.

NSI’s business is to produce and sell natural sodium bicarbonate, commonly known as baking soda, for use in a wide variety of products and activities. NSI’s immediate objectives are, firstly, to be a low cost producer of sodium bicarbonate and to leverage that low cost advantage to achieve superior profit margins; and secondly, to profitably utilize its water assets.

Deposits of oil shale lie below, above and are interspersed within the nahcolite contained within the sodium leases.  We do not have any rights to recover oil shale but NSHI and NSI plan to apply for leases to exploit all or part of this oil shale if and when the United States government formulates procedures for that purpose.  Shell Frontier Oil & Gas Co. (“Shell”) has three research, development and demonstration leases adjacent to NSI’s sodium leases.  A Shell fact sheet, “Shell Exploration & Production Technology - to secure our energy future – Mahogany Research Project” reports an estimated potential recovery rate of up to one million barrels of oil per surface acre.  If we obtain the right to exploit all or part of this oil shale, we plan to independently determine possible recovery rates and attempt to develop an economically feasible plan to recover oil from the oil shale resource contained within the area where NSHI’s and NSI’s  sodium leases are located.

Figure 1:  Natural Soda’s Plant Operations, Rifle, Colorado

As discussed more fully below, on September 25, 2008, AmerAlia, NSHI, NSI, Bill H. Gunn and Robert van Mourik, directors and executive officers of AmerAlia (collectively the “AmerAlia Parties”) entered into a “Restructuring Agreement” with the Sentient Entities.  Previously, NSHI owned 46.5% of NSI.  Prior to the closing, the Sentient Entities transferred their various interests to Sentient USA Resources Fund (“Sentient”).  As a result of the restructuring, NSI became a wholly-owned subsidiary of NSHI, Sentient converted its loans to NSHI into NSHI equity and AmerAlia’s ownership in NSHI was reduced from 100% to 18%.  Sentient converted its loans to AmerAlia into additional common stock of AmerAlia.  All debts previously owed to Sentient by NSHI and AmerAlia were cancelled.  AmerAlia also received approximately $10 million in cash, settled approximately $12 million of debt, terminated indemnification rights relating to the extinguishment of a $9.9 million bank loan and extinguished other obligations in exchange for the issue of shares of its common stock as discussed more fully below.  As a result after repaying debts and other obligations, AmerAlia had approximately $4,300,000 in cash at June 30, 2009.  Sentient now owns 72.4% of AmerAlia’s common stock.  When combined with its additional purchase rights, Sentient’s beneficial ownership is 74.5%.  Pursuant to the Restructuring Agreement, Sentient has the right to nominate Peter Cassidy and up to three additional suitably qualified persons for election by the shareholders as directors of AmerAlia.

OVERVIEW OF CORPORATE STRUCTURE

Prior to May 2007, we owned 100% of the outstanding common stock of NSHI, which in turn owned 100% of the outstanding common stock of NSI, as shown below.  NSI is an operating company that produces and sells sodium bicarbonate (baking soda). NSI has several active mineral leases, owns water rights and a sodium bicarbonate production facility in the Piceance Creek Basin area of Colorado.

In 2003, the Sentient Entities provided NSHI with short-term financing which was finalized in 2004.  In May 2007, the Sentient Entities converted a portion of the debt owed by NSHI and NSI into a 53.5% equity interest in NSI.  In August 2007, the Sentient Entities purchased approximately 46% of the equity in AmerAlia from a major shareholder of AmerAlia, and also acquired additional debt obligations of AmerAlia from the same major shareholder.  These events are reflected in the ownership structure shown below.

As part of a restructuring transaction in October 2008:

•	the Sentient Entities transferred their various interests to Sentient;
•	NSI became a wholly-owned subsidiary of NSHI;
•	Sentient converted its loans to NSHI into NSHI equity and AmerAlia’s ownership in NSHI was reduced from 100% to 18%; and
•	Sentient converted its loans to AmerAlia into additional common stock of AmerAlia.

This reorganization resulted in the ownership structure shown below.

In connection with this restructuring, AmerAlia also received approximately $10 million in cash, settled approximately $12 million of debt, terminated indemnification rights relating to the extinguishment of a $9.9 million bank loan and extinguished other obligations in exchange for the issue of 48,961,439 shares of its common stock.

Pursuant to the Restructuring Agreement, Sentient has the right to nominate Peter Cassidy, the Chairman of Sentient Group, and up to three additional suitably qualified persons for election by the shareholders as directors of AmerAlia.

OUR PARTICIPATION IN NSHI & NSI

We have two executive officers, Bill H Gunn, our Chairman and CEO, and Robert van Mourik, our EVP and CFO.  Both officers actively participated in the development of the Rock School lease and its acquisition, followed by the negotiations and acquisition of the sodium bicarbonate operations now held by NSI.

Bill H. Gunn has been and continues to be the executive chairman of NSI.  He was also a director and president of NSHI until June 2009 when he became vice president.  He leads and directs NSI’s management team including production activities, sales, customer service, distribution, HR, business planning and budgeting and managing relationships with government departments and agencies.

Robert van Mourik is primarily involved in financial functions, internal controls and procedures, budgeting, planning, reporting and audits.  He has been and continues to be CFO of NSI.  He was also the CFO of NSHI until June 2009.  He continues to assist in the oversight of its accounting functions.

The board of directors of NSHI comprises Peter Cassidy, Bill H. Gunn, Brad Bunnett, Stephen Dunn and Johanna Druez.  Peter Cassidy is Chairman and also President of NSHI.  Brad Bunnett is President of NSI.  Stephen Dunn and Johanna Druez are Sentient representatives.

RESTRUCTURING TRANSACTIONS

On September 25, 2008, AmerAlia, NSHI, NSI, Bill H. Gunn and Robert van Mourik, directors and executive officers of AmerAlia (collectively the “AmerAlia parties”) entered into a Restructuring Agreement with the Sentient Entities.  Previously, NSHI owned 46.5% of NSI.

On October 31, 2008, the AmerAlia Parties and the Sentient Entities completed an Amendment to the Restructuring Agreement.  As a result of the amendment, the restructuring transaction was divided into two closings.  In accordance with the amended agreement the first closing occurred as of October 31, 2008.  Prior to the first closing, the Sentient Entities transferred their various interests to Sentient.  The second closing occurred as of December 31, 2008.  In the first and second closings:
•	Sentient exchanged all its NSHI debentures and all accrued interest thereon, its one share of NSHI common stock and its 53.5% of the common stock of NSI for 82% of the issued common stock of NSHI;
•
AmerAlia exchanged its NSHI debentures and all accrued interest thereon and its NSHI preferred stock for 12.9% of the issued common stock of NSHI, giving AmerAlia an aggregate ownership position in NSHI of 18%;

•	Intercompany loans between AmerAlia and NSHI were extinguished;
•	Sentient’s indemnification rights relating to the extinguishment of a $9.9 million bank loan were terminated; and
•	Sentient received an aggregate of 40,024,675 shares of AmerAlia common stock as follows:
o	27,427,406 shares of AmerAlia common stock for a total purchase price of $9,873,866;
o	6,619,469 shares in satisfaction of various promissory notes; and
o	5,977,800 shares in satisfaction of debts, rights and obligations acquired from the Mars Trust in August 2007 at the first closing.

Sentient no longer holds any debt in either AmerAlia or NSHI.  All debentures issued by NSHI have been cancelled.  NSI is now a wholly-owned subsidiary of NSHI.

AmerAlia extinguished other obligations in exchange for the issue of shares of our common stock as discussed more fully below and in our financial statements.  Sentient now owns 72.4% of AmerAlia’s common stock.  When combined with its limited additional purchase rights, Sentient’s beneficial ownership is 74.5%.

Repayment of Obligations Due to Officers and Directors

In September 2008, we issued 495,820 shares of restricted common stock to the Karen O. Woolard Trust, an affiliate of our director, Robert C. Woolard, in satisfaction and cancellation of a promissory note and accrued interest with a total value of $1,175,889.

On October 31, 2008, in conjunction with the Restructuring Agreement, our officers and directors and their affiliates subscribed for shares of AmerAlia common stock in satisfaction of various notes and accrued compensation as follows:

Shareholder	Relationship	Number of Shares	Consideration
Bill H Gunn	Chairman & CEO	700,000	$252,000
Robert van Mourik	Director, EVP & CFO	250,000	90,000
James V Riley Trust	Affiliate of James V. Riley, Director	1,583,333	570,000
J. Jeffrey Geldermann	Director	1,003,400	361,224
Karen O. Woolard Trust	Affiliate of Robert C. Woolard, Director	925,000	333,000
Glendower Investments Pty Ltd	Affiliate of Neil E. Summerson, Director	153,000	55,080
Geoffrey C. Murphy	Director	486,125	175,005
TOTALS:		5,100,858	$1,836,309

Issues of Shares to settle Debt Obligations

In addition to the shares issued to Sentient, our officers and our directors as described above, we issued 2,433,706 shares to settle promissory notes and accrued interest valued at $876,134 to unaffiliated accredited investors.

Uses of Cash

The $9,873,866 we received as cash was used to pay outstanding obligations and provide working capital as set forth in the table below.  The working capital includes a reserve solely to fund AmerAlia’s share of anticipated capital calls by NSHI, AmerAlia’s share of which is $2,880,000.  As discussed at Item 13, we contributed $450,000 to our share of a capital call in July 2009.

Recipient	Relationship	Nature of Obligation	Amount Paid
Karen O. Woolard Trust	Affiliate of Robert C. Woolard, Director	Balance of Note & interest	$977,188
Robert van Mourik	Director, EVP & CFO	Accrued compensation advances & expenses (1)	920,064
Bill H. Gunn	Director & CEO	Accrued compensation advances & expenses (2)	794,657
Ahciejay Pty Ltd	Affiliate of Robert van Mourik	Promissory note & interest (3)	169,816
James V Riley Trust	Affiliate of James V. Riley, Director	Promissory note interest & directors fees	151,524
J. Jeffrey Geldermann	Director	Promissory note interest & directors fees	95,881
Neil E. Summerson	Director	Director’s fees & expenses	54,215
Geoffrey C. Murphy	Director	Director’s fees & expenses	36,550
Robert C. Woolard	Director	Directors fees	23,792
Note holders	Unrelated parties	Notes & interest	1,983,801
Various creditors, taxes and working capital			4,666,378
TOTAL:			$9,873,866

1.	Includes accrued outstanding compensation and related employee withholding taxes, reimbursement of expenses and advances and current year compensation.
2.	Includes accrued outstanding compensation and related employee withholding taxes, reimbursement of expenses, advances and current year compensation.
3.	Includes withholding taxes.

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

ACTIVITIES OF NSHI & NSI

1.	Sodium Leases

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

The geology of the Piceance Creek Basin has been described and discussed in two reports.  In March 1983, Rex D. Cole, Ph.D. Consulting Geologist, Grand Junction, Colorado, issued a report “Geologic Framework of Federal Sodium Lease C-0118326, Piceance Creek Basin, Colorado”.  On Page 3 of “Summary and Conclusions” the report states “Total nahcolite resources for the lease area are between 6 and 8 billion tons.”  The lease to which Cole refers (C-0118326) is the Wolf Ridge lease, one of the four leases comprising the Wolf Ridge Mining Unit being mined by NSI; therefore, NSI’s holdings extend beyond the particular lease to which Cole refers.

A second report by Cole, Daub & Weston entitled “Review of Geology, Mineral Resources, and Ground-Water Hydrology of the Green River Formation, North-Central Piceance Creek Basin, Colorado” was published by the Grand Junction Geological Society, Grand Junction, Colorado, in 1995.  The authors state “…subsequent drilling established that the world’s largest deposits of naturally occurring sodium bicarbonate (nahcolite) are present in the Piceance Creek Basin” and “…the estimated in-situ resources of nahcolite and dawsonite are placed at 29 and 19 billion tons, respectively”.  A more recent USGS Nahcolite and Dawsonite Piceance Creek Basin resource estimate in 2009 placed the nahcolite at 43.3 billion short tons.  However, NSHI’s and NSI’s leases only cover a portion of this resource of which we believe only a portion will be recoverable.

Figure 2:  NSHI’s and NSI’s Sodium Leases are located
about 54 miles northwest of Rifle, Colorado

We first acquired an interest in the Rock School lease in Rio Blanco County, Colorado in 1989 and subsequently acquired it in 1992.  We have never produced sodium bicarbonate from the Rock School lease which is now owned by NSHI and remains an untapped asset.

NSHI’s and NSI’s leases are located near the depositional center of the Piceance Creek Basin where the nahcolite beds are thickest with the highest concentration of nahcolite. The Wolf Ridge Mining Unit leases issued to NSI cover a total of 8,223 acres.  When combined with the Rock School lease issued to NSHI, the leases cover a total of 9,543 acres.

Each of the four Wolf Ridge leases and the Rock School lease was renewed effective July 1, 2001 for a ten year term with a preferential right to subsequent renewals provided that sodium is being produced in paying quantities.  Under the unit agreement, production in paying quantities from one lease is sufficient to extend all four Wolf Ridge leases.  The leases bear a production royalty payable to the federal government of 2.0% of the gross value of the production exiting the processing plant.  Each of these leases contains covenants to protect the in situ oil shale, water, and historical resources. We believe BLM general practice is that the conduct of NSHI and NSI’s activities will be sufficient to enable lease renewals.  However, there can be no assurance that the conduct of such activities or additional development will be sufficient for the BLM to grant further lease renewals.  NSHI may have to undertake some additional development in order to renew the Rock School lease.

Production Cavities and Solution Mining

The Wolf Ridge leases contain the unique Boies Bed, the richest and most economically recoverable bed of nahcolite in the Piceance Creek Basin.  The Boies Bed contains an interval at an approximate depth of 1,900 feet that, while variable, averages approximately 30 feet thick with nahcolite constituting over 65% of the material in that interval.  Solution mining requires pumping hot water into the nahcolite-bearing rock zone, the nahcolite dissolves and is pumped to the surface in near saturated solution known as pregnant liquor and brought into the plant for the sodium bicarbonate to be crystallized, dried, graded and bagged in 50 pound or 2,000 pound bags or stored for bulk sales.  The remaining underground cavity comprises a honeycomb like rock rubble.  The spent liquor is reheated and recycled underground to continue the solution mining process. The dried sodium bicarbonate is then screened and stored

Figure 3:  Samples of nahcolite

NSI’s operations to recover sodium products from these leases are governed by a BLM approved mine plan defining our cavity program to support our solution mining process.  NSI has invested $6,566,202 developing the well field and its cavities.  In the past, as the need for an additional cavity has arisen, NSI has proposed a new cavity in accordance with the mine plan and after a period of consultation, the BLM has authorized the recovery of an amount of additional sodium bicarbonate.  Consequently, NSI has been able to maintain its operations and retain access to this resource.  The following table illustrates this process for the last four years:

Authorized Recovery (tons)
Year ending	Additions	Production	Balance
June 30, 2005			467,271
June 30, 2006	-	(90,369)	376,902
June 30, 2007	-	(98,145)	278,757
June 30, 2008	150,000	(100,189)	328,568
June 30, 2009		(99,293)	229,275

As the above table shows, NSI had authority, as of June 30, 2009, to recover up to 229,275 tons of sodium bicarbonate from the three existing connected cavities denominated as 5H, 6H and 7H.  In early September 2009 NSI completed a new cavity, 10H, at a cost of approximately $2,750,000 that increased NSI’s authorized recovery by 385,000 tons.  However we only expect to recover approximately 308,000 tons from this new cavity.  NSI is currently embarking on another drilling program at an estimated cost of $2,400,000 to establish another new well, 11H, and expects to secure a further increase of approximately 300,000 tons to its authorized recovery to ensure a reliable supply of feed liquor to its plant for several years.  Along with these wells, NSI has installed an additional pipeline to carry the recovered liquor to the plant at a cost of approximately $715,000.  This pipeline will support 10H, 11H and an additional future cavity.

These activities are part of an exploration and production cavity installation program which is expected to cost approximately $9 million over time. While NSI is generating sufficient free cash flow to provide for most of this expenditure, NSI needed additional financing to fund the initial investment.  Consequently, AmerAlia and Sentient completed a Contribution Agreement and we advanced $450,000 as our share of $2,500,000 NSHI raised from ourselves and Sentient in July 2009.  See Item 15, Exhibit 10.56.

During the last year, some occasional, expected and normal partial cavity collapses occurred in cavities 5H and 6H which had the effect of lowering the brine grade of the pregnant liquor causing a lowered level of product yield from those two cavities and a consequent need to increase plant liquor throughput to maintain the production rate.  Brine grade and liquor throughput determine the production rate of our cavities and these vary from time to time.   The new cavities will assist in safeguarding future production and provide additional production flexibility to enable NSI to optimise its production rates.

Figure 4: A general illustration of the solution mining process

Products & Other Potential Uses

Sodium bicarbonate is used as a component in animal feed, human food, pharmaceutical and industrial applications, especially as an environmentally benign cleaning agent.  Sodium bicarbonate can also be used as an agent for flue gas desulfurization, a market that may expand in the future.

Currently, the oil shale in the Piceance Creek Basin is the subject of considerable interest as a result of the increasing recognition of the need for the United States to become more self sufficient in energy and reduce its reliance on foreign energy sources.  If that interest led to investment in developing the oil shale resource, NSI’s proximity to the oil shale industry may allow it to benefit from any increased demand for its water or for additional sodium bicarbonate products such as those used in cleaning the environment.

2.	NSI’s Sodium Bicarbonate Business

NSI’s business is to produce and sell natural sodium bicarbonate, commonly known as baking soda, for use in a wide variety of products and activities.  NSI is a wholly-owned subsidiary of NSHI.

The Sodium Bicarbonate Market

According to the 2006 Chemical Economics Handbook – SRI Consulting, the United States production of sodium bicarbonate in 2005 was 580,000 metric tons.  Further, the Handbook reports “Apparent U.S. consumption of sodium bicarbonate increased from 331 thousand metric tons in 1989 to an estimated 534 metric tons in 2005, representing an average annual growth rate of 3.0%.  Actual consumption growth is expected to average 2.1% per year through 2010, reaching a level of 576,000 metric tons.”

In addition, the Handbook reports U.S. consumption of sodium bicarbonate by end user (thousands of metric tons) in 2005.  For convenience, the equivalent U.S. Short Tons is also shown:

End User	Metric Tons (‘000)	Equivalent U.S. Short Tons (‘000)
Food	170	187.4
Animal Feed	134	147.7
Pharmaceuticals and Personal Care	48	52.9
Chemicals	46	50.7
Cleaning Products	44	48.5
Water Treatment	33	36.4
Blast Media	19	20.9
Fire Extinguishers	9	9.9
Other	17	18.7
Total	520	573.2

The market use is dominated by the food industry (baking soda) and animal nutrition (rumen buffer), accounting for a majority of the total market.  The remaining market is split between a variety of uses from pharmaceuticals, personal care (toothpaste), deodorizers, industrial uses, cleaning products, chemical, blasting media, etc.  Presently, NSI’s share of the animal feed and food segments is in line with its share of industry production capacity, however, it is underrepresented in the specialty segments.

The Plant

The 26,500 square foot processing plant located on one of the Wolf Ridge leases consists of a single building with crystallizers, boilers, centrifuge, dryers and other equipment capable of producing various grades of sodium bicarbonate.  The plant has a name plate capacity of 125,000 tons per year.  In FY2008 it produced 100,189 tons. Until NSI attempts to obtain higher levels of production it will remain uncertain as to its actual capacity.  However, NSI is increasing production capacity of the plant by an initial program of drilling more cavities and further improving the efficiency and output of the surface plant and facilities.  NSI intends to reengineer and expand the production capacity of the plant by a significant amount when such an expansion can be justified.  It is currently developing designs for expansion and obtaining estimates of costs to aid in this evaluation.  The plant is capable of producing all grades of sodium bicarbonate except that used for kidney dialysis.

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

There is no rail transportation to the plant.  Product that is to be shipped by rail is transported by truck to a rail loading facility in Rifle, Colorado that is operated by a third party.  Water for operations is available from water wells on NSI’s property (see Water Rights below).  Electric power and gas are provided by local suppliers.

Marketing Arrangements

NSI sells animal feed grade product through five independent distributors.  The largest of these is Bunnett & Company of Lago Vista, Texas which represents the largest part of our animal feed sales.  The principal of Bunnett & Company is Bill Bunnett, father of Brad Bunnett who is a director of both NSHI and NSI and President of NSI.  The majority of NSI’s industrial and United States pharmaceutical (“USP”) grade products is distributed by an agent, Vitusa Products, Inc. of Berkeley Heights, New Jersey.  Sales distributed through Bunnett & Company accounted for 27% of NSI’s sales revenues in the fiscal year ended June 30, 2009 and sales distributed through Vitusa Products accounted for 25% of our sales revenues during the same period.  A third distributor, Agri Dealers, Inc. of Louisville, Kentucky, an animal feed distributor, accounted for 10% of NSI’s sales revenues during the same period.  There are no other significant marketing relationships that constitute more than 10% of our sales.

Historically, the plant has shipped up to approximately 55% of its production as bulk product and the remainder as bagged product.  NSI packages product in various crystal sizes in 50 lb. bags, 2000 lb. “supersacks”, or in bulk and transports the product to its customers by truck or rail.  NSI sells most of its products throughout the United States, Canada and Mexico.

NSI’s products have many uses and applications.  They include sales to the animal feed, industrial, food and pharmaceutical grade markets.  Sodium bicarbonate is used in baking products, personal care products including toothpaste and antacid remedies; household products including deodorizers, cleaning products, detergents, carpet cleaners, bath salts and cat litter.  Sodium bicarbonate is also used in industrial situations such as leather tanning, fire extinguishers, blast media and waste water treatment.

Figure 5:  A Finished Product Sample

Competitive Advantage

There are five other competitors in the sodium bicarbonate market according to the 2006 Chemical Economics Handbook – SRI Consulting.  NSI’s principal competitors are Church & Dwight, manufacturers of the Arm & Hammer brand; FMC Corporation and Solvay.  Church & Dwight is by far the largest manufacturer in the United States and NSI’s competitors have far greater financial resources than NSI.  NSI is the only producer of sodium bicarbonate from nahcolite, the naturally occurring form of sodium bicarbonate.  All other production of sodium bicarbonate utilizes trona, a mixed form of sodium bicarbonate and sodium carbonate, from Green River, Wyoming.  An alternative method is to produce sodium carbonate synthetically from sodium chloride in an industrial plant.  We believe that both these production methods are more expensive than the solution mining and simple re-crystallisation of sodium bicarbonate from naturally occurring nahcolite NSI employs.  We believe that NSI is the lowest cash cost producer.  NSI competes on the basis of service and price.

In addition, there are significant barriers to overcome for competitors seeking to establish solution mining operations on BLM leases in the Piceance Creek Basin.  The only other sodium leases issued by the BLM in the Piceance Creek Basin are the 4,956 acre Yankee Gulch lease, and the Nielsen-Juhann-Hogle lease covering 2,186 acres.  The Nielsen-Juhann-Hogle lease has not been permitted and would require a public filing of a mining plan, an environmental impact study and a series of public meetings to secure extensive government approvals before it can be brought into production.

We believe that NSHI and NSI have the largest available resource of nahcolite in the Piceance Creek Basin that is currently able to be mined.

Sales and Revenue Performance

Fiscal year 2004 was the first complete fiscal year of NSI’s ownership of its processing plant.  NSI’s annual sales in tonnages and gross revenues are shown in the following tables:

Fiscal Year	Sales (tons)	% Change on prior FY
2004	84,103
2005	85,038	+ 1.1
2006	88,910	+ 4.6
2007	101,970	+14.7
2008	101,614	- 0.4
2009	97,729	-3.8

Fiscal Year	Gross Revenues ($)	% Change on prior FY
2004	12,609,041
2005	14,141,500	+ 12.2
2006	15,293,688	+ 8.1
2007	16,951,997	+ 10.8
2008	17,947,800	+ 5.9
2009	19,835,160	+ 10.5

During 2009, sales were constrained by production interruptions and cavity limitations as discussed above.  NSI now expects that NSI’s new cavities will improve production and supply capability.  NSI’s sales history is illustrated on a quarterly basis in the following graph.

Environmental Issues

The sodium bicarbonate production is licensed under the EPA and BLM as a zero water emission business.   NSI must not allow any water stream from the production process to enter the environment. All breaches must be reported.

Waste water streams are collected in two ponds where the water is evaporated and the residual salts collected for disposal by an approved method.

During our fiscal year ended June 30, 2009, NSI did not allow any water stream to enter the environment and consequently no breaches were reported.

3.	NSI’s Water Rights

General

NSI owns numerous water rights in Northwestern Colorado in the Piceance Creek Basin from the Piceance and Yellow Creeks.  These streams flow into the headwaters of the White River which flows into the Green and Colorado Rivers.  Yellow Creek traverses NSI’s property; Piceance Creek, Yampa River and the White River are nearby.  These water rights incorporate direct pumping rights, direct flow water rights and pumping rights from the White River. We also have a reservoir right associated with the White River pumping rights called the Wolf Ridge Reservoir and NSI owns the Larson Reservoir at the headwaters of Piceance Creek.

The Colorado River Basin covers 244,000 square miles and provides water for 30 million people.   The river has an average flow of around 14 million acre feet per year which occasionally increases to 18 million in wet years and decreases to about 12 million in dry years.

On the basis of the Colorado River Compact of 1922, the Colorado River Basin is divided into the Upper Colorado River Basin and Lower Colorado River Basin at Lee’s Ferry just below the confluence of the Paria River and the Colorado River near the Utah-Arizona border.  The upper Basin and the lower Basin were each apportioned a consumptive use of 7.5 million acre feet of water annually, based on an assumption of 15 million acre feet of available water for the Colorado River.   The assumption was demonstrated to be an overestimate and reduced to 12 million acre feet in a hydrologic study by the U.S. Bureau of Reclamation (CWCB 2004).  In the Upper Colorado River Basin Compact of 1948, the water of the Upper Colorado River Basin was further allocated among the states of Arizona, Colorado, New Mexico, Utah, and Wyoming.  Arizona has a fixed allocation of 50,000 acre feet annually.  The remainder is shared by Colorado (51.75%), New Mexico (11.25%), Utah (23%), and Wyoming (14%).

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
16,502,000

In Colorado the state requires that groundwater removed from an aquifer be augmented (i.e. replaced) from surface water sources.  Thus, new groundwater pumping rights cannot be used for any length of time without an approved plan to augment the water removed from the groundwater wells.

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

However, even though all of the water rights were integrated into the Decree, various water rights may be separated from the water supply required for mining operations.  As discussed below, NSI’s substitution and exchange rights and augmentation plan provide additional flexibility in how we can manage access to NSI’s water rights.

Figure 6:  Colorado River System

The Decree also includes a Water Court approved “plan for augmentation”.  This is a plan that can considerably aid operational flexibility.  NSI’s augmentation plan includes rights under Colorado law of “substitution and exchange”.  Substitution and exchange enables delivering water at one point on a stream and taking water out at another point on the stream.  Water rights may be acquired to enable substitution and exchange.  While this concept may not seem significant, “substitution and exchange” can save millions of dollars in dam and pipeline construction costs and pumping costs to a prospective purchaser who might otherwise have to bring water from a much greater distance than does NSI.

For example, under the Decree, NSI may deliver fully consumable agricultural water rights to Piceance Creek at its headwaters, and “substitute and exchange” this water depleted from Piceance Creek by the operation of its wells at the plant site.  NSI thereby avoids the necessity to pipe water from the headwaters of Piceance Creek to its operations.  Further, because Piceance Creek is such a dry stream, the substitution and exchange ability is limited and at a premium.  As a result of the Decree, NSI owns all or virtually all of the substitution and exchange potential on Piceance Creek and Yellow Creek. While someone else may acquire the right to operate a substitution and exchange on the two streams, that use would be subordinate to NSI’s own substitution and exchange rights.  Potentially, other parties operating in the Piceance Creek Basin who require water may be prepared to pay NSI to share in its substitution and exchange rights.

Under current operations, the water supply for the mining operations is provided by a single well owned by NSI.  The pumping of water from the well causes depletions to Piceance Creek and Yellow Creek.  Colorado law requires that depletions to Piceance Creek and Yellow Creek must be replaced with other water from the same drainage system.  The Decree provides that senior water rights on Piceance Creek are used to replace the depletions to Piceance Creek and part of the depletions to Yellow Creek.  Hence in order to protect mining operations, it is necessary to maintain ownership of well water rights to supply mining operations and senior water rights to replace the depletions caused to Piceance Creek and Yellow Creek.  NSI has several different sources of water to replace the depletions to the streams.  Currently, NSI’s water requirements for its sodium operations are less than one cubic foot per second (“CFS”) or 724 acre feet per year or less than 1% of our total water rights.

There are other factors independent of the Decree that enhance the value of NSI’s water rights.  First, no other plan for augmentation has been approved by the Water Court within the Piceance Creek Basin thereby providing NSI a significant competitive advantage in the water supply available to its activities.  There is also a value associated with having the augmentation plan approved and NSI’s Decree completed.  Litigation is always an uncertain venture, and any new augmentation plan application that is filed will be scrutinized by all the other water rights owners in the Piceance Creek and Yellow Creek drainages, including the major oil companies that have a presence in these Basins.  Potential users of NSI’s water rights may find that constructing a pipeline for delivery of water may be more reliable and cheaper than obtaining a judicially approved plan for augmentation.

NSI’s total water rights exceed more than 100,000 acre feet per year.  We believe that these water rights can generate a future revenue stream and have increasing value, especially as any prospective development of the oil shale resources of the Piceance Creek Basin may require very large volumes of water.  It is our objective to develop and further utilize the water rights NSI owns.

Agreement with Shell Frontier Oil & Gas, Inc.

NSI entered into a contract on January 29, 2007 with Shell, effective January 1, 2007, to sell up to 120 acre feet of water per year at a price equal to $8,146 per acre foot.  Shell has been awarded three 160 acre oil shale research, design and development leases by the Bureau of Land Management contiguous with NSI’s sodium leases.  If Shell purchases any water, it will remove the water using water transport trucks or by constructing a pipeline at its own expense.

NSI will provide water to Shell from one of its existing water wells.  The water will be recovered from the geologic formation commonly known as the “A Groove” and the quality of the water shall be “as is” upon withdrawal from the geologic formation without any treatment by NSI.  The initial term of the agreement is five years and renewable thereafter with the purchase price adjusted according to a formula based on movement in the consumer price index.  A condition of the agreement is that NSI may sell water to other users provided that such delivery is subordinate to the delivery of water to Shell.  Shell did not purchase any water during the year ended June 30, 2009.

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

Appraisals

The current value of NSI’s water rights is unknown.  The most valuable component relates to the Wolf Ridge Reservoir and Pipeline Water rights.  These rights produce a large quantity of water that may be used for commercial purposes.  They could be separately developed and are not currently being used for mining purposes.  The market value of the Wolf Ridge Rights is a function of the amount of fully consumable water available under these water rights.

Water rights are assets routinely bought and sold in the State of Colorado.

The Wolf Ridge Reservoir and Pipeline Water right allows NSI to construct a reservoir and pipeline for storage of 7,379.70 acre feet of water, fed by the pipeline at the rate of 100 CFS, equivalent to 44,800 gallons per minute.  A prospective purchaser of these rights could move the points of diversion or location of the structures to a new location and still take advantage of the relatively senior priority of the rights on the White River.

Identification of Water Rights

Our water rights can be categorized and summarized as follows:

Water Flow Rights	Location	Flow Rate (CFS)	Flow Rate (acre ft/yr)	Percent of Annual Flow
Direct pumping	13 wells on site	45.0	32,579	30%
Direct Flow rights	Piceance Creek	5.3	3,837	3%
River pumping	White River	100.0	72,397	67%
Total flow		150.3	108,813	100%

Water Storage Right	Location	Volume (acre feet)	Percent of Storage
Wolf Ridge Reservoir	Plateau	7,380	92%
Larson Reservoir	Piceance Creek headwaters	600	8%
Total flow		7,980	100%

Direct Pumping Rights   - Well Water

NSI owns thirteen well water rights located adjacent to the sodium bicarbonate process plant as described in the Decree.  These rights have priority dates from the 1970s so they are very “junior” water rights.  Under Colorado law, the Well Water Rights cannot divert water without having a plan of augmentation approved by the Water Court.  NSI’s Decree includes a plan for augmentation authorizing, among other things, wells that have a hydraulic connection to the surface stream to pump water, provided that depletions to the surface stream caused by well pumping are augmented (i.e. replaced) with other water supplies.  As discussed above, the Well Water Rights are included within the Decree.

Senior Direct Flow Water Rights in the Piceance Creek Basin

NSI owns the following senior direct flow water rights:

Name	Appropriation Date	Decree Date	Flow Rate (CFS)
Morgan Ditch No. 1	April 15, 1883	April 28, 1890	1.00
Enlargement and Extension of Morgan Ditch No. 1	September 27, 1886	April 28, 1890	0.40
Morgan No. 2 Ditch	September 27, 1886	April 28, 1890	0.40
Home Supply Ditch	September 19, 1886	May 10, 1889	1.00
Larson Ditch	September 17, 1886	May 10, 1889	2.50

The direct flow water rights located adjacent to the Larson Reservoir on the upper reaches of Piceance Creek are among the most senior water rights in the Piceance Creek Basin.  They were originally decreed for agricultural irrigation however the Water Court in its Decree changed the direct flow water rights for numerous purposes including commercial and industrial purposes.  In addition, the Water Court imposed certain terms and conditions on the use of the water, including annual volumetric limitations on the use of the water rights.  The average annual amount of water that may be diverted and consumed pursuant to the direct flow rights is approximately 234 acre feet.

Wolf Ridge Reservoir and Feed Pipeline Water Rights to the White River

The Wolf Ridge Reservoir and Wolf Ridge Feeder Pipeline water rights were decreed in the 1970s.  However, unlike the Well Water Rights that divert water from the aquifer tributary to Piceance Creek, the Wolf Ridge Water Rights divert water primarily from the White River approximately 12 miles from the current sodium bicarbonate production operations.  Piceance Creek has lower flows in the summer, but the White River is a much larger stream.  Hence a 1970s water right diverting out of the White River will have water available for diversion on a yearly basis.  As discussed above, the Wolf Ridge Water Rights provide for the construction of a reservoir originally intended to be adjacent to the current sodium bicarbonate processing facility to contain a maximum of 7,379.70 acre feet.  This reservoir could be fed by the Wolf Ridge feeder Pipeline at the rate of 100 CFS.  (44,800 gallons per minute).  This is equivalent to 72,396 acre feet per year.

Larson Reservoir and Larson Reservoir Enlargement Water Rights

The Larson Reservoir located on the upper reaches of the Piceance Creek was originally decreed for 62 acre feet of water storage rights with an appropriation date of July 20, 1888 and a decree date of May 10, 1889.  Hence it is a very “senior” water right.  The Water Court Decree changed the uses of the Larson Reservoir Right to include industrial and commercial uses and allows the consumption of approximately 39 acre feet of fully consumable water per year.

The Decree also approved an additional water right referred to as the Larson Reservoir Enlargement Water Right.  It has an appropriation date of April 5, 1988 and may store up to 600 acre feet of water, with the right to refill the Larson Reservoir with 600 acre feet of water per year.  This has not been constructed but could be constructed on land entirely owned by NSI.  The Larson Reservoir Enlargement Water Right could only divert water during the early spring runoff period, so NSI estimates approximately 300 acre feet of water could be stored annually if a reservoir was constructed.  The Larsen Reservoir presently has a large deposit of silt.  NSI intends to evaluate the possibility of excavating the silt and extending the reservoir to provide for a greater storage capacity.

4.	Oil Shale Potential

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

The Cole report described on Page 5 of this Annual Report, states “Shale-Oil resources for the Saline zone under the lease are between 12 and 14 billion barrels.”  The Saline zone sits under one of NSI’s sodium bicarbonate leases from the BLM.  We have not conducted any additional studies on oil shale resources on this specific lease nor the Rock School lease or the other Wolf Ridge leases.

In 2006, the BLM issued five oil shale research leases adjacent to NSI’s sodium bicarbonate operations in accordance with its regulations at that time.  Three of these leases were issued to Shell, as mentioned above.  It is expected that the US Government will evaluate the results achieved by existing holders of these research leases before any commercial leases will be issued.

We currently do not have the right to evaluate or extract these oil shale resources and the Department of Interior does not have any current rules for applying for a lease to evaluate or extract these resources, even on a research basis.  If the Department of Interior issues rules for applying for oil shale research leases, NSHI and NSI may apply for a lease to evaluate these oil shale resources to determine whether we can extract the oil shale on a commercially viable basis.  The Department of Interior may never issue new rules for leases to evaluate or extract oil shale and if they do, we may not qualify for such a lease.

EMPLOYEES

AmerAlia’s day to-day business activities are managed by  Bill H. Gunn, Chairman and President; and Robert van Mourik, Executive Vice President and Chief Financial Officer.  See Item 11 “Executive Compensation”.

NSI has 39 employees in production, sales & marketing, financial, environmental compliance and human resources roles.

ITEM 1A:	RISK FACTORS

AmerAlia is a minority shareholder in NSHI and cannot control NSHI or its wholly-owned subsidiary NSI.

We own only 18% of the equity of NSHI which owns all of NSI so we cannot determine the composition of the boards of directors or management of those companies or their conduct.  Consequently, they may act in a manner that is not in our best interests.  For example, NSHI may make capital calls on its shareholders when AmerAlia has limited funds such that it could face dilution of its ownership interests.

We may have to take certain actions to avoid registration under the Investment Company Act of 1940.

AmerAlia’s only asset is its 18% equity interest in NSHI.  Generally, a company must register as an investment company under the Investment Company Act and comply with significant restrictions on operations and transactions with affiliates if its interest in securities, other than majority owned subsidiaries, exceeds 40% of the company's total assets, or if it holds itself out as being primarily engaged in the business of investing, owning or holding securities.  We have held discussions with the SEC regarding Investment Company Act compliance and unless we can increase our shareholding in NSHI to at least 50% ownership or otherwise meet an exemption from registration under the Investment Company Act, we will need to register as an investment company and will be subject to the various, extensive provisions of the Investment Company Act and its regulations.  We believe that such registration would adversely affect our operations and cause us to incur significant registration and compliance costs.  Any violation of this Act could subject us to material adverse consequences including any contracts that AmerAlia entered into while an unregistered investment company would be void.

We have large accumulated losses, we expect future losses and we may not achieve or maintain profitability.

We have incurred substantial losses and used substantial cash to support our activities through the development stage, complete our acquisition of the assets, refurbish NSI’s plant, expand NSI’s cavities and our restructuring while sustaining our activities to date.  Our accumulated losses were approximately $111 million at June 30, 2009.  While the restructuring and additional capital we have received has provided us with approximately $8,700,000 of shareholders equity at that date, we may continue to lose money unless we can access any income generated by NSI.  As a minority shareholder of NSHI we do not have any rights to access NSHI’s cash flow and may not receive any distributions of dividends.  Hence we do not have any source of incoming cash flow.  We will continue to lose money unless we significantly increase our revenues.  If we cannot operate profitably we may not be able to contribute to further capital calls or raise new capital.   We cannot predict when, if ever, we will operate profitably.

We rely on key employees in NSI to manage its operations and may have difficulty replacing them if they were to leave our employ.

While Bill H. Gunn is intensively involved in NSI’s management, we conduct our operations with a relatively small management team so the loss of an employee through an extended illness or resignation could adversely impact our capacity to successfully fulfill our obligations and thereby impact our sales, margins and operating profitability.

NSI’s pricing of its products is determined in a competitive environment in which it is not generally able to lead prices.

Our industry is dominated by Church & Dwight, a long time manufacturer of the Arm & Hammer brand of baking soda and related products.  NSI’s major competitors also include FMC and Solvay, major corporations with considerable resources, marketing expertise and broader access to customers than we do.  Consequently, if there is a price war with the major companies that dominate the industry NSI’s margins and profitability may be threatened.  In addition, NSI’s business has high fixed costs.  From time to time, NSI may need to reduce prices for some of its products to respond to competitive and customer pressures and to maintain market share. Consequently, NSI’s operating results may suffer.

The loss of any of NSI’s principal customers could significantly lower its sales and profitability.

NSI primarily sells its animal feed grade product through customers who act as distributors.  The largest of these in tonnages and revenues is Bunnett & Company who account for the majority of NSI’s animal feed sales.  In addition, NSI sells most of its higher grade products through Vitusa Products, Inc. of Berkeley Heights, New Jersey.  Another customer, Agri Dealers, Inc., represented nearly 10% of NSI’s sales and together these three constituted approximately 62% of NSI’s sales through June 30, 2009 and about 63% of NSI’s accounts receivable at June 30, 2009.  Consequently, there is also a concentration of credit risk associated with the continuing successful performance of these customers.  The loss of all or part of their business could be injurious to NSI’s sales, margins and profitability.

NSI may not be able to continue to recover sodium bicarbonate economically or at all from the cavities if there are failures in the underground operations.

NSI recovers its sodium bicarbonate from cavities that are about 1,900 feet underground and does so by pumping hot water through a pipe into the cavity and then recovering the pregnant liquor through a recovery pipe that is about 8 inches in diameter.  If portions of an underground cavity collapse, as happened last year, or if there are blockages in the wells, NSI’s ability to recover pregnant liquor can be severely affected.  It is possible a well may become unusable so that NSI would have to drill new a new cavity and associated injection and recovery wells at considerable expense and delays to its production.  As continuity of production requires having operational cavities and as it can take some months to drill new cavities and bring them into production, failure of existing cavities can severely jeopardize NSI’s production capability.

This is a high fixed cost business and if there are underground production problems such as cavity collapses that cause difficulties in recovering product or if NSI is unable to sell sufficient tonnages, the relatively high fixed operating costs applied to a low volume of sales may cause the operation to not be viable.  NSI’s resource of naturally occurring sodium bicarbonate has a zone that contains some sodium chloride.  The presence of too much sodium chloride in the pregnant liquor adversely impacts plant productivity and potentially may cause a reduction in the amount of sodium bicarbonate that might be recovered from a cavity.

Increasing gas, power and fuel costs could erode NSI’s profit margins and harm operating results.

Energy costs and transport costs represent a major component of NSI’s cost structure.  It may be difficult to pass on increased costs to its customers so that NSI’s profitability may be adversely impacted.  This could harm NSI’s financial condition and operating results.

NSI’s operations are subject to a significant amount of regulatory scrutiny and regulation from federal and state authorities.

NSI’s mining and processing operations operate under permits from several state and federal authorities, including the Environmental Protection Agency, the Bureau of Land Management, and the Colorado Division of Minerals and Geology. Failure to comply with government conditions and permitting requirements may cause these permits to be revoked with material and adverse effects on NSI, NSHI and AmerAlia.  If NSI loses its permits, NSI may have to cease operations while it seeks their renewal.  If NSI cannot do this, it will be out of business.  NSI also requires BLM approval in accordance with NSI’s approved mine plan to establish new cavities.  If this approval is denied, then NSI will lose its ability to recover sodium bicarbonate from the lease.  In addition, regulatory authorities may suddenly impose additional compliance obligations which may cause closure of the plant if not met or may refuse to renew leases.

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

NSHI and NSI may be unable to obtain a lease to exploit the oil shale resource that we believe lies below, above and interspersed within the nahcolite contained within their sodium leases.  If they are unable to obtain an oil shale lease, we shall have expended resources for no gain.

Neither NSHI nor NSI currently has the right to evaluate or extract these oil shale resources and the Department of Interior does not have any current rules for applying for a lease to evaluate or extract these resources, even on a research basis.  If the Department of Interior issues rules for applying for oil shale research leases, NSHI and NSI may apply for a lease to evaluate these oil shale resources to determine whether they can extract the oil shale on a commercially viable basis.  The Department of Interior may never issue new rules for leases to evaluate or extract oil shale and if they do, NSHI and NSI may not qualify for such a lease.    Consequently, NSHI and NSI may apply a significant amount of time, energy and money investigating these resources and applying for a lease and still not obtain it.

The oil shale industry has attempted to exploit oil shale commercially in the past and has been unable to do so in an economically feasible manner.  Even if NSHI and/or NSI obtain a research/commercial oil shale lease, the technology may not exist during the term of the lease to exploit oil shale in an economically feasible manner.  If NSHI and NSI are unable to exploit their potential oil shale leases the value of their assets would be materially and adversely affected.

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

If NSHI or NSI are unable to cost effectively exploit oil from oil shale, the value of any potential business opportunity or oil shale leases they may be able to obtain would be materially and adversely affected.

The current technology for production of oil from oil shale may require a significant amount of water.

The value of NSI’s water rights is partly dependent on the development of commercial production of oil from oil shale on or near its properties.  If such commercial oil shale market does not develop, the possible value of its water right assets may be materially and adversely affected.

If NSHI’s operations require further capital and AmerAlia cannot raise funding to provide that capital, AmerAlia’s ownership of NSHI will be diluted.

Currently, AmerAlia owns 18% of NSHI.  Pursuant to the Shareholders Agreement, if NSHI requires more capital for its operations, it will ask its shareholders to contribute such capital on a pro rata basis.  If AmerAlia does not have the funds to contribute this capital, or cannot raise funding for this capital contribution, while Sentient invests its pro rata portion of the capital contribution then AmerAlia’s ownership interest will be diluted.  In addition, if Sentient invests its pro rata portion of the capital contribution and AmerAlia does not, under the Shareholders Agreement Sentient may also contribute AmerAlia’s pro rata portion, which would further dilute AmerAlia’s ownership interest.  If AmerAlia’s ownership interest is diluted the value of its assets will be materially and adversely affected.

Pursuant to our restructuring agreement with Sentient, Sentient has the option to purchase and additional 5,500,000 shares of AmerAlia common stock at $.36 per share to pay for AmerAlia indebtedness that was outstanding as of October 31, 2008.  If Sentient exercises this option, AmerAlia shareholders will have their ownership interest diluted.

In our restructuring transaction, we were not able to repay all indebtedness of AmerAlia and NSHI owed to third parties.  There are also potentially claims that we are unaware of currently.  If any third party brings a claim prior to October 31, 2011 for amounts owed by AmerAlia or NSHI prior to October 31, 2008, Sentient may exercise its option to purchase up to 5,500,000 shares at a purchase price of $.36 to provide AmerAlia with the funds to pay such claim.  If Sentient exercises this option, the percentage ownership of AmerAlia held by its existing shareholders will be reduced.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have held discussions with the SEC regarding Investment Company Act compliance and unless we can increase our shareholding in NSHI to at least 50% ownership or otherwise meet an exemption from registration under the Investment Company Act, we will need to register as an investment company and will be subject to the various, extensive provisions of the Investment Company Act and its regulations.  We believe that such registration would adversely affect our operations and cause us to incur significant registration and compliance costs.  Any violation of this Act could subject us to material adverse consequences including any contracts that AmerAlia entered into while an unregistered investment company would be void.

ITEM 2.	PROPERTIES

AmerAlia has no material properties.  AmerAlia’s only interests in property are through NHSI and NHSI’s wholly-owned subsidiary, NSI.

NSI is a lessee of United States Sodium Mineral Leases C-0118326, C-37474, C-0118327 and C-0119986 covering 8,223 acres and NSHI is a lessee of United States Sodium Lease No. C-0119985 covering 1,320 acres, all in Rio Blanco County, Colorado, USA.  These are described more fully in Item 1. - "Business", above.

NSI’s plant consists of a single building with boilers, centrifuge, and other equipment capable of producing various grades of sodium bicarbonate at approximately 100,000 tons per year.  There are also several other buildings associated with the plant which are used for bulk storage (one building of approximately 50 feet in diameter with a storage capacity of 3,000 tons) and three small sheds (lube storage shed, fire pump house shed, and hazardous materials shed).  The plant, the bulk storage facility and one of the sheds are of metal construction and the other two sheds are of wood construction, each on concrete pads.  In management’s opinion, the plant facilities are adequately insured.

NSI has real property owned in fee simple that is used for the existing water storage reservoir of about 35.8 acres, about 25 miles east of the plant.  NSI also leases a 21,517 square-foot warehouse in Rifle, Colorado, from an unaffiliated landlord.

ITEM 3.	LEGAL PROCEEDINGS

AmerAlia is not subject to any legal proceeding.

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

Of the cases in which NSI has filed a statement of opposition the principal one is the objection to Shell Frontier Oil & Gas, Inc.’s application to move a water right from a tributary of the White River to a point on the White River lower down river than the off take point for NSI’s White River direct pumping right. If Shell were to be successful in their application it might adversely impact the value of our White River water rights. We intend to vigorously oppose this move.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Our common stock is publicly traded under the symbol “AALA”.  Since August 20, 2002, AmerAlia was listed on the OTC Bulletin Board until its shares were transferred to the over the counter market in late 2005.  On May 18, 2009, AmerAlia regained its listing on the Bulletin Board.  The highest, lowest and average closing prices for AmerAlia's common stock as provided by an online service for the past two fiscal years up to June 30, 2009 are provided in the table below.  These prices reflect inter-dealer prices and do not include allowance for retail mark-up or mark-down, commissions or other transaction costs.

For the Quarter Ended	Highest Price For the Quarter ($)	Lowest Price For the Quarter ($)	Average Reported Last Sale Price ($)

September 30, 2007	0.75	0.30	0.34
December 31, 2007	1.01	0.27	0.45
March 31, 2008	0.75	0.35	0.47
June 30, 2008	1.10	0.50	0.80
September 30, 2008	1.00	0.60	0.73
December 31, 2008	0.87	0.30	0.57
March 31, 2009	0.59	0.20	0.39
June 30, 2009	0.55	0.21	0.33

Holders.

The number of record holders of our Common Stock on June 30, 2009 was approximately 205.  This does not include shareholders holding shares in accounts with brokers.

Dividends.

AmerAlia has not paid dividends on its Common Stock and has no plans to pay cash dividends in the future.

Securities authorized for issuance under equity compensation plans.

The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of the fiscal year ending June 30, 2009.

Equity Compensation Plan Information

Plan Category and Description	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	375,000	$0.64	1,000,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	375,000	$0.64	1,000,000

Recent Sales of Unregistered Securities -- Item 701 Disclosure.

Date of Issue	No. of Shares	Recipients	Consideration	Reliance on exemptions	Conversion Terms	Notes
(a)	(b)	(c)	(d)	(e)	(f)
Sept 2008	1,402,200	Two accredited investors	Settlement of debts	See Note 1.	None
Oct 2008	15,277,778	Sentient	$5,500,000 cash	See Note 1.	None	2
	12,597,269	Sentient	Settlement of debts	See Note 1.	None	2
	5,100,858	Directors & affiliates	Settlement of debts	See Note 1.	None	2
	2,433,706	Six accredited investors	Settlement of debts	See Note 1.	None	2
Dec 2008	12,149,628	Sentient	$4,373,866 cash	See Note 1.	None	2
June 2009	33,750	Non-executive directors	Option exercises	See Note 1.	None	3

1.
No underwriters were involved in the transactions.  The issuance of the shares was accomplished pursuant to exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act of 1933.

2.	See Item 1 at Restructuring Transactions,.
3.	Issued pursuant to the cashless exercise provisions of option agreements they were issued under the shareholder approved Stock Option Plan

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Annual Report. See “Cautionary Note Regarding Forward-Looking Statements” above.

Our business is to identify and develop natural resource assets.  AmerAlia actively participates in the management and development of the natural sodium bicarbonate resources and water rights owned by our former direct subsidiary, Natural Soda Holdings, Inc. (“NSHI”) and NSHI’s wholly-owned subsidiary Natural Soda, Inc. (“NSI”).

Currently, we own 18% of NSHI.  We are attempting to acquire some or all of the outstanding shares of NSHI we do not own from Sentient so that we can secure majority ownership.  If we can successfully acquire more of NSHI to increase our ownership to at least 50% we shall, as we discuss below, consolidate at least 50% of NSHI’s and NSI’s assets and liabilities to our balance sheet in exchange for an issue of new shares and consolidate at least 50% of NSHI’s and NSI’s income and expenses to our income statement.  If we cannot achieve this objective we shall likely have to register as an investment company or seek alternative means of complying with the Investment Company Act.  We are discussing this issue with Sentient and the Securities and Exchange Commission.  We are also considering the possible benefits of acquiring other natural resource assets.

Previously NSHI owned 46.5% of NSI.  On September 25, 2008, AmerAlia, NSHI and NSI, entered into a restructuring agreement with the Sentient Entities.  As a result, NSI became a wholly-owned subsidiary of NSHI, Sentient and AmerAlia converted their loans to NSHI into NSHI equity and AmerAlia’s ownership in NSHI was reduced from 100% to 18%.  Sentient converted its loans to AmerAlia into additional common stock of AmerAlia.  All debts previously owed to Sentient by NSHI and AmerAlia were cancelled.

AmerAlia also received approximately $10 million in cash from Sentient and others, settled approximately $12 million of debt, terminated indemnification rights relating to the extinguishment of a $9.9 million bank loan and extinguished other obligations in exchange for the issue of 48,961,439 shares of its common stock.  As a result after repaying debts and other obligations, AmerAlia had approximately $4,300,000 in cash at June 30, 2009.   Sentient now owns 72.4% of AmerAlia’s common stock.  AmerAlia, NSHI and NSI are now largely debt free.

NSI owns various water rights in the Piceance Creek Basin in northwest Colorado, a part of the Colorado River drainage system.  These various rights allow NSI to draw up to a maximum of 108,812 acre feet (35.46 million gallons) annually and to store up to 7,980 acre feet of water.

NSHI and NSI also own BLM leases in the Piceance Creek Basin covering very large deposits of naturally occurring sodium bicarbonate called nahcolite.  NSI’s business is to produce and sell natural sodium bicarbonate, commonly known as baking soda, for use in a wide variety of products and activities. NSI’s immediate objectives are, firstly, to be a low cost producer of sodium bicarbonate and to leverage that low cost advantage to achieve superior profit margins; and secondly, to profitably utilize its water assets.

Deposits of oil shale lie below, above and are interspersed within the nahcolite contained within the sodium leases.  We do not have any rights to recover oil shale but NSHI and NSI plan to apply for leases to exploit all or part of this oil shale if and when the United States government formulates procedures for that purpose.  Shell Frontier Oil & Gas Co. (“Shell”) has three research, development and demonstration leases adjacent to NSI’s sodium leases.  A Shell fact sheet, “Shell Exploration & Production Technology - to secure our energy future – Mahogany Research Project” reports an estimated potential recovery rate of up to one million barrels of oil per surface acre.  If we obtain the right to exploit all or part of this oil shale, we plan to independently determine possible recovery rates and attempt to develop an economically feasible plan to recover oil from the oil shale resource contained within the area where NSHI’s and NSI’s  sodium leases are located.

Sales and Revenue Performance of NSHI and NSI

Fiscal year 2004 was the first complete fiscal year of NSI’s ownership of its processing plant.  NSI’s annual sales in tonnages and gross revenues are shown in the following tables:

Fiscal Year	Sales (tons)	% Change on prior FY
2004	84,103
2005	85,038	+ 1.1
2006	88,910	+ 4.6
2007	101,970	+14.7
2008	101,614	- 0.4
2009	97,729	-3.8

Fiscal Year	Gross Revenues ($)	% Change on prior FY
2004	12,609,041
2005	14,141,500	+ 12.2
2006	15,293,688	+ 8.1
2007	16,951,997	+ 10.8
2008	17,947,800	+ 5.9
2009	19,835,160	+ 10.5

During 2009, sales were constrained by production interruptions and cavity limitations as discussed above at Item 1.  NSI now expects that NSI’s new cavities will improve production and supply capability.  NSI’s sales history is illustrated on a quarterly basis in the following graph.

The following table presents comparative consolidated income statements of NSHI and NSI:

	FY2009	FY2008	Change on Prior year
Tonnage sold	97,729	101,614	-3.8%
Revenues	$19,835,160	$17,947,800	10.5%
Cost of Sales	14,783,530	16,330,335	-9.5%
Gross Profit	5,051,630	1,617,465	212%
General & administrative expenses	296,427	179,191	65.4%
Depreciation & amortization	2,565,526	1,771,884	49.9%
Loss on impairment	1,876,000	-
Total expenses	4,737,953	1,951,075	142.8%
Income (loss) from operations	313,677	(333,610)
Other income (expense)
Other income	11,989	206
Interest income	1,029	2,102	-51.0%
Interest expense	(7,212,753)	(45,958,214)	-84.3%
Total other income (expense)	(7,199,735)	(45,955,906)	-84.3%
Net income (loss) before minority interest	(6,886,058)	(46,289,516)	-85.1%
Minority income (loss)	(168,274)	341,837	-149.2%
Net income (loss)	$(7,054,332)	$(45,947,679)	-84.6%

This table shows:

•
While tonnage sold decreased by 3.8% over the prior year, gross revenues increased by 10.5% as a result of price increases and cost of sales were reduced by 9.5% leading to an increase in gross profit of 212% to $5,051,630 from $1,617,465;

•	General and administrative expenses increased to $296,427 from $179,191 reflecting restructuring costs;

•
As there is a decreased likelihood of a plant being built on the Rock School lease, retaining the value of the engineering drawings in NSI’s financial statements could not be justified so an impairment charge of $1,876,000 was recorded.  However, NSI believes the plans can be used if required and remain useful in developing cavities on the Rock School lease.

•	If there had been no impairment charge, the income from operations would have been $2,189,677 compared with the net loss from operations of $333,610 in the previous year.

•	The reduction in interest expense marks the outcome of the restructuring agreement in which all loan and interest obligations owed to AmerAlia and Sentient were exchanged for NSHI equity.

The following table presents comparative consolidated balance sheets for NSHI and NSI and demonstrates the effect of increases in sale prices being reflected in increased accounts receivables and the effect of the restructuring agreement on the exchange of obligations for equity:

	As of June 30, 2009	As of June 30, 2008	Change on Prior year
ASSETS
Cash	$156,139	$-
Accounts receivable	3,723,426	2,898,121
Inventories	930,349	742,760
Prepaid expenses	325,942	483,315
Total Current Assets	5,135,856	4,124,196	1,011,660
Property, plant & equipment, net	9,462,474	9,463,356
Cavities & well development, net	6,130,745	5,862,227
Mineral leases	4,167,471	4,167,471
Total Fixed Assets	19,760,690	19,493,054	267,636
Water rights	3,150,582	3,150,582
Equipment held and not yet in service	3,197,842	3,197,842
Rock School lease & reserves	3,300,000	3,300,000
Well & well development, RSL	595,000	595,000
Deferred financing & acquisition costs, net	731,848	770,816
Engineering drawings	-	1,876,000
Deposits & bonds	8,000	12,000
Restricted funds	1,267,480	1,079,980
Patents, net	22,886	26,238
Total Other Assets	12,273,638	14,008,458	(1,734,820)
TOTAL ASSETS	$37,170,184	$37,625,708

LIABILITIES
Bank overdraft	$-	$54,080
Accounts & royalties payable	1,848,778	1,888,099
Accrued expenses	434,590	586,036
Related party obligations	-	86,720,468
Notes payable, current	1,612,741	1,873,671
Capital leases, current	10,983	64,674
Total Current Liabilities	3,907,092	91,187,028	(87,279,936)
Notes payable, long term	29,784	15,561
Capital leases, non current portion	11,071	3,436
Asset retirement obligations	967,825	1,036,640
Total Non Current Liabilities	1,008,680	1,055,637	(46,957)
TOTAL LIABILITIES	4,915,772	92,242,665	(87,326,893)

MINORITY INTEREST IN NSI	-	15,376,985	(15,376,985)

EQUITY
Preferred stock	-	4,949,000
Common stock	10,000	510
Additional paid in capital	117,701,031	3,458,835
Accumulated deficit	(85,456,619)	(78,402,287)
TOTAL EQUITY	32,254,412	(69,993,942)	102,248,354
TOTAL LIABILITIES AND EQUITY	$37,170,184	$37,625,708

AmerAlia

Similarly, the restructuring has substantially altered our income and cost structure.  We reported revenues from operations for the four months beginning July 1, 2008 to October 31, 2008, the effective date of the restructuring, such that after deducting cost of sales our gross profit for the four month period was $1,320,183 which compared very favorably with our gross profit for full fiscal year 2008 of $1,617,465.  Depreciation, amortization and accretion expense likewise reflected costs for the four months to end October and were 51% lower at $867,710 compared with $1,771,884 for the prior year in spite of reflecting the higher amortization costs.  General and administrative expenses for the year were 5.6% higher at $972,572 compared with $921,392 as a result of higher legal, accounting and other restructuring costs.  The loss from operations of $520,099 compared favorably with the prior year’s loss of $1,075,811.  Since October 31, 2008 we have accounted for our investment in NSHI using the equity method.

We recorded gains on settlement of liabilities of $1,874,359 associated with the restructuring and significantly reduced interest and financing costs, $6,936,607 compared with $45,638,653 in the prior year.  All liabilities for interest expenses were either paid in cash out of funds raised through the restructuring or exchanged for equity as described in the notes to the financial statements.  The minority interest in the net loss of the subsidiary was $168,274 for the four months to end October compared with a net gain in the prior year of $341,837.  Our net loss from our equity investment for the remainder of the current fiscal year was $51,895.  The resulting net loss for the year was $5,788,307 compared with $46,352,377 in the prior year.

Liquidity and Capital Resources

NSHI and NSI

Since the acquisition of its properties in 2003 through June 30, 2009, NSI has invested $6,566,202 developing the well field and its cavities.  In recent times sodium bicarbonate has been recovered from three cavities denominated as 5H, 6H and 7H from which the BLM has authorized NSI to recover nearly 230,000 tons of sodium bicarbonate under an approved mine plan as at June 30, 2009.  In early September 2009, NSI completed a new cavity, 10H, at a cost of approximately $2,750,000 that increases NSI’s authorized recovery by 308,000 tons.  NSI is currently embarking on another drilling program at an estimated cost of $2,400,000 to establish another new well, 11H, and expects to secure a further increase of 300,000 tons to its authorized recovery to ensure a reliable supply of feed liquor to its plant for several years.  Along with these wells, NSI has installed an additional pipeline to carry the recovered liquor to the plant at a cost of approximately $715,000.  This pipeline will support three cavities.  These activities are part of an exploration and production cavity installation program which is expected to cost approximately $9 million over time. While NSI is generating sufficient free cash flow to provide for most of this expenditure, NSI needed additional financing to fund the initial investment.  Consequently, AmerAlia and Sentient completed a Contribution Agreement and we advanced $450,000 as our share of $2,500,000 NSHI raised from ourselves and Sentient in July 2009.

AmerAlia

The recent restructuring resulted in NSHI owning all of NSI and AmerAlia owning 18% of NSHI.  Sentient no longer holds any debt in either AmerAlia or NSHI.  All debentures issued by NSHI have been cancelled.   AmerAlia extinguished other obligations in exchange for the issue of shares of our common stock as discussed more fully above in Item 1 and in our financial statements.  Sentient now owns 72.4% of AmerAlia’s common stock.  When combined with its limited additional purchase rights, Sentient’s beneficial ownership is 74.5%.

During the financial year ended June 30, 2009, we received $9,873,866 in cash through issuing shares of our common stock to Sentient at $0.36 per share.  We also exchanged obligations totaling $5,543,787 due to Sentient and other related parties for issues of shares.  We paid $29,125 of capital lease payments and invested $122,380 in NSI’s cavities and well development and $26,743 on its plant and equipment.  Upon the closing of the restructuring agreement we repaid $980,000 of related party debts, repaid other notes payable of $1,444,150, a bank overdraft of $54,331, accrued expenses of $1,091,624, interest payable of $378,279 and accounts and royalties payable of $1,101,340. We sourced $42,863 by releasing restricted funds and $155,647 from prepaid expenses.  We applied $46,614 to increasing NSI’s accounts receivable and $54,370 to increased inventory prior to the restructuring.

Consequently, AmerAlia now holds an investment in NSHI which is unlikely to produce sufficient distributions of income to meet AmerAlia’s overhead expenses in the short term.  However, as the effect of the restructuring has been to repay nearly all of AmerAlia’s obligations, AmerAlia expects that the operating costs of AmerAlia will be reduced to approximately $1,000,000 annually.   In addition, NSHI may call on its shareholders for additional capital.  While AmerAlia has reserved $2,880,000 to meet anticipated capital calls of which we contributed $450,000 in July 2009 as discussed above, its remaining cash reserves are required to sustain AmerAlia’s operations and repay obligations.

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

In view of these conditions, AmerAlia’s ability to continue as a going concern is dependent upon its ability to obtain additional financing or capital to meet its ongoing obligations.  AmerAlia’s ability to obtain further financing through the offer and sale of AmerAlia’s securities is subject to market conditions and other factors beyond AmerAlia’s control.  There is no assurance AmerAlia will be able to obtain financing on favorable terms or at all.  If cash is insufficient to fund its business operations, they could be adversely affected.   Insufficient funds may require delay, scaling back or eliminating expenses and/or employees.

Potential Effect of Acquisition of Additional NSHI Shares

Nevertheless, we wish to acquire some or all the outstanding equity in NSHI and are investigating acquiring other businesses.  If we could acquire all the shares of NSHI we currently do not own then, on the basis of the June 30, 2009 financial data, we would have total assets of approximately $41.5 million and total liabilities of approximately $6 million.  We would own all of the operating assets of NSHI and NSI and have access to their cash flows.  We would also assume responsibility for the further development of the business.  We expect that NSHI will have development capital requirements in addition to those needs discussed above.  Hence we need to further enlarge the equity capital of AmerAlia and we intend to seek additional capital during the forthcoming year although we may not be able to obtain additional financing on commercially reasonable terms, if at all.

While we are having discussions with Sentient about our need to comply with the obligations of the Investment Company Act or else take other action so that we do not have to register as an investment company, we cannot offer any assurance that we will be able to reach an agreement with Sentient for this purpose.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements for either AmerAlia, NSHI or NSI that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. NSI sometimes enters into forward purchases of natural gas in order to secure supplies at fixed prices for up to 75% of anticipated requirements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

AmerAlia’s financial statements are attached at the end of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Control and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 and Item 307 of Regulation S-X we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing this Annual Report.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer who concluded that our disclosure controls and procedures are effective.

As defined in Rule 13a-15(e), disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2009.  In making our assessment of internal control over financial reporting, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   Based on this assessment, our management concluded that our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the year we addressed and rectified various deficiencies previously identified.  We have retained qualified and experienced accounting contractors to supervise our staff and maintain our accounting records and have thereby accessed additional resources sufficient to enable adequate separation of duties and compliance with generally accepted accounting principles.  There has been no change in our internal control over financial reporting, except as described above, during the financial year ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name & Age	Position	First Elected Or Appointed As Director

Bill H. Gunn (67)	Chairman of the Board,	02/84
	President & CEO of AmerAlia, Inc.	09/90
Robert C.J. van Mourik (56)	Director, Executive Vice President & Chief Financial Officer, Secretary & Treasurer of AmerAlia, Inc.	09/09
Neil E. Summerson (61)	Director (1)	09/90
Geoffrey C. Murphy (68)	Director (1,2)	06/99
James V. Riley (72)	Director (1,2)	10/01
Robert C. Woolard (72)	Director (2)	05/04
J. Jeffrey Geldermann (59)	Director, President, Credentials, Inc.(2)	06/04

(1)  Members of the Audit Committee.
(2)  Members of the Compensation Committee

There are no family relationships among the officers or directors.  No arrangement exists between any of the above officers and directors pursuant to which any one of those persons was elected to such office or position.

Directors hold office until the next annual meeting of shareholders and a successor is elected and qualified, or until the director’s death, resignation or removal.  Executive officers are elected at annual meetings of the Board of Directors.  Each such officer holds office for one year or until a successor has been duly elected and qualified or until death, resignation or removal.

Each of Mr. Summerson, Mr. Riley, Mr. Murphy, Mr. Woolard and Mr. Geldermann is independent as that term is defined in Rule 5605(a)(2) of the Nasdaq listing rules.

During the year ended June 30, 2009 the board of directors met four times by telephone.  No directors attended less than 75% of the meetings.

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

NEIL E. SUMMERSON

Mr. Summerson is a director of several Australian listed and unlisted public companies and closely held private companies.  He is a director of Bank of Queensland Ltd, Moore Stephens (Qld) Limited, Pioneer Permanent Building Society Limited, Home Building Society Limited, PQ Lifestyles Limited and Australian Made Campaign Limited; Australian public companies.  He was the Senior Partner, and for five years prior was Managing Partner, in the international accounting firm of Ernst & Young, at its offices in Brisbane, Australia.  Mr. Summerson received his Bachelor of Commerce degree from the University of Queensland in 1968.  He is a Fellow of the Institute of Chartered Accountants

GEOFFREY C. MURPHY

In 2009 Mr. Murphy became a principal of Valor Leadership Partners, LLC, a consulting firm based in Peachtree City, Georgia.  Previously, he was employed as the Senior Vice President of Citrico Holdings, Inc., a company engaged in the manufacture of lemon-based products from September 1, 2001 until September 30, 2004.   Mr. Murphy graduated with a Bachelor’s degree from Dartmouth College, and a Master’s of Business Administration from the Amos Tuck School of Business Administration at Dartmouth College.

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

ROBERT C. WOOLARD

Mr. Woolard retired in August 2003 after being in the brokerage and investment banking business for 45 years.  His last 5 years were spent at Stifel, Nicolaus & Company, a member firm of the New York Stock Exchange, as a Vice-President/Account Supervisor in the Investment Banking Department.

J. JEFFREY GELDERMANN

Mr. Geldermann is and has been since 1997, President of Credentials, Inc., a company offering computer based electronic academic qualifications verification services used by colleges and universities.

Identification of Significant Employees.

In addition to the executive officers discussed above, NSI employs two significant employees.  They are Bradley (“Brad”) Bunnett, President and Robert (“Bob”) Warneke, Executive Director of Manufacturing.

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

Family Relationships.

There are no family relationships among the officers or directors.

Involvement in Certain Legal Proceedings:

During the past five years, no director or executive officer of AmerAlia has:

•
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

•	Been convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offences);

•
Been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•
Been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission, or by the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Financial Expert.

The Board of directors has determined that Messrs. Neil E. Summerson and Geoffrey C. Murphy are both qualified to be and are financial experts on the Audit Committee, as defined in Item 407(d)(5) of Regulation S-K.

Identification of the Audit Committee.

Members of the Audit Committee are Messrs. Neil E. Summerson (Chairman), Geoffrey C. Murphy and James V. Riley.  The purpose of the Audit Committee is to provide assistance to the corporate directors in fulfilling their responsibility to the shareholders, potential shareholders and the investment community relating to corporate accounting, reporting practices and the quality and integrity of the company’s financial reports.  The committee engages the services of the auditors.  Each of the members of the audit committee is independent as that term is defined in Rule 5605(a)(2) of the Nasdaq listing rules.  The audit committee met formally four times during the year ended June 30, 2009 and has met three times since.

The Audit committee is governed by an audit committee charter.

Compensation Committee.

A compensation committee comprising the non-executive directors of the Board of Directors was first formed early in 1993 and determined the compensation payable to Messrs. Gunn and van Mourik, as set out below.  The compensation committee now comprises Messrs. Murphy, Riley, Woolard and Geldermann; none has been an officer nor an employee of AmerAlia or any of our subsidiaries during the fiscal year ended June 30, 2009, or subsequently.  None of Mr. Murphy, Mr. Riley, Mr. Woolard or Mr. Geldermann has any other direct or indirect relationship with AmerAlia requiring disclosure by us pursuant to Item 401 of Regulation S-K.  Furthermore, no executive officer of AmerAlia served as a member of the compensation committee (or similar committee) of another entity that dealt with compensation paid to any member of our compensation committee, or with which any other interlocking relationship exists.

The compensation committee did not meet during fiscal year ended June 30, 2009 or since.  The compensation committee has the authority to review and make recommendations to our Board of Directors with respect to the compensation of our executive officers.

Appointment of directors

At each annual meeting of our shareholders the current board proposes nominees for election as directors.  We do not have any procedure by which shareholders can nominate candidates other than through an approach to the board.

Under the Restructuring Agreement, discussed in Item 1, Sentient also has the right to nominate Peter Cassidy, Chairman and CEO of Sentient, and up to three additional suitably qualified persons for election by AmerAlia’s shareholders as directors of AmerAlia.

The board of directors of AmerAlia does not have a nominating committee because we were not focused on recruiting additional directors until the completion of the recent restructuring.  However, our board intends to establish a committee and seek new directors, particularly if we compete the restructuring of our holdings in NSHI with Sentient.

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

Based solely on its review of the copies of the reports it received from persons required to file, AmerAlia believes that during the period from July 1, 2008 through June 30, 2009, all filing requirements applicable to officers, directors, and greater-than-10% shareholders have been met in accordance with the requirements of Section 16(a).

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation paid to our executive officers during the two fiscal years ended June 30, 2009.  Messrs. Gunn and van Mourik were the only executive officers receiving or accruing compensation exceeding $100,000 during fiscal year 2009, as shown below.  None of our executive officers are subject to employment agreements.  The compensation of our executive officers is determined by the compensation committee of the board of directors.  Mr. Gunn receives a salary of $100,000 per year from NSI that is paid directly by NSI.  During the fiscal year ended June 30, 2009 we were able to pay nearly all the outstanding compensation due to Mr. Gunn and all the outstanding compensation due to Mr. van Mourik as described in Item 13.  They are now paid regularly.

Name and Principal Position (a)	Year (b)	Salary (1) $ (c)	Bonus $ (d)	Stock Awards $ (e)	Option Awards $ (f)	Non-equity incentive plan compensation $ (g)	Non-qualified deferred compensation earnings $ (h)	All other compensation $ (i)	Total $ (j)
Bill H. Gunn President &	2009	114,000	-0-	-0-	-0-	-0-	-0-	-0-	114,000
Chief Executive Officer	2008	114,000	-0-	-0-	-0-	-0-	-0-	-0-	114,000

Robert van Mourik Chief Financial	2009	164,000	-0-	-0-	-0-	-0-	-0-	-0-	164,000
Officer & Executive Vice President	2008	164,000	-0-	-0-	-0-	-0-	-0-	-0-	164,000

(1)
At June 30, 2009 accrued unpaid compensation, interest, expenses and advances to the company of $48,769 and $1,132 were due to Bill H. Gunn and Robert van Mourik respectively (at June 30, 2008: $219,065 and $616,342, respectively).  These amounts also include $14,000 director’s fees due annually.   In addition, Bill H. Gunn is paid a salary of $100,000 by NSI.

AmerAlia does not have a group medical insurance plan for its executive officers although Mr. Gunn participates in a comprehensive group medical insurance plan that NSI provides for its employees.  While AmerAlia has no retirement plans, NSI contributes matching contributions to a 401(k) plan for Mr. Gunn.

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

2001 Stock Option Plan

In March 2001, the Board of Directors adopted a stock option plan for its officers, employees, and consultants.  The Board of Directors (through its compensation committee) can issue options under this plan to acquire up to 1,000,000 shares to officers, employees and consultants.  The Plan is intended to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to our success by offering them an opportunity to participate in our future performance through awards of stock options.  In each case, the Board of Directors (through its compensation committee) will determine the price at which options may be issued, the term of the options, and the number of options to be issued.  In no case may the exercise price be less than the market value of the underlying shares at the time of grant. Our shareholders approved this plan at the annual meeting of shareholders held in June 2001.  No officer exercised stock options during the fiscal year ended June 30, 2009.  There are no outstanding stock options at June 30, 2009 held by either officer.

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

		Fees earned or paid in cash	Stock Awards	Option Awards	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
Name		$	$	$	$	$	$	$
(a)	Year	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Neil E. Summerson	2009	20,000	-0-	27,657	-0-	-0-	-0-	47,657
Geoffrey C. Murphy	2009	20,000	-0-	27,657	-0-	-0-	-0-	47,657
James V. Riley	2009	18,000	-0-	27,657	-0-	-0-	-0-	45,657
Robert C. Woolard	2009	14,000	-0-	27,657	-0-	-0-	-0-	41,657
J. Jeffrey Geldermann	2009	14,000	-0-	27,657	-0-	-0-	-0-	41,657

2001 Directors’ Incentive Plan

In March 2001, the Board of Directors adopted a plan by which each director (who is not an employee or officer) is granted:

•	an option to purchase 75,000 shares at a current market price upon joining the Board of Directors; and
•	an option to purchase 37,500 shares on July 1 of each year he remains a director.

The exercise price for these options is the average market price of our Common Stock during the month of June preceding each grant date, and the options have a three-year term. All options granted under this plan are exercisable six months after the date of grant.

The following table summarizes information with respect to each non-executive director’s outstanding stock options at June 30, 2009.

	Option Awards
Name	Number of securities underlying unexercised options # Exercisable	Number of securities underlying unexercised options # Unexercisable	Option exercise price $	Option expiration date
(a)	(b)	(c)	(e)	(f)
Neil E. Summerson	37,500	-	0.40	6/30/10
	37,500	-	0.88	6/30/11
Geoffrey C. Murphy	37,500	-	0.40	6/30/10
	37,500	-	0.88	6/30/11
James V. Riley	37,500	-	0.40	6/30/10
	37,500	-	0.88	6/30/11
Robert C. Woolard	37,500	-	0.40	6/30/10
	37,500	-	0.88	6/30/11
J. Jeffrey Geldermann	37,500	-	0.40	6/30/10
	37,500	-	0.88	6/30/11

On July 1, 2007, we granted 37,500 options to acquire shares of Common Stock at $0.40 per share exercisable until June 30, 2010 to each of the following non-executive directors:
•	Geoffrey C. Murphy
•	Neil E. Summerson
•	James V Riley
•	Robert C. Woolard and
•	J. Jeffrey Geldermann.

During the fiscal year ended June 30, 2009, Messrs. Summerson, Murphy, Riley, Woolard and Geldermann each exercised these options to acquire 6,750 shares utilising the cash less exercise provisions of the option agreements.

On July 1, 2008, we granted 37,500 options to acquire shares of Common Stock at $0.88 per share exercisable until June 30, 2011 to each of the following non-executive directors:
•	Geoffrey C. Murphy
•	Neil E. Summerson
•	James V Riley
•	Robert C. Woolard and
•	J. Jeffrey Geldermann.

On July 1, 2009, we granted 37,500 options to acquire shares of Common Stock at $0.29 per share exercisable until June 30, 2012 to each of the following non-executive directors:
•	Geoffrey C. Murphy
•	Neil E. Summerson
•	James V Riley
•	Robert C. Woolard and
•	J. Jeffrey Geldermann.

These options vest on January 2, 2010.

Other Arrangements

Except as described herein, no officer or director of AmerAlia has been or is being paid any cash compensation, or is otherwise subject to any deferred compensation plan, bonus plan or any other arrangement and understanding whereby such person would obtain any cash compensation for his services for and on behalf of AmerAlia except that for the financial years ended June 30, 2009 and 2008 an allowance for interest on unpaid outstanding compensation, directors fees and expenses reimbursement was accrued as follows:

Director	Fiscal year ended June 30,
	2009	2008

Robert van Mourik	$32,806	$61,545
Bill H. Gunn	13,878	26,959
Geoffrey C. Murphy	7,717	19,697
Neil E. Summerson	3,727	8,294
James V. Riley	3,337	7,794
Robert C. Woolard	3,011	7,203
J. Jeffrey Geldermann	2,902	6,904
Total:	$67,378	$138,396

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At September 21, 2009, we had one class of outstanding voting securities, our common stock (referred to herein as the “Common Stock”).  The following table sets forth information as of September 20, 2009 on the ownership of the Common Stock for all directors, individually, all executive officers named in the compensation table, all executive officers and directors as a group, and all beneficial owners of more than five percent of the Common Stock.  The following shareholders have sole voting and investment power with respect to the shares unless indicated otherwise.

Name & Address of Beneficial Owner	Amount & Nature of Beneficial Ownership		Percent of Common Stock*

Robert C. Woolard	2,269,225	(1)	3.4%
219 Eagle Pointe Drive, Branson, MO
James V. Riley	2,083,733	(2)	3.1%
414 N. Orleans, Suite 405, Chicago IL
J. Jeffrey Geldermann	1,210,500	(3)	1.8%
535 Kenilworth Ave, Kenilworth IL
Bill H. Gunn	1,064,445	(4)	1.6%
Aspen, Colorado
Geoffrey C. Murphy	776,993	(5)	1.2%
514 Meadow Rd, Winnetka IL
Robert van Mourik	545,385	(6)	0.8%
St Lucia, Queensland, Australia
Neil E. Summerson	516,417	(7)	0.8%
Yeronga, Queensland, Australia
Officers & Directors as a Group (7 persons)	8,466,698	(8)	12.7%
Sentient USA Resources Fund, LP	53,454,495	(9)	74.5%
George Town, Grand Cayman, Cayman Islands
•
Percent of common stock is calculated individually (or as a group) assuming an individual (or all members of a group) exercises its options or any other rights it might have to take up additional common stock.  The calculations assume that other holders of equity interests do not exercise their rights unless they are part of the same group.  The calculation is based on a total of 66,293,696 shares plus the number of applicable options or rights in each case.

(1)
Includes 21,932 shares held in Mr. Woolard's IRA account, options to acquire 37,500 shares at $0.40 until June 30, 2010, options to acquire 37,500 shares at $0.88 until June 30, 2011 and options to acquire 37,500 shares at $0.29 until June 30, 2012. Also includes the following shares in which Mr. Woolard disclaims any beneficial interest:  21,937 shares held in an IRA account for Karen O Woolard and 2,112,856 shares held by the Karen O Woolard Trust.

(2)
Includes 1,971,233 shares of Common Stock held by the James V. Riley Revocable Trust, options held directly to acquire 37,500 shares of Common Stock at $0.40 per share exercisable through June 30, 2010, options to acquire 37,500 shares at $0.88 until June 30, 2011 and options to acquire 37,500 shares of Common Stock at $0.29 per share exercisable through June 30, 2012.

(3)	Includes options to acquire 37,500 shares at $0.40 until June 30, 2010, options to acquire 37,500 shares at $0.88 until June 30, 2011 and options to acquire 37,500 shares at $0.29 until June 30, 2012.
(4)	Includes 131,960 shares of Common Stock owned by Gunn Development Pty. Ltd. (of which Mr. Gunn is a controlling shareholder).
(5)	Includes options to acquire 37,500 shares at $0.40 until June 30, 2010, options to acquire 37,500 shares at $0.88 until June 30, 2011 and options to acquire 37,500 shares at $0.29 until June 30, 2012.
(6)
Includes 240,760 shares of Common Stock owned by Ahciejay Pty. Ltd. as trustee for The R.C.J. Trust, and 304,125 shares of Common Stock held in trust for the R.C.J. Superannuation Fund, as to both of which Mr. van Mourik and his family are beneficiaries.

(7)
Includes 400,167 shares held by held by Glendower Investments Pty Ltd as trustee for a trust of which Mr. Summerson and his family are beneficiaries; 3,750 shares held by held by Glendower Properties Pty Ltd as trustee for a trust of which Mr. Summerson and his family are beneficiaries; and options held directly to acquire 37,500 shares at $0.40 until June 30, 2010, options to acquire 37,500 shares at $0.88 until June 30, 2011 and options to acquire 37,500 shares at $0.29 until June 30, 2012.

(8)	Includes beneficial ownership of Messrs. Woolard, Riley, Geldermann, Gunn, Murphy, van Mourik and Summerson, as described in notes 1, 2, 3, 4, 5, 6 and 7, above.
(9)	Includes the right to purchase 5,500,000 shares for $0.36 each subject to certain conditions as discussed in Item 1.

To the best of our knowledge, there are no arrangements, understandings or agreements relative to the disposition of any of our securities, the operation of which would at a subsequent date result in a change in control of AmerAlia.

Changes in Control.

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

The following sets out information regarding transactions between officers, directors and significant shareholders of AmerAlia during the most recent fiscal year and subsequently.

Sentient Entities

On September 25, 2008, AmerAlia, NSHI, NSI, Bill H. Gunn and Robert van Mourik, directors and executive officers of AmerAlia (collectively the “AmerAlia parties”) entered into a Restructuring Agreement with the Sentient Entities.  Previously, NSHI owned 46.5% of NSI.

On October 31, 2008, the AmerAlia Parties and the Sentient Entities completed an Amendment to the Restructuring Agreement.  As a result of the amendment, the restructuring transaction was divided into two closings.  In accordance with the amended agreement the first closing occurred as of October 31, 2008.  Prior to the first closing, the Sentient Entities transferred their various interests to Sentient.  The second closing occurred as of December 31, 2008.  In the first and second closings:

•	Sentient exchanged all its NSHI debentures and all accrued interest thereon, its one share of NSHI common stock and its 53.5% of the common stock of NSI for 82% of the issued common stock of NSHI;
•
AmerAlia exchanged its NSHI debentures and all accrued interest thereon and its NSHI preferred stock for 12.9% of the issued common stock of NSHI, giving AmerAlia an aggregate ownership position in NSHI of 18%;

•	Intercompany loans between AmerAlia and NSHI were extinguished;
•	Sentient’s indemnification rights relating to the extinguishment of a $9.9 million bank loan were terminated; and
•	Sentient received an aggregate of 40,024,675 shares of AmerAlia common stock as follows:
o	27,427,406 shares of AmerAlia common stock for a total purchase price of $9,873,866;
o	6,619,469 shares in satisfaction of various promissory notes; and
o	5,977,800 shares in satisfaction of debts, rights and obligations acquired from the Mars Trust in August 2007 at the first closing.

Sentient no longer holds any debt in either AmerAlia or NSHI.  All debentures issued by NSHI have been cancelled.  NSI is now a wholly-owned subsidiary of NSHI.

AmerAlia extinguished other obligations in exchange for the issue of shares of our common stock as discussed more fully below and in our financial statements.  Sentient now owns 72.4% of AmerAlia’s common stock.  When combined with its limited additional purchase rights, Sentient’s beneficial ownership is 74.5%.

Repayment of obligations due to Officers and Directors

In September 2008, we issued 495,820 shares of restricted common stock to the Karen O. Woolard Trust, an affiliate of our director, Robert C. Woolard, in satisfaction and cancellation of a promissory note and accrued interest with a total value of $1,175,889.

On October 31, 2008, our officers, our directors and their affiliates subscribed for shares of AmerAlia Common Stock in satisfaction of various notes and accrued compensation as follows:

Shareholder	Relationship	Number of Shares	Consideration
Bill H Gunn	Chairman & CEO	700,000	$252,000
Robert van Mourik	Director, EVP & CFO	250,000	90,000
James V Riley Trust	Affiliate of James V. Riley, Director	1,583,333	570,000
J. Jeffrey Geldermann	Director	1,003,400	361,224
Karen O. Woolard Trust	Affiliate of Robert C. Woolard, Director	925,000	333,000
Glendower Investments Pty Ltd	Affiliate of Neil E. Summerson, Director	153,000	55,080
Geoffrey C. Murphy	Director	486,125	175,005
TOTALS:		5,100,858	$1,836,309

The $9,873,866 of cash received was used to pay outstanding obligations and provide working capital as set forth in the table below.  The working capital includes a reserve solely to fund AmerAlia’s share of anticipated capital calls by NSHI, AmerAlia’s share of which is $2,880,000.  As discussed below, we made our first contribution of $450,000 to NSHI in July 2009.

Recipient	Relationship	Nature of Obligation	Amount
Karen O. Woolard Trust	Affiliate of Robert C. Woolard, Director	Balance of Note & interest	$977,188
Robert van Mourik	Director, EVP & CFO	Accrued compensation advances & expenses (1)	920,064
Bill H. Gunn	Director &CEO	Accrued compensation advances & expenses (2)	794,657
Ahciejay Pty Ltd	Affiliate of Robert van Mourik	Promissory note & interest (3)	169,816
James V Riley Trust	Affiliate of James V. Riley, Director	Promissory note interest & directors fees	151,524
J. Jeffrey Geldermann	Director	Promissory note interest & directors fees	95,881
Neil E. Summerson	Director	Director’s fees & expenses	54,215
Geoffrey C. Murphy	Director	Director’s fees & expenses	36,550
Robert C. Woolard	Director	Directors fees	23,792
Note holders	Unrelated parties	Notes & interest	1,983,801
Various creditors, taxes and working capital			4,666,378
TOTAL:			$9,873,866

1.	Includes accrued outstanding compensation and related employee withholding taxes, reimbursement of expenses and advances and current year compensation.
2.	Includes accrued outstanding compensation and related employee withholding taxes, $100,000 salary paid by NSI, reimbursement of expenses and advances and current year compensation.
3.	Includes withholding taxes.

Corporate Loans – Loans to AmerAlia

Over several years, officers and directors advanced loans to AmerAlia as detailed in the Notes to the Financial Statements. These comprised advances to us, as well as accrued but unpaid compensation, directors’ fees and interest. The following summarises our remaining liabilities to related parties as at June 30, 2009:

Director	June 30, 2009
Bill H. Gunn	$48,769
Robert van Mourik	1,132
Neil E Summerson	5,000
Geoffrey C Murphy	5,000
James V Riley	4,500
Robert C Woolard	4,500
J. Jeffrey Geldermann	3,500
Total:	$71,401

Natural Soda Holdings, Inc.

We have two executive officers, Bill H Gunn, our Chairman and CEO, and Robert van Mourik, our EVP and CFO.  Both officers actively participated in the development of the Rock School lease and its acquisition, followed by the negotiations and acquisition of the sodium bicarbonate operations now held by NSI.

Bill H. Gunn has been and continues to be the executive chairman of NSI.  He was also a director and president of NSHI until June 2009 when he became vice president.  Mr. Gunn leads and directs NSI’s management team including production activities, sales, customer service, distribution, HR, business planning and budgeting and managed relationships with government departments and agencies.

Robert van Mourik is primarily involved in financial functions, internal controls and procedures, budgeting, planning and reporting and audits.  He has been and continues to be CFO of NSI.  He was also the CFO of NSHI until June 2009.  He continues to assist in the company’s oversight of its accounting functions.

The board of directors of NSHI comprises Peter Cassidy, Bill H. Gunn, Brad Bunnett, Stephen Dunn and Johanna Druez.  Peter Cassidy is Chairman and also President of NSHI.  Brad Bunnett is President of NSI.  Stephen Dunn and Johanna Druez are Sentient representatives.

Mr. Cassidy is also Chairman and CEO of Sentient, our largest shareholder.  Pursuant to the Restructuring Agreement, Sentient has the right to nominate Peter Cassidy and up to three additional suitably qualified persons for election by the shareholders as directors of AmerAlia.

As discussed above, the Company and Sentient are parties to a shareholder agreement governing our conduct as shareholders of NSHI.  Pursuant to Section 3.1 of this agreement, we received a notice to participate in additional funding of NSHI in the amount of $2,500,000.  The additional financing allows NSHI to fund the expansion of NSI’s nahcolite resources, explore further utilization of NSI’s water rights and potential oil shale.  Our proportionate contribution to this additional financing was $450,000.  Under the recapitalization agreement completed with Sentient and other parties in October 2008, we had reserved $2,880,000 for NSHI capital calls.

NSHI’s subsidiary, NSI, is currently engaged in an exploration and production cavity installation program which is expected to cost approximately $9 million over time. While NSI is generating sufficient free cash flow to provide for most of this expenditure, NSI needed the additional financing to fund the initial investment.

Consequently, AmerAlia and Sentient completed the Contribution Agreement referenced herein as Exhibit 10.56 and advanced the required funding to NSHI in July 2009.

Natural Soda, Inc.

Mr. Brad Bunnett is a director of both NSHI and NSI and President of NSI.  As discussed above, Bunnett & Company is NSI’s largest customer representing 26.9% of NSI’s sales by revenue in FY2009.  The principal of Bunnett & Company is Mr. Bill Bunnett, Brad Bunnett’s father.

As discussed in Item 11, Executive Compensation, Mr. Gunn receives $100,000 in salary paid directly by NSI.

No Other Relationships

No nominee or director of AmerAlia is, or has been, a partner or executive officer of any investment banking firm that has performed services for AmerAlia during the last fiscal year or that AmerAlia proposes to have perform services during the current year.

List All Parents of the Company

Under Rule 405 of Regulation C, the term “parent” when used with respect to AmerAlia means an affiliate controlling AmerAlia directly or indirectly through one or more intermediaries.  One entity that has the ability to potentially control AmerAlia (other than its board of directors and shareholders generally) is Sentient through its beneficial ownership of 74.5% of our outstanding common stock.  As discussed above in Item 1B “Risk Factors”, under the Shareholders Agreement, AmerAlia has granted Sentient the right to force the sale of its economic interests in NSHI and its business operations on the same terms and conditions agreed to by Sentient for its interests, subject to any required approval by the AmerAlia shareholders.   If this occurs and the approval of the AmerAlia shareholders is not required by Utah law, neither the board of directors nor the AmerAlia shareholders would have any opportunity to approve the transaction.  In this situation, Sentient could approve a transaction which is not beneficial to the AmerAlia shareholders or would not otherwise be approved by the AmerAlia shareholders.

Transactions with Promoters

Not applicable.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

HJ & Associates, LLC, Certified Public Accountants, are the Company’s independent auditors.  For the fiscal years ended June 30, 2009 and 2008 HJ & Associates has billed the Company the following amounts for services provided.

	Year ended June 30,
	2009	2008

Audit fees	$131,800	$114,900
Audit related fees	-	-
Tax fees	21,150	12,980
All other fees	-	-
	$152,950	$127,880

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

PART IV

ITEM 15.	EXHIBITS

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

10.51 (z)	Promissory note for $300,000 issued to Sentient Global Resources Fund III, L.P.
10.52 (aa)	Restructuring Agreement between AmerAlia Parties and Sentient Entities dated September 25, 2008.
10.53 (bb)	Form of Letter Offer of Shares.
10.54 (cc)	Amendment to Restructuring Agreement between AmerAlia Parties and Sentient Entities dated October 31, 2008
10.55 (cc)	Shareholders Agreement between Natural Soda Holdings, Inc., AmerAlia, Inc. and Sentient USA Resources Fund L.P.
10.56 (dd)	Contribution Agreement made and entered into July 15, 2009, by and between Natural Soda Holdings, Inc., Sentient USA Resources Fund, LP, and AmerAlia, Inc.
21.1
Subsidiaries of the Registrant:  Natural Soda Holdings, Inc., a Colorado corporation and its wholly owned subsidiary, Natural Soda, Inc., a Colorado corporation.  Since November 2008, AmerAlia’s ownership of NSHI has been 18%.

23.1(y)	Report of Independent Registered Public Accounting Firm, dated June 2, 2008, related to the restated financial statements for the fiscal year ended June 30, 2005,
31.1	Certification of Chief Executive Officer filed pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer filed pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

(a)	Incorporated by reference from AmerAlia's Form 10 General Registration Statement filed with the Commission on March 5, 1987.
(b)	Incorporated by reference from AmerAlia’s annual report on Form 10-K for the year ended June 30, 2000.
(c)	Incorporated by reference from AmerAlia’s Form 10-K for its year ended June 30, 2001.
(d)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of December 1, 2000.
(f)	Incorporated by reference from AmerAlia's Form 10-K for its year ended June 30, 1995.

(g)	Incorporated by reference from AmerAlia’s Form 10-K for its year ended June 30, 1999.
(h)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of December 17, 2001.
(i)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of March 29, 2002.
(j)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of February 20, 2003.
(k)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of March 24, 2003.
(l)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of April 22, 2003.
(m)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of May 31, 2003.
(n)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of June 30, 2003.
(o)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of July 31, 2003.
(p)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of August 31, 2003.
(q)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of September 30, 2003.
(r)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of October 31, 2003.
(s)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of November 30, 2003.
(t)	Incorporated by reference from AmerAlia’s Form 10-QSB for its quarter ended December 31, 2003.
(v)	Incorporated by reference from AmerAlia's Form 10-KSB for its year ended June 30, 2005.
(w)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of January 29, 2007.
(x)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of August 22, 2007.
(y)	Incorporated by reference from AmerAlia’s Form 10-KSB for its year ended June 30, 2006.
(z)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of June 24, 2008.
(aa)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of September 25, 2008.
(bb)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of October 13, 2008.
(cc)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of October 31, 2008.
(dd)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of July 15, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERALIA, INC.

By: /s/ Bill H. Gunn	Date: October 8, 2009
Bill H. Gunn, President

KNOW ALL PEOPLE BY THESE PRESENTS, that each of the persons whose signature appears below hereby constitutes and appoints Bill H. Gunn and Robert van Mourik, each acting individually, as his attorney-in-fact, each with the full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Return on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and things requisite and necessary to be done in and about the premises as fully as to all intents and purposes as he might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AmerAlia and in the capacities and on the dates indicated.

/s/ Bill H. Gunn	Chairman, President and Director	Date: October 8, 2009
Bill H. Gunn	(Principal Executive Officer)

/s/ Robert van Mourik	Executive Vice President, Chief Financial	Date: October 8, 2009
Robert C. J. van Mourik	Officer, Secretary, Treasurer and Director
(Principal Financial and Accounting Officer)

/s/ Neil E. Summerson	Director	Date: October 8, 2009
Neil E. Summerson

/s/ Geoffrey C. Murphy	Director	Date: October 8, 2009
Geoffrey C. Murphy

/s/ James V. Riley	Director	Date: October 8, 2009
James V. Riley

/s/ Robert C. Woolard	Director	Date: October 8, 2009
Robert C. Woolard

/s/ J. Jeffrey Geldermann	Director	Date: October 8, 2009
J. Jeffrey Geldermann

AMERALIA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

C O N T E N T S

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
AmerAlia, Inc.
Rifle, Colorado

We have audited the accompanying consolidated balance sheets of AmerAlia, Inc. as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended June 30, 2009. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmerAlia, Inc. as of June 30, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of AmerAlia, Inc.'s internal control over financial reporting as of June 30, 2009 and, accordingly, we do not express an opinion thereon.

/s/ HJ & Associates, LLC
Salt Lake City, Utah
October 8, 2009

AMERALIA, INC.
Consolidated Balance Sheets

ASSETS

	As of June 30,
	2009	2008
CURRENT ASSETS

Cash	$4,346,065	$43,374
Accounts receivable, net (Note 1)	-	2,898,121
Inventories (Notes 1 and 4)	-	742,760
Prepaid expenses (Note 5)	-	494,498

Total Current Assets	4,346,065	4,178,753

FIXED ASSETS

Property, plant & equipment, net (Notes 1 and 6)	-	9,463,356
Cavities and well development, net (Note 6)	-	5,862,227
Mineral leases (Note 6)	-	4,167,471

Total Fixed Assets	-	19,493,054

OTHER ASSETS

Investment in Natural Soda Holdings, Inc. (Note 3)	5,805,793	-
Water rights	-	3,150,582
Patents (Note 7)	-	26,238
Well and well development RSL (Note 8)	-	595,000
Engineering drawings (Note 9)	-	1,876,000
Equipment held and not yet in service (Note 9)	-	3,197,842
Deferred financing and acquisition costs, net (Note 1)	-	770,816
Rock School lease and reserves (Note 8)	-	3,300,000
Deposits and bonds	-	12,000
Restricted funds (Note 1)	-	1,122,843

Total Other Assets	5,805,793	14,051,321

TOTAL ASSETS	$10,151,858	$37,723,128

The accompanying notes are an integral part of these consolidated financial statements.

AMERALIA, INC.
Consolidated Balance Sheet (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	As of June 30,
	2009	2008
CURRENT LIABILITIES

Accounts payable	$357,042	$2,594,453
Bank overdraft	-	54,331
Royalties payable (Note 10)	975,000	971,760
Accrued expenses (Note 11)	44,211	1,602,315
Accrued expenses due to related parties (Note 12)	71,401	51,952,899
Current portion of notes payable to related parties (Note 13)	-	24,392,339
Current portion of notes payable (Note 14)	-	5,709,963
Current portion of capital lease obligations (Note 15)	-	64,674
Interest payable	-	1,007,274

Total Current Liabilities	1,447,654	88,350,008

LONG TERM LIABILITIES

Notes Payable (Note 14)	-	15,561
Capital lease obligations (Note 15)	-	3,436
Asset retirement obligations (Note 16)	-	1,036,640

Total Long Term Liabilities	-	1,055,637

TOTAL LIABILITIES	1,447,654	89,405,645

COMMITMENTS AND CONTINGENT LIABILITIES (Note 19)

MINORITY INTEREST	-	15,376,985

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.05 par value; 1,000,000 authorized;
82 issued and outstanding (Note 20)	4	4
Common stock, $0.01 par value; 100,000,000 shares
authorized; 66,293,696 and 17,298,507 issued and outstanding	662,937	172,985
Additional paid in capital	119,221,803	38,159,742
Accumulated deficit	(111,180,540)	(105,392,233)

Total Stockholders’ Equity (Deficit)	8,704,204	(67,059,502)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$10,151,858	$37,723,128

The accompanying notes are an integral part of these consolidated financial statements.

AMERALIA, INC.
Consolidated Statements of Operations

	For the years ended June 30,
	2009	2008

REVENUES	$6,526,895	$17,947,800

COST OF GOODS SOLD	5,206,712	16,330,335

GROSS PROFIT (DEFICIT)	1,320,183	1,617,465

EXPENSES

General and administrative	972,572	921,392
Depreciation, amortization and accretion expense	867,710	1,771,884

Total Expenses	1,840,282	2,693,276

LOSS FROM OPERATIONS	(520,099)	(1,075,811)

OTHER INCOME (EXPENSE)

Interest income	2,220	4,044
Gain on settlement of liabilities	1,874,359	-
Other income	11,989	16,206
Interest expense	(6,727,158)	(45,408,935)
Other financing costs	(209,449)	(229,718)

Total Other Income (Expense)	(5,048,039)	(45,618,403)

LOSS BEFORE MINORITY INTEREST AND INCOME TAX EXPENSE	(5,568,138)	(46,694,214)

Net loss from equity investment	(51,895)	-
Minority interest in net loss of subsidiary	(168,274)	341,837

LOSS BEFORE INCOME TAX EXPENSE	(5,788,307)	(46,352,377)

Income tax expense	-	-

NET LOSS	$(5,788,307)	$(46,352,377)

BASIC LOSS PER SHARE	$(0.12)	$(2.69)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	47,899,158	17,239,437

The accompanying notes are an integral part of these consolidated financial statements.

AMERALIA, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2007	82	$4	17,239,437	$172,394	$27,716,551	$(59,039,856)	$(31,150,907)

Options granted	-	-	-	-	66,593	-	66,593
Premium on convertible note	-	-	-	-	439,168	-	439,168
Related party contribution to capital on debt settlement	-	-	-	-	9,938,021	-	9,938,021
Issue of shares on settlement of options	-	-	59,070	591	(591)	-	-
Net loss for the year ended June 30, 2008	-	-	-	-	-	(46,352,377)	(46,532,377)

Balance, June 30, 2008	82	4	17,298,507	172,985	38,159,742	(105,392,233)	(67,059,502)

Fair value of options granted	-	-	-	-	138,285	-	138,285
Shares issued to settle related party debts	-	-	18,193,947	181,939	8,964,616	-	9,146,555
Related party contributions to capital on debt settlement	-	-	-	-	(361,529)	-	(361,529)
Shares issued to settle debt obligations	-	-	3,340,086	33,401	1,727,280	-	1,760,681
Share issues to related parties for cash	-	-	27,427,406	274,274	9,599,592	-	9,873,866
Elimination of the NSHI additional paid in capital	-	-	-	-	(2,574,244)	-	(2,574,244)
Deconsolidation of investment in NSHI and NSI to equity investment	-	-	-	-	63,568,399	-	63,568,399
Issue of shares on settlement of options	-	-	33,750	338	(338)	-	-
Net loss for the year ended June 30, 2009	-	-	-	-	-	(5,788,307)	(5,788,307)

Balance, June 30, 2009	82	$4	66,293,696	$662,937	$119,221,803	$(111,180,540)	$8,704,204

The accompanying notes are an integral part of these consolidated financial statements.

AMERALIA, INC.
Consolidated Statements of Cash Flows

	For the Years ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,788,307)	$(46,352,377)
Adjustments to reconcile net loss to net cash used by operating activities:
Options granted	138,285	66,593
Depreciation, amortization and accretion expense	867,708	1,771,884
Amortization of debt discount	209,448	229,719
Gain on settlement of liabilities	(1,874,359)	-
Net loss from equity investment	51,895	-
Minority interest – Net income	168,274	(341,837)
Change in Operating Assets and Liabilities:
Restricted funds	42,863	(987,980)
Accounts receivable	(46,614)	(350,652)
Inventory	(54,370)	127,912
Prepaid expenses	155,647	(199,607)
Accounts and royalties payable	(1,101,340)	(1,139,712)
Accrued expenses due to related parties	5,543,787	43,674,337
Accrued expenses	(1,091,624)	(23,677)
Interest payable	(378,279)	(64,332)
Net Cash Used in Operating Activities	(3,156,986)	(3,589,729)

CASH FLOWS FROM INVESTING ACTIVITIES
Cavities and well development	(122,380)	(1,009,346)
Purchase of property and equipment	(26,743)	(171,037)
Net Cash Used in Investing Activities	(149,123)	(1,180,383)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(54,331)	51,314
Proceeds from issuance of common stock	9,873,866	-
Payments on capital leases	(29,125)	(51,795)
Proceeds from notes payable	-	960,480
Proceeds from sale of debenture and interest	-	2,428,091
Capital contribution from majority interest	-	535,000
Payments on debt	(1,444,150)	(35,277)
Payments on related party debt	(980,000)	-
Proceeds from related party notes payable	260,000	914,705
Net Cash Provided by Financing Activities	7,626,260	4,802,518

NET INCREASE IN CASH	4,320,151	32,406
NET CASH OF DECONSOLIDATED SUBSIDIARY	(17,460)	-
CASH AT BEGINNING OF YEAR	43,374	10,968
CASH AT END OF YEAR	$4,346,065	$43,374

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION
Income taxes	$-	$-
Interest	$1,203,990	$526,512

The accompanying notes are an integral part of these consolidated financial statements.

AMERALIA, INC.
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	General Development of the Business

AmerAlia, Inc. (AmerAlia) was originally incorporated as Computer Learning Software, Inc. under the laws of the State of Utah on June 7, 1983 and renamed AmerAlia, Inc. in January 1984.  Until October 31, 2008, AmerAlia owned 100% of Natural Soda Holdings, Inc. (“NSHI”) and NSHI owned 46.5% of Natural Soda, Inc. (“NSI”).  On October 31, 2008 AmerAlia completed a restructuring agreement as discussed in Note 2 wherein AmerAlia and NSHI issued new equity in exchange for cash, settlement of various debt obligations and to enable NSHI to acquire the 46.5% of NSI previously owned by Sentient.  As of October 31, 2008, AmerAlia owns 18% of the equity of NSHI which owns 100% of the equity of NSI.  Previously, the financial position, operations and cash flows of NSI have been included in the consolidated financial statements primarily because NSI represented AmerAlia’s principal business activity.  The “Minority Interest” ownership of the Sentient Entities in NSI was reflected separately in the consolidated balance sheets along with its “Minority Interest” share of income and loss from operations.  All material inter-company accounts and transactions have been eliminated in the consolidation accounts.

As a result of the restructuring, AmerAlia no longer has a controlling interest in NSHI or its direct subsidiary, NSI.  Consequently, in accordance with generally accepted accounting principles, AmerAlia’s financial statements reflect AmerAlia’s results on a consolidated basis for the period July 1, 2008 to October 31, 2008.  After October 31, 2008 AmerAlia’s financial statements reflect AmerAlia’s investment in NSHI using the equity method of accounting.  Nevertheless, AmerAlia’s participation in the management and development of NSHI and NSI remains its principal business activity.  NSI uses solution mining to recover sodium bicarbonate for sale to the animal feed, human food, pharmaceutical, personal products and industrial uses including for flue gas desulfurization.

b.	Accounting Method

AmerAlia’s consolidated financial statements are prepared using the accrual method of accounting.  AmerAlia, NSHI and NSI have elected a June 30 year-end.

c.	Principles of Consolidation

AmerAlia’s consolidated financial statements for the year ended June 30, 2008 include the accounts of its wholly owned subsidiary, NSHI and its 46.5% owned subsidiary, NSI.  All significant inter-company balances and transactions have been eliminated.  As a result of the restructuring on October 31, 2008 AmerAlia no longer consolidates the accounts of NSI and NSHI.

d.	Cash and Restricted Cash

AmerAlia, NSHI and NSI consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

At various times during the year, the Company maintained cash balances in excess of FDIC insurable limits. Management feels this risk is mitigated due to the longstanding reputation of these banks.

AmerAlia did not have any restricted cash at June 30, 2009.  AmerAlia, NSHI and NSI had $1,122,843 in restricted cash at June 30, 2008, comprising certificates of deposit with banks to secure bonds associated with the water monitoring wells and the restoration of the sodium leases.

AMERALIA, INC.
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.	Fixed Assets

Property, plant, and equipment are stated at cost.  The costs of replacements or renewals, which improve or extend the life of existing property, are capitalized.  Maintenance and repairs are expensed as incurred.  Depreciation and amortization are provided for on the straight-line method over the following estimated useful lives.  AmerAlia, NSHI and NSI have elected to expense all purchases under $3,000 as maintenance and repairs.

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

Net deferred tax liabilities consist of the following components:

	June 30, 2009	June 30, 2008

Deferred tax assets:
NOL Carryover	$6,697,428	$30,820,913
Related Party	45,088	1,668,551
Allowance for Doubtful Accounts	-	13,649

Deferred tax liabilities:
Depreciation	-	(1,250,374)

Valuation allowance	(6,742,516)	(31,252,739)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended June 30, 2009 and 2008 due to the following:

AMERALIA, INC.
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.	Income Taxes (Continued)

	June 30, 2009	June 30, 2008
Book Income	$(2,257,439)	$(18,077,427)
Stock for expenses	358,483	25,971
Penalties	32,029	10,911
Meals & Entertainment	626	579
Accretion	81,685	10,507
Gain on debt settlement	686,665	3,875,829
Minority interest in subsidiary	2,658,991	-
Other	8,692	-
NOL Carryfoward used	(685,887)	-
Minority interest NSHI	(46,320)	-
Minority interest NSI	114,341	-
Valuation allowance	(951,866)	14,153,630
	$-	$-

At June 30, 2009, AmerAlia had net operating loss carry-forwards of approximately $17,172,900 that may be offset against future taxable income from the year 2009 through 2029.  No tax benefit has been reported in the June 30, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.  The actual tax treatment of the related party transactions potentially may differ from what has been reported on the audit.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years,

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

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the period of the consolidated financial statements as follows:

	June 30, 2009	June 30, 2008

Loss (numerator)	$(5,788,307)	$(46,352,377)
Shares (denominator)	47,899,158	17,239,437
Per share amount	$(0.12)	$(2.69)

AmerAlia's outstanding stock purchase warrants and options have been excluded from the basic net loss per share calculation as they are anti-dilutive.  AmerAlia has excluded 375,000 and 3,615,000 common stock equivalents as at June 30, 2009 and 2008, respectively.

AMERALIA, INC.
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i.	Concentrations of Risk

NSI sells its products in North America through distributors to manufacturers and users. Financial instruments consisting of trade accounts receivable potentially subject NSI to concentrations of credit risk.  Generally, NSI does not require security when trade credit is granted to customers.  Credit losses are provided for in NSI’s financial statements and consistently have been within management’s expectations.  During the fiscal year ended June 30, 2009 NSI had two of these same customers that individually constituted more than 10% of its total revenues.  These customers had revenues representing 27% and 25% of NSI’s total revenues and receivables balances representing 34% and 20%, respectively, of NSI’s total trade accounts receivable balance at June 30, 2009.  During the fiscal year ended June 30, 2008 NSI had three customers that individually constituted more than 10% of its total revenues.  These customers had revenues representing 28%, 10% and 26% of NSI’s total revenues and receivables balances representing 31%, 10% and 25% respectively of NSI’s total trade accounts receivable balance at June 30, 2008.

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

An account receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 90 days.  At June 30, 2009 the net accounts receivable balance of NSI included $3,726,873 for trade receivables with a $8,448 allowance for doubtful accounts and $5,000 due from employees.  At June 30, 2008 the net accounts receivable balance of NSI included $2,928,119 for trade receivables with a $34,998 allowance for doubtful accounts and $5,000 due from employees.

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

Environmental costs and clean up costs are accrued at the time the exposure becomes known and costs can be reasonably estimated.  AmerAlia, NSHI and NSI do not accrue liabilities for unasserted claims that are not probable of assertion.

m.	Shipping and Handling Fees and Costs

AmerAlia, NSHI and NSI record all shipping and handling costs in cost of sales.

AMERALIA, INC.
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

n.	Mineral Properties and Patents

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

During the year ended June 30, 2009 and subsequently, the FASB has issued a number of financial accounting standards, none of which did or are expected to have a material impact on AmerAlia’s results of operations, financial position, or cash flows, with exception of:

New Accounting Pronouncements (Adopted during fiscal year 2009)

SFAS No. 157.    In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position, or FSP, No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delayed the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted SFAS No. 157 for its financial assets and liabilities in the first quarter of fiscal 2009, which did not result in recognition of a transaction adjustment to retained earnings or have a material impact on our financial condition, results of operations or cash flows. We will adopt the provisions for nonfinancial assets and liabilities in the first quarter of fiscal 2010.

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

SFAS No. 165.    In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). This statement provides guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This statement is effective for interim or fiscal periods ending after June 15, 2009, and is applied prospectively. We adopted SFAS No. 165 in the fourth quarter of fiscal 2009; this adoption did not have any impact on our financial condition, results of operations or cash flows.

AMERALIA, INC.
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

o.	New Accounting Pronouncements (Continued)

New Accounting Pronouncements (Not yet adopted)

SFAS No. 141(R).    In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which is a revision of SFAS No. 141. In general, SFAS No. 141(R) expands the definition of a business and transactions that are accounted for as business combinations. In addition, SFAS No. 141(R) generally requires all assets and liabilities of acquired entities to be recorded at fair value, and changes the recognition and measurement of related aspects of business combinations. SFAS No. 141(R) is effective for business combinations with an acquisition date within fiscal years beginning on or after December 15, 2008. The standard is required to be adopted prospectively and early adoption is not allowed. We are in the process of determining the effect the adoption of SFAS No. 141(R) will have on our financial condition, results of operations or cash flows. Upon adoption of FAS 141(R), adjustments to acquired tax contingencies for all acquisitions, regardless if they were completed prior to the adoption of FAS 141(R), are recorded to the income statement, rather than as an adjustment to Goodwill, if they occur anytime after the measurement period (generally one year from the acquisition date).

SFAS No. 160.    In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS No. 160”). In general, SFAS No. 160 requires that a noncontrolling interest in a consolidated subsidiary be presented in the consolidated statements of financial position as a separate component of equity and also establishes a framework for recognition of changes in control for a consolidated subsidiary that is not 100% owned. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are in the process of determining the effect the adoption of SFAS No. 160 will have on our financial condition, results of operations or cash flows.

SFAS No. 167.    In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). In general, SFAS No. 167 amends certain guidance for determining whether an entity is a variable interest entity (VIE), requires a qualitative rather than a quantitative analysis to determine the primary beneficiary for a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE and requires enhanced disclosures about an enterprise’s involvement with a VIE. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009, for interim periods within those fiscal years, and for interim and annual reporting periods thereafter. We do not expect the adoption of SFAS No. 167 will have a material impact on our financial condition, results of operations or cash flows.

SFAS No. 168.    In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally of Generally Accepted Accounting Principles — a Replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS No. 168 will have a material impact on our financial condition, results of operations or cash flows.

AMERALIA, INC.
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008

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

We adopted SFAS 123 (R) using the modified prospective transition method, which requires the application of the accounting standard as of July 1, 2005, the first day of our fiscal year 2006. Our financial statements as of and for the fiscal year ended June 30, 2009 and 2008 reflect the impact of SFAS 123 (R).  Stock-based compensation expense recognized under SFAS 123 (R) for the fiscal year ended June 30, 2009 was $138,285 and for the fiscal year ended June 30, 2008 was $66,593, and related to employee stock options issued during those fiscal years.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  Stock-based compensation expense recognized in our Statements of Operations for the fiscal years ended June 30, 2009 and 2008 only include compensation expense for share-based payment awards granted, but not yet vested after July 1, 2005, and are based on the grant date fair value estimated in accordance with SFAS 123 (R).

Stock-based compensation expense recognized in our Statements of Operations for fiscal year ended June 30, 2009 and 2008 assume all awards will vest, therefore no reduction has been made for estimated forfeitures.

q.	Use of Equity Method on Investment

AmerAlia accounts for its investments in companies subject to significant influence using the equity method of accounting, under which, AmerAlia’s pro-rata share of the net income (loss) of the affiliate is recognized as income (loss) in the Company’s statement of operations and AmerAlia’s share of the equity of the affiliate is reflected in AmerAlia’s investment account on the balance sheet.

AMERALIA, INC.
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

r.	Advertising

AmerAlia, NSHI and NSI follow the policy of charging the costs of advertising to expense as incurred.  Advertising expense for the years ended June 30, 2009 and 2008 was $nil and $nil, respectively.

s.	Revenue Recognition

AmerAlia, NSHI and NSI recognize revenue from the sodium bicarbonate sales when persuasive evidence of a sale exists, the product has been shipped and delivered as determined by the bill of sale, collection is reasonably assumed and no further company obligation to perform exists.

t.	Deferred Financing Costs

Deferred financing costs include the costs of sourcing long term debt financing for the WRNM Acquisition and its associated capital requirements.  These costs include finders’ fees, legal fees and fees paid for due diligence costs.

u.	Impairment of Long-Lived Assets

Management reviews the net carrying value of all property and equipment and other long-lived assets on a periodic basis. We estimate the net realizable value of each asset group based on the estimated undiscounted future cash flows that will be generated from operations at each property.  These estimates of undiscounted future cash flows are dependent upon the estimates of sodium bicarbonate to be recovered, future production cost estimates and future sodium bicarbonate price estimates over the estimated remaining life of the property.

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

AmerAlia, NSHI and NSI have hired expert appraisers to assess the fair market value of their assets.  These fair market valuations are compared against the cost basis to determine if any further impairment exists.

v.	Acquisition Costs

Acquisition costs are being amortized over a 25 year period.  AmerAlia, NSHI and NSI recorded amortized acquisition expense of Nil and $38,977 for the years ended June 30, 2009 and 2008, respectively.

AMERALIA, INC.
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 2 -	COMPLETED RESTRUCTURING AGREEMENT

On September 25, 2008, AmerAlia, NSHI, NSI, Bill H. Gunn and Robert van Mourik, Directors and executive officers of AmerAlia (collectively the “AmerAlia parties”) entered into a Restructuring Agreement with the Sentient Entities.  Previously, NSHI owned 46.5% of NSI.  On October 31, 2008, the AmerAlia Parties and the Sentient Entities completed an Amendment to the Restructuring Agreement.  As a result of the amendment, the restructuring transaction was divided into two closings.  In accordance with the amended agreement the first closing occurred as of October 31, 2008.  Prior to the first closing, the Sentient Entities transferred their various interests to Sentient USA Resources Fund, L.P. (“Sentient”).  The second closing occurred as of December 31, 2008.  In the first and second closings:

1.	Sentient exchanged all its NSHI debentures and all accrued interest thereon, its one share of NSHI common stock and its 53.5% of the common stock of NSI for 82% of the issued common stock of NSHI;
2.
AmerAlia exchanged its NSHI debentures and all accrued interest thereon and its NSHI preferred stock for 12.9% of the issued common stock of NSHI, giving AmerAlia an aggregate ownership position in NSHI of 18%;

3.	Intercompany loans between AmerAlia and NSHI were extinguished;
4.	Sentient’s indemnification rights relating to the extinguishment of a $9.9 million bank loan were terminated; and
5.	Sentient received an aggregate of 40,024,675 shares of AmerAlia common stock as follows:
a.	27,427,406 shares of AmerAlia common stock for a total purchase price of $9,873,866;
b.	6,619,469 shares in satisfaction of various promissory notes; and
c.	5,977,800 shares in satisfaction of debts, rights and obligations acquired from the Mars Trust in August 2007 at the first closing.
6.	Officers and Directors acquired 5,100,858 shares of AmerAlia Common Stock in satisfaction of Series A Debenture Secured Promissory Notes, unsecured notes and accrued compensation valued at $1,836,309.
7.	Other accredited investors acquired 2,433,706 shares in satisfaction of $876,134 worth of Series A Debenture Secured Promissory Notes.

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

AMERALIA, INC.
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 2 -	COMPLETED RESTRUCTURING AGREEMENT (Continued)

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

Under the equity method of accounting, only AmerAlia’s investment in and amounts due to and from NSHI and its direct subsidiary, NSI, have been included in AmerAlia’s balance sheet.  As a result, AmerAlia recorded an asset in its balance sheet related to AmerAlia’s investment interest in NSHI.  The following is the consolidated statement of operations for the eight months ended June 30, 2009 and the  consolidated balance sheet for NSHI and NSI as of June 30, 2009:

Consolidated Statement of Operations For Eight Months ended June 30, 2009

Revenues	$13,308,265
Cost of sales	(9,576,818)
Gross profit	3,731,447

General and administrative expenses	175,884
Loss on impairment	1,876,000
Depreciation and amortization expense	1,697,816
Total expenses	3,749,700

Loss from operations	(18,253)

Interest expense	(270,500)
Interest income	451
Total other income (expense)	(270,049)

Net loss	$(288,302)

AMERALIA, INC.
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 3 -	INVESTMENT IN NATURAL SODA HOLDINGS, INC. (Continued)

Consolidated Balance Sheet as at June 30, 2009

ASSETS
Cash	$156,139
Accounts receivable	3,723,426
Inventories	930,349
Prepaid expenses	325,942
Total Current Assets	5,135,856
Property, plant and equipment, net	9,462,474
Cavities and well development, net	6,130,745
Mineral leases	4,167,471
Total Fixed Assets	19,760,690
Water rights	3,150,582
Patents, net	22,886
Equipment held and not yet in service	3,197,842
Well and well development, RSL	595,000
Acquisition costs, net	731,848
Rock School Lease & reserves	3,300,000
Deposits and bonds	8,000
Restricted funds	1,267,480
Total Other Assets	12,273,638

TOTAL ASSETS	$37,170,184

LIABILITIES
Accounts payable	$1,734,405
Royalties payable	114,373
Accrued expenses	434,590
Notes payable, current	1,612,741
Capital leases, current portion	10,983
Total Current Liabilities	3,907,092
Notes payable, long term	29,784
Capital leases, non-current portion	11,071
Asset retirement obligations	967,825
Total Long Term Liabilities	1,008,680

TOTAL LIABILITIES	4,915,772

EQUITY
Common stock	10,000
Additional paid in capital	116,084,415
Accumulated deficit	(83,840,003)
TOTAL EQUITY	32,254,412

TOTAL LIABILITIES AND EQUITY	$37,170,184

AMERALIA, INC.
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 4 -	INVENTORIES

Inventories consisted of the following:
	June 30, 2009	June 30, 2008
Raw materials and supplies	$-	$443,276
Finished goods	-	299,484
Total	$-	$742,760

NOTE 5 -	PREPAID EXPENSES

Prepaid expenses consisted of the following:
	June 30, 2009	June 30, 2008
Prepaid natural gas costs	$-	$243,259
Prepaid construction costs	-	227,500
Other prepayments & deposits	-	23,739
Total	$-	$494,498

NOTE 6 -	FIXED ASSETS

Fixed assets consist of the following amounts:
	June 30, 2009	June 30, 2008
Property plant and equipment	$-	$12,716,015
Cavities and well development	-	8,962,704
Furniture and fixtures	-	133,312
Mineral leases	-	4,167,471
Subtotal	-	25,979,502
Less, accumulated depreciation and amortization	-	(6,486,448)
Total	$-	$19,493,054

Depreciation and amortization expense for the years ended June 30, 2009 and 2008 was $856,613 and $1,697,662, respectively.

NOTE 7 -	PATENTS

Patents consisted of the following:
	June 30, 2009	June 30, 2008
Patents acquired from IMC at fair value	$-	$50,000
Less, accumulated amortization	-	(23,762)
Net patents	$-	$26,238

The patents are being amortized on a straight line basis over a period of the remaining life of the patent up to 20 years.  Amortization expense for the years ended June 30, 2009 and 2008 was $1,117 and $4,307, respectively.

AMERALIA, INC.
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 8 -	ROCK SCHOOL LEASE AND WELL COSTS

In December 1992, AmerAlia acquired from an unrelated party, E. E. Kinder Co. (Kinder), BLM Sodium Lease C-0119985 known as the Rock School Lease, covering 1,320 acres, in Rio Blanco County, Colorado, USA.  AmerAlia acquired the Rock School Lease for consideration comprising (i) a cash payment of $600,000; (ii) the issuance of 50,000 shares of common stock valued at $3.00 per share or $150,000; and (iii) commencing July 1, 1994, the reservation of a production royalty of $2 per ton which was amended January 1, 1996 to $1.50 per ton for all production, due and payable on the last day of the month following the month of production provided that a minimum annual royalty of $100,000 (which was changed to $75,000 on January 1, 1996) be paid monthly in arrears.

Kinder assigned all of its rights, title and interest in the federal lease to AmerAlia which then assigned them to NSHI.  Kinder also agreed to provide all documentation, files, and records in its possession pertaining to the exploration of and development plans for the Rock School Lease; warranted that it had not assigned to any third party or dealt in any way with its interest in the Rock School Lease and granted NSHI an option to acquire its royalty interests.  The assignment of the interest in the Rock School Lease from Kinder was approved by the BLM on January 1, 1996.

The Rock School Lease was renewed July 1, 2001 for a period of ten years and is renewable under the terms and conditions prescribed by the Secretary of the Interior.  The lease is currently undeveloped.  There is a risk that the Department of Interior will not renew the lease.

During the years ended June 30, 1993 through June 30, 2003, NSHI capitalized lease acquisition, exploration and development costs of $3,066,917.  Since then, no further expenditures have been capitalized.  NSHI has also installed five water monitoring wells and has collected base line data required by the Division of Minerals and Geology.  The last data was collected in February 2001, completing the regulatory requirements necessary to begin solution-mining activities.

NSHI has recorded the value of the Rock School Lease and Reserves at $3,300,000.  The value of the monitoring wells is $595,000.

NOTE 9 -	ENGINEERING DRAWINGS AND EQUIPMENT HELD

AmerAlia entered into a Design/Build agreement on May 14, 1999 with a Delaware corporation doing business as U.S. Filter Corporation and HPD Products (US Filter) to design, manage and construct a sodium bicarbonate solution mining and production plant for an amount not to exceed $33,200,000.  The agreement was not completed although engineering drawings were prepared and some equipment constructed.  As of June 30, 2004 AmerAlia, NSHI and NSI had the drawings valued at $2,800,000 and the equipment valued at $4,700,000.  AmerAlia, NSHI and NSI performed an impairment analysis on these assets and determined an impairment charge on the equipment in fiscal year 2005 of $458,087.  AmerAlia, NSHI and NSI also placed $80,093 of the equipment in service during the year which resulted in a $4,161,820 value being recorded on the books as of June 30, 2005.  During fiscal year 2006 NSI placed $44,697 of the equipment in service and completed an impairment analysis which resulted in an impairment of $924,000 on the engineering drawings and $919,281 on the equipment, leaving a $1,876,000 and a $3,197,842 account balance being recorded on the books as of June 30, 2006.  During fiscal years 2007 and 2008 no equipment was placed in service and no impairment recorded on these assets.  Therefore, no changes were made to the account balances as at June 30, 2008.  During fiscal year ended June 30, 2009 no equipment was placed in service and no impairment recorded on the equipment but the remaining balance of the engineering drawings was impaired resulting in a nil account balance at year end and $1,876,000 of impairment expense being recognized.  The equipment is being held in storage until it is brought into service.

AMERALIA, INC.
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 10 -	ROYALTIES PAYABLE

Royalties payable comprise the amount of minimum guaranteed royalties payable due to Kinder (Note 8) and the monthly royalties due to the BLM.  Upon the closing of the recapitalization agreement in October 2008 all ongoing obligations to pay the Kinder royalties became NSHI’s responsibility.  At June 30, 2009 and 2008, AmerAlia owed $975,000 and $971,760, respectively.  Royalty expense for the years ended June 30, 2009 and 2008 was $99,960 and $357,717, respectively.

NOTE 11 -	ACCRUED EXPENSES

Accrued expenses comprise the following:
	June 30, 2009	June 30, 2008
Salaries and wages	$-	$294,729
Freight	-	34,628
Property tax	-	225,180
Employment taxes	44,211	1,016,279
Other	-	31,499
Total	$44,211	$1,602,315

NOTE 12 -	DUE TO RELATED PARTIES

Accrued liabilities due to related parties comprise the following:

	June 30, 2009	June 30, 2008

Accrued officer and director compensation, expenses and advances (1)	$71,401	$1,339,789
Accrued interest on Series A Debenture secured promissory notes	-	384,053
Accrued interest on Series C Debenture secured promissory note	-	297,553
Accrued interest and contingent interest due on various promissory notes and debentures issued to Sentient entities (2)	-	49,905,694
Accrued interest on promissory note due to an accredited related party investor	-	25,810
	$71,401	$51,952,899

(1)
Accrued directors fees and officer and director compensation also includes interest expense totaling $67,378 for the year ended June 30, 2009 accrued on unpaid loan account balances.  Interest expense of $138,396 was included in the year ended June 30, 2008.

(2)
Contingent interest was payable on the Series B1 debentures subject to certain conditions.  These conditions were met only upon the maturity of the debentures on February 18, 2008 so NSHI recognized the additional liability at that time.  All obligations to pay this contingent interest liability were extinguished through the issue of NSHI equity at the closing of the recapitalization agreement in October 2008.  See Note 2, item 1.

AMERALIA, INC.
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 13 -	NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties comprise the following:
	June 30, 2009	June 30, 2008

Various guaranty promissory notes acquired by Sentient Entities from Jacqueline Badger Mars Trust due December 31, 2005; Interest at various rates between 4.5% and 4.99%; unsecured	$-	$2,443,387
NSHI Series A Secured 10% Debentures payable to the Sentient Entities due September 30, 2005	-	5,750,000
NSHI Secured Subordinated Series B1 Debentures payable to the Sentient Entities due February 19, 2008; interest at 34.8766%	-	11,300,000
Various unsecured promissory notes payable to Sentient Entities at 6% interest	-	1,845,552
Secured notes payable to accredited related party investors; 10% interest payable quarterly; due September 30, 2005	-	2,000,000
Unsecured promissory note payable to an accredited related party investor due July 31, 2008; interest at 12%	-	200,000
Series C Debenture Secured Promissory Note payable to an accredited related party investor; due March 19, 2008; interest at 13.5%	-	853,400
Total related party notes payable	-	24,392,339
Less current portion	-	24,392,339
Total related party notes payable long term	$-	$-

NOTE 14 -	NOTES PAYABLE

Notes payable comprise the following:
	June 30, 2009	June 30, 2008

NSHI Series A Secured 10% Debentures payable to payable quarterly; due September 30, 2005	$-	$2,250,000
AmerAlia Series C Debenture Secured Promissory note payable to an accredited investor, due March 19, 2008	-	1,464,292
Wells Fargo factoring facility with fees payable according to time taken to collect each receivable	-	1,842,563
Note payable to an investor, on call at 4.5%	-	100,000
Note payable to McFarland Dewey Securities Co; unsecured, interest at 4%; due May 18, 2004	-	18,000
Motor vehicle loans at 0.9% p.a. interest due February and March 2009 secured by motor vehicles	-	46,669
Note payable to investor; unsecured, due on demand; at 10% interest.	-	4,000
Total notes payable	-	5,725,524
Less current portion	-	5,709,963
Total long-term debt	$-	$15,561

AMERALIA, INC.
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 15 -	CAPITAL LEASE OBLIGATIONS

	June 30, 2009	June 30, 2008

Total minimum lease payments	$-	$71,619
Less interest and taxes	-	(3,509)
Present value of net minimum lease payments	-	68,110
Less current portion	-	(64,674)
Long-term portion of capital lease obligations	$-	$3,436

NOTE 16 -	ASSET RETIREMENT OBLIGATION

The asset retirement obligation (ARO) represents the estimated current fair value of the costs to plug the wells, remove buildings and return the site to its natural condition.  NSI recorded the fair value of the ARO at the date of the purchase of the assets and liabilities of White River and is accreting the balance at the current inflation rate of 3%.  The ARO value at June 30, 2008 is $1,036,640.

	June 30, 2009	June 30, 2008

Beginning balance	$1,036,640	$898,000
Liability incurred	-	142,045
Liability settled	(154,895)	(30,345)
Accretion expense	8,980	26,940
Transfer with restructuring agreement	(890,725)	-
Ending balance	$-	$1,036,640

NOTE 17 -	OPERATING LEASES

NSI has signed six leases for a total of 46 railway hopper cars.  Three of these leases terminate in September 2010, one terminated in November 2008, one terminates in December 2009 and the other terminates in June 2010.  These leases require monthly payments of $385 to $540 per car.  NSI has signed a lease for a 29,988 square foot warehouse in Rifle, Colorado.  The lease terminates May 2010 and requires monthly payments of $10,546 increasing by 3% in January of each year.

The following is a schedule of future minimum lease payments required to be paid by NSI under the non-cancellable operating lease agreements at June 30, 2009:

Year ended June 30	Amount

2010	$192,300
2011	32,400
2012	-
Total	$224,700

The rental expense component recognized by AmerAlia related to the above leases was $179,251 for financial year 2009 and $475,279 for financial year 2008.

AMERALIA, INC.
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 18 -	OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS

As a result of applying SFAS No. 123(R) to stock options granted to board members, AmerAlia recorded expenses of $138,285 and $66,593 for the year ended June 30, 2009 and 2008, respectively. These expenses are included in the selling, general and administrative amount in the statement of operations.

Under FASB Statement 123(R), AmerAlia estimated the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for each of the grants, respectively; dividend yield of zero percent for all years; expected volatility of 172.58% and 165.59%; risk-free interest rates of 2.500% and 4.500% and expected lives of 3.0 years.

A summary of the status of AmerAlia’s stock options and warrants as of June 30, 2008 and changes during the year ended June 30, 2009 is presented below:

	Options, Warrants and SAR’s	Weighted Average Exercise Price
Outstanding, June 30, 2008	3,615,000	$1.01
Granted	187,500	$0.88
Expired/Cancelled	(3,240,000)	$1.08
Exercised	(187,500)	$0.42
Outstanding, June 30, 2009	375,000	$0.64
Exercisable, June 30, 2009	375,000	$0.64

The following summarizes the exercise price per share and expiration date of AmerAlia's outstanding options and warrants to purchase common stock at June 30, 2009:

Expiration Date	Price	Number
June 30, 2010	$0.40	187,500
June 30, 2011	$0.88	187,500
		375,000

During the year ended June 30, 2009, 187,500 options were granted and 33,750 shares were issued to non-executive directors pursuant to the net exercise provisions of their option agreements over 187,500 shares.

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

AMERALIA, INC.
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 19 -	COMMITMENTS AND CONTINGENT LIABILITIES

AmerAlia is a party to certain claims and lawsuits arising from its business activities.

On December 10, 1992, AmerAlia and NSHI acquired the Rock School Lease from Kinder (See Note 8); the acquisition terms were amended by Kinder and AmerAlia on January 1, 1996.  As amended, the acquisition agreement provides for the following consideration:

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

The unpaid portion of these obligations as of October 31, 2008 is recorded in AmerAlia’s accounts and royalties payable as current liabilities.  Obligations incurred since October 31, 2008 are obligations of NSHI.

NOTE 20 -	PREFERRED STOCK

There are 82 shares of Series E preferred stock outstanding at June 30, 2009 and 2008 which carry a 10% dividend payable quarterly when declared by the directors of AmerAlia. Each share of the preferred stock was convertible into 1,000 shares of common stock until October 31, 2000.  Since October 31, 2000 the 82 shares have not been convertible into common stock and have no voting rights.

NOTE 21 -	OFFICER COMPENSATION

At June 30, 2009 accrued unpaid compensation, interest, expenses and advances to AmerAlia of $48,769 and $1,132 were due to Bill H. Gunn and Robert van Mourik, respectively (at June 30, 2008: $219,065 and $616,342, respectively).  These amounts also include $14,000 director’s fees due annually.  During the year ended June 30, 2009, Mr. Gunn received $214,000 for his salary and directors fees (which included $100,000 paid directly by NSI) and a further $65,434 of his accrued compensation.  All of Mr. van Mourik’s salary and director’s fees of $164,000 was paid as well as $510,039 of arrears due to him.

Mr. Bill H. Gunn is Chairman and President of AmerAlia, and Mr. Robert van Mourik is Executive Vice President, Chief Financial Officer, Secretary and Treasurer of AmerAlia.

NOTE 22 -	LIQUIDITY

AmerAlia’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  As a result of the recent restructuring, AmerAlia holds an investment in NSHI which is unlikely to produce sufficient distributions of income to meet AmerAlia’s overhead expenses in the short term.  As the effect of the restructuring has been to repay nearly all of AmerAlia’s obligations, AmerAlia expects that the operating costs of AmerAlia will be reduced to approximately $1,000,000 annually.   In addition, NSHI may call on its shareholders for additional capital.  While AmerAlia has reserved $2,880,000 to meet anticipated capital calls, its remaining cash reserves are required to sustain AmerAlia’s operations and repay obligations.

AMERALIA, INC.
Notes to the Consolidated Financial Statements
June 30, 2009 and 2008

NOTE 22 -	LIQUIDITY (Continued)

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

In view of these conditions, AmerAlia’s ability to continue as a going concern is dependent upon its ability to obtain additional financing or capital to meet its ongoing obligations.  AmerAlia’s ability to obtain further financing through the offer and sale of AmerAlia’s securities is subject to market conditions and other factors beyond AmerAlia’s control.  There is no assurance AmerAlia will be able to obtain financing on favorable terms or at all.  If cash is insufficient to fund its business operations, they could be adversely affected.   Insufficient funds may require delay, scaling back or eliminating expenses and/or employees.

NOTE 23 -	INCOME TAXES

The Financial Accounting Standards Board ("FASB") has issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No.109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-like1y-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of FIN 48, AmerAlia performed a review of its material tax positions in accordance with recognition and measurement standards established by FIN 48.

At the adoption date of January 1, 2007, AmerAlia had no unrecognized tax benefit which would affect the effective tax rate if recognized.

AmerAlia includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of June 30, 2009, AmerAlia had no accrued interest or penalties related to uncertain tax positions.

AmerAlia files income tax returns in the U.S. federal jurisdiction and in the state of Colorado. With few exceptions, AmerAlia is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

NOTE 24 -	SUBSEQUENT EVENTS

On July 1, 2009 AmerAlia granted options to Non-executive Directors to acquire 187,500 shares at $0.29 per share until June 30, 2012 in accordance with the 2001 Directors’ Incentive Plan.

AmerAlia contributed $450,000 to NSHI in July in response to a capital call.

AmerAlia has evaluated subsequent events for recognition or disclosure through the date these financial statements were available to be issued, October 8, 2009.