Form 10-Q
period 2009-09-30
AMERALIA INC
filed 2009-11-06
CIK 811419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No.    0-15474

AMERALIA, INC.

(Exact name of Company as specified in its charter)

Utah	87-0403973
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

3200 County Road 31, Rifle, CO 81650
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

As of November 2, 2009, the number of shares outstanding of the company's $.01 par value common stock was 66,293,696.

AMERALIA, INC.

Index

AMERALIA, INC.
Balance Sheets

	September 30,	June 30,
	2009	2009
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$3,592,185	$4,346,065
Prepaid expenses	49,909	-

Total Current Assets	3,642,094	4,346,065

OTHER ASSETS
Investment in Natural Soda Holdings, Inc.	6,400,446	5,805,793

Total Other Assets	6,400,446	5,805,793

TOTAL ASSETS	$10,042,540	$10,151,858

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$368,529	$357,042
Royalties payable	975,000	975,000
Accrued expenses	3,408	44,211
Accrued expenses due to related parties	67,972	71,401

Total Current Liabilities	1,414,909	1,447,654

TOTAL LIABILITIES	1,414,909	1,447,654

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.05 par value; 1,000,000 authorized;82 issued and outstanding	4	4
Common stock, $0.01 par value; 100,000,000 shares authorized; 66,293,696 issued and outstanding	662,937	662,937
Additional paid in capital	119,266,835	119,221,803
Accumulated deficit	(111,302,145)	(111,180,540)

Total Stockholders’ Equity	8,627,631	8,704,204

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$10,042,540	$10,151,858

The accompanying notes are an integral part of these financial statements.

Index

AMERALIA, INC.
Statements of Operations
(unaudited)

	Three Months Ended September 30,
	2009	2008

REVENUES	$-	$4,851,389

COST OF GOODS SOLD	-	3,801,079

GROSS PROFIT	-	1,050,310

EXPENSES

General and administrative	266,258	286,435
Depreciation, amortization and accretion expense	-	680,315

Total Expenses	266,258	966,750

INCOME (LOSS) FROM OPERATIONS	(266,258)	83,560

OTHER INCOME (EXPENSE)

Interest income	-	794
Gain on settlement of debt	-	1,591,650
Other income	-	11,025
Interest expense	-	(5,037,549)
Other financing costs	-	(209,449)

Total Other Income (Expense)	-	(3,643,529)

LOSS BEFORE MINORITY INTEREST AND INCOME TAX EXPENSE	(266,258)	(3,559,969)

Net income from equity investment	144,653	-
Minority interest in net loss of subsidiary	-	(146,224)

LOSS BEFORE INCOME TAX EXPENSE	(121,605)	(3,706,193)

Income tax expense	-	-

NET LOSS	$(121,605)	$(3,706,193)

BASIC LOSS PER SHARE	$(0.00)	$(0.21)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	66,293,696	17,496,644

The accompanying notes are an integral part of these financial statements.

Index

AMERALIA, INC.
Statement of Stockholders' Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance, June 30, 2009	82	$4	66,293,696	$662,937	$119,221,803	$(111,180,540)	$8,704,204

Fair value of options granted	-	-	-	-	45,032	-	45,032
Net loss	-	-	-	-	-	(121,605)	(121,605)

Balance, September 30, 2009	82	$4	66,293,696	$662,937	$119,266,835	$(111,302,145)	$8,627,631

The accompanying notes are an integral part of these financial statements.

Index

AMERALIA, INC.
Statements of Cash Flows
(unaudited)

	Three Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(121,605)	$(3,706,193)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Fair value of options granted	45,032	69,142
Depreciation, amortization and accretion expense	-	680,315
Amortization of debt discount	-	209,449
Gain on settlement of liabilities	-	(1,591,650)
Net income from equity investment	(144,653)	-
Minority interest in net loss of subsidiary	-	146,224
Change in Operating Assets and Liabilities:
Accounts receivable	-	(242,561)
Inventory	-	(95,427)
Prepaid expenses	(49,909)	128,941
Accounts and royalties payable	11,487	(534,204)
Accrued expenses due to related parties	(3,429)	4,868,206
Accrued expenses	(40,803)	(61,371)
Interest payable	-	134,857
Net Cash (Used in) Provided By Operating Activities	(303,880)	5,728

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in, and advances to, Natural Soda Holdings, Inc.	(450,000)	-
Cavities and well development	-	(43,590)
Purchase of property and equipment	-	(7,949)
Net Cash (Used in) Investing Activities	(450,000)	(51,539)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in bank overdraft	-	(54,331)
Payments on capital leases	-	(21,822)
Payments on debt	-	(10,355)
Proceeds from related party notes payable	-	243,000
Net Cash Provided by Financing Activities	-	156,492

NET INCREASE (DECREASE) IN CASH	(753,880)	110,681
CASH AT BEGINNING OF PERIOD	4,346,065	43,374
CASH AT END OF PERIOD	$3,592,185	$154,055

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION
Income taxes	$-	$-
Interest	$-	$106,835

The accompanying notes are an integral part of these financial statements.

Index

AMERALIA, INC.
Notes to the Unaudited Financial Statements
September 30, 2009

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

AmerAlia, Inc. (“AmerAlia”) was originally incorporated as Computer Learning Software, Inc. under the laws of the State of Utah on June 7, 1983 and renamed AmerAlia, Inc. in January 1984.  Until October 31, 2008, AmerAlia owned 100% of Natural Soda Holdings, Inc. (“NSHI”) and NSHI owned 46.5% of Natural Soda, Inc. (“NSI”).  On October 31, 2008 AmerAlia completed a restructuring agreement wherein AmerAlia and NSHI issued new equity in exchange for cash and settlement of various debt obligations.  As of October 31, 2008, AmerAlia owns 18% of the equity of NSHI which now owns 100% of the equity of NSI.  Previously, the financial position, operations and cash flows of NSI have been included in the consolidated financial statements primarily because NSI represented AmerAlia’s principal business activity.  The “Minority Interest” ownership of the Sentient Entities in NSI was reflected separately in the consolidated balance sheets along with its “Minority Interest” share of income and loss from operations.  All material inter-company accounts and transactions have been eliminated in the consolidation accounts.

As a result of the restructuring, AmerAlia no longer has a controlling interest in NSHI or its direct subsidiary, NSI.  Consequently, in accordance with generally accepted accounting principles, AmerAlia’s financial statements reflect AmerAlia’s results on a consolidated basis through October 31, 2008.  After October 31, 2008 AmerAlia’s financial statements reflect AmerAlia’s investment in NSHI using the equity method of accounting.  Nevertheless, AmerAlia’s participation in the management and development of NSHI and NSI remains its principal business activity.  NSI uses solution mining to recover sodium bicarbonate for sale to the animal feed, human food, pharmaceutical, personal products and industrial uses including for flue gas desulfurization.

The accompanying unaudited condensed financial statements have been prepared by AmerAlia pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed financial statements should be read in conjunction with AmerAlia's most recent audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended June 30, 2009.  Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.

AmerAlia has evaluated subsequent events for recognition or disclosure through the date these financial statements were available to be issued, November 6, 2009.

Index

AMERALIA, INC.
Notes to the Unaudited Financial Statements
September 30, 2009

NOTE 2 -	OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS

During the three months ended September 30, 2009, AmerAlia granted options to purchase 187,500 shares of its common stock.  Under the shareholder approved 2001 Directors’ Incentive Plan, each director (who is not an employee or officer) is granted an option to purchase 75,000 shares of AmerAlia common stock when joining the Board of Directors.  In addition, options to purchase 37,500 shares of AmerAlia common stock are granted to each such director sitting at July 1 of each year.  The exercise price for these options is the average market price during the month preceding each grant date, and the options have a three-year term.  All options under this plan are exercisable six months after the date of grant.

AmerAlia recorded an expense of $45,032 for the quarter ended September 30, 2009 in relation to the stock options granted to board members.  This expense is included in the general and administrative amount of the statement of operations.   AmerAlia estimates the fair value of each stock option award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: dividend yield of zero percent for all years; expected volatility of 223%, risk-free interest rate of 1.50 percent and expected life of 3.0 years.  A summary of the status of AmerAlia’s stock options and warrants as of September 30, 2009 and changes during the three months ended September 30, 2009 is presented below:

	Options, Warrants and SARs	Weighted Average Exercise Price
Outstanding June 30, 2009	375,000	$0.64
Granted	187,500	$0.29
Expired/Cancelled	-	-
Exercised	-	-
Outstanding September 30, 2009	562,500	$0.52
Vested, September 30, 2009	375,000	$0.64

The following summarizes the exercise price per share and expiration date of AmerAlia’s outstanding options and warrants to purchase AmerAlia common stock at September 30, 2009:

Expiration Date	Price	Number

June 30, 2010	$0.40	187,500
June 30, 2011	$0.88	187,500
June 30, 2012	$0.29	187,500
		562,500

Index

AMERALIA, INC.
Notes to the Unaudited Financial Statements
September 30, 2009

NOTE 3 -	INVESTMENT IN NATURAL SODA HOLDINGS, INC.

Under the equity method of accounting, only AmerAlia’s investment in and amounts due to and from NSHI and its direct subsidiary, NSI, have been included in AmerAlia’s balance sheet.  As a result, AmerAlia recorded an asset in its balance sheet related to AmerAlia’s investment interest in NSHI.  The following is the consolidated statement of operations for the three months ended September 30, 2009 and the consolidated balance sheet for NSHI and NSI as of September 30, 2009:

Consolidated Balance Sheet as at September 30, 2009
ASSETS
Cash	$1,729,079
Accounts receivable	3,514,504
Inventories	975,431
Prepaid expenses	301,073
Total Current Assets	6,520,087
Property, plant and equipment, net	9,472,836
Cavities and well development, net	8,874,240
Mineral leases	4,167,471
Total Fixed Assets	22,514,547
Water rights	3,150,582
Patents, net	22,048
Equipment held and not yet in service	3,197,842
Well and well development, RSL	595,000
Acquisition costs, net	722,094
Rock School Lease and reserves	3,300,000
Deposits and bonds	7,000
Restricted funds	1,267,480
Total Other Assets	12,262,046
TOTAL ASSETS	$41,296,680

LIABILITIES
Accounts and royalties payable	$2,332,651
Accrued expenses	426,069
Notes payable, current	1,963,383
Capital leases, current portion	8,553
Total Current Liabilities	4,730,656
Notes payable, long term	24,289
Capital leases, non-current portion	8,610
Asset retirement obligations	975,084
Total Long Term Liabilities	1,007,983
TOTAL LIABILITIES	5,738,639

EQUITY
Common stock	10,000
Additional paid in capital	120,201,031
Accumulated deficit	(84,652,990)
TOTAL EQUITY	35,558,041
TOTAL LIABILITIES AND EQUITY	$41,296,680

Index

AMERALIA, INC.
Notes to the Unaudited Financial Statements
September 30, 2009

NOTE 3 -	INVESTMENT IN NATURAL SODA HOLDINGS, INC. (Continued)

Consolidated Statement of Operations For Three Months ended September 30, 2009

Revenues	$5,105,691
Cost of sales	(3,498,497)
Gross profit	1,607,194

General and administrative expenses	111,631
Depreciation and amortization expense	623,591
Total expenses	735,222

Income from operations	871,972

Interest expense	(68,639)
Interest income	296
Total other income (expense)	(68,343)

Net income	$803,629

NOTE 4 -	LIQUIDITY

As a result of the recent restructuring, AmerAlia holds an investment in NSHI which is unlikely to produce sufficient distributions of income to meet AmerAlia’s overhead expenses in the short term.  As the effect of the restructuring has been to repay nearly all of AmerAlia’s obligations, AmerAlia expects that the operating costs of AmerAlia will be reduced to approximately $1,000,000 annually.   In addition, NSHI may call on its shareholders for additional capital.  Of the $3,592,185 held as cash at September 30, 2009, AmerAlia has reserved $2,430,000 to meet an anticipated capital call.  The remaining cash reserves are required to sustain AmerAlia’s operations and repay obligations.

Under the Restructuring Agreement, Sentient has the right to purchase up to a total of 5,500,000 additional shares of AmerAlia’s common stock at $0.36 per share until October 31, 2011.  This right can only be exercised to resolve obligations of AmerAlia that existed at October 31, 2008 and have not been discharged, and only then if the holders of the unpaid obligations pursue or threaten to pursue claims against AmerAlia or AmerAlia’s affiliates.

In view of these conditions, AmerAlia’s ability to continue as a going concern is dependent upon its ability to obtain additional financing or capital to meet its ongoing obligations.  AmerAlia’s ability to obtain further financing through the offer and sale of AmerAlia’s securities is subject to market conditions and other factors beyond AmerAlia’s control.  There is no assurance AmerAlia will be able to obtain financing on favourable terms or at all.  AmerAlia’s business operations could be adversely affected if cash is insufficient to fund them.

Index

AMERALIA, INC.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties regarding the intent, belief or current expectations of us, our directors or our officers.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks we outline from time to time in other reports we file with the Securities and Exchange Commission (the “SEC”) including our Annual Report on Form 10-K.  These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

NSHI and NSI also own BLM leases in the Piceance Creek Basin covering very large deposits of naturally occurring sodium bicarbonate called nahcolite.  NSI’s business is to produce and sell natural sodium bicarbonate, commonly known as baking soda, for use in a wide variety of products and activities. NSI’s immediate objectives are to profitably utilize its water assets and to be a low cost producer of sodium bicarbonate while leveraging that low cost advantage to achieve superior profit margins.

Deposits of oil shale lie below, above and are interspersed within the nahcolite contained within the sodium leases.  We do not have any rights to recover oil shale but NSHI and NSI plan to apply for a research, development and demonstration lease to exploit all or part of this oil shale pursuant to a new program announced by the U.S. Department of Interior in October 2009.  Shell Frontier Oil & Gas Co. (“Shell”) has three research, development and demonstration leases adjacent to NSI’s sodium leases.  A Shell fact sheet, “Shell Exploration & Production Technology - to secure our energy future – Mahogany Research Project” reports an estimated potential recovery rate of up to one million barrels of oil per surface acre.  If we obtain the right to exploit all or part of this oil shale, we plan to independently determine possible recovery rates and attempt to develop an economically feasible plan to recover oil from the oil shale resource contained within the area where NSHI’s and NSI’s  sodium leases are located.

Index

AMERALIA, INC.

Currently, we own 18% of NSHI.  We are attempting to acquire some or all of the outstanding shares of NSHI we do not own from Sentient so that we can secure majority ownership.  If we can successfully acquire more of NSHI to increase our ownership to at least 50% in exchange for an issue of new shares we shall, as we discuss below, consolidate at least 50% of NSHI’s and NSI’s assets and liabilities to our balance sheet and consolidate at least 50% of NSHI’s and NSI’s income and expenses to our income statement.  If we cannot achieve this objective we shall likely have to register as an investment company or seek alternative means of complying with the Investment Company Act.  We are discussing this issue with Sentient and the SEC.  We are also considering the possible benefits of acquiring other natural resource assets

Sales and Revenue Performance of NSHI and NSI

Fiscal year 2004 was the first complete fiscal year of NSI’s ownership of its processing plant.  NSI’s annual sales in tonnages and gross revenues are shown in the following tables:

Fiscal	Sales (tons)	% Change
Year		on prior FY
2004	84,103
2005	85,038	+1.1
2006	88,910	+ 4.6
2007	101,970	+14.7
2008	101,614	- 0.4
2009	97,729	-3.8

Fiscal	Gross Revenues	% Change
Year	($)	on prior FY
2004	12,609,041
2005	14,141,500	+12.2
2006	15,293,688	+8.1
2007	16,951,997	+10.8
2008	17,947,800	+5.9
2009	19,835,160	+10.5

During calendar year 2009, sales were constrained by production interruptions, cavity limitations and the general downturn in economic activity.  The following table presents comparative consolidated income statements of NSHI and NSI:

	For the three months ended September 30,		% Change on
	2009	2008	prior period

Tonnage sold	24,067	25,657	-6.2%
Revenues	$5,105,691	$4,851,389	+5.2%
Cost of Sales	3,498,497	3,801,079	-8.0%
Gross Profit	1,607,194	1,050,310	+53.0%
General and administrative expenses	111,631	52,705	+111.8%
Depreciation & amortization	623,591	680,315	-8.3%
Total expenses	735,222	733,020
Income from operations	871,972	317,290	+174.8%
Other income (expense)
Other income	-	11,025
Interest income	296	305
Interest expense	(68,639)	(5,186,802)
Total other income (expense)	(68,343)	(5,175,472)
Net income (loss) before minority interest	803,629	(4,858,182)
Minority income (loss)	-	(146,224)
Net income (loss)	$803,629	$(5,004,406)

Index

AMERALIA, INC.

This table shows a reduction of 1,590 tons of product sold or 6.2% during the quarter compared with the same period last year.  However, revenues increased by 5.2% which reflects an increase of 12% in revenue per ton as a result of increases in selling prices.  The total cost of sales was 8% lower than for the same period last year which is equivalent to a reduction of 2% on a cost per ton basis.  This reduced cost was primarily due to lower energy costs.  The resulting gross profit of $1,607,194 was 53% higher than the same period last year or an increase of 63% per ton.

General & administrative expenses increased to $111,631 from $52,705, an increase of 111.8% because NSHI has engaged geologists to examine further the geology of its lease areas.  Depreciation and amortization expense was 8.3% lower this year than the comparable period last year, although only 2.3% lower on a per ton basis.  Depreciation and amortization expense was 8.3% lower this year than for the comparable period last year as a result of the lower volume of production and sales.

The resulting income from operations was $871,972, a 175% increase on the comparable period last year.  A consequence of the restructuring completed in October last year is that debt has been almost entirely replaced by equity so that interest expense for the three months was $68,639 compared with $5,186,802 incurred in the comparable period last year.  The net income for the three months ended September 30, 2009 was $803,629 compared with the loss of $5,004,406 in the comparable period last year, a result that also included a loss of $146,224 attributable to the minority interest in NSI at that time.  The following table presents the consolidated balance sheets for NSHI and NSI as at end September and June 2009:

Natural Soda Holdings, Inc.
Consolidated Balance Sheet
	As of Sept. 30, 2009	As of June 30, 2009	Change Since June 30, 2009
ASSETS
Cash	$1,729,079	$156,139
Accounts receivable	3,514,504	3,723,426
Inventories	975,431	930,349
Prepaid expenses	301,073	325,942
Total Current Assets	6,520,087	5,135,856	1,384,231
Property, plant & equipment, net	9,472,836	9,462,474
Cavities & well development, net	8,874,240	6,130,745
Mineral leases	4,167,471	4,167,471
Total Fixed Assets	22,514,547	19,760,690	2,753,857
Water rights	3,150,582	3,150,582
Equipment held and not yet in service	3,197,842	3,197,842
Rock School lease & reserves	3,300,000	3,300,000
Well & well development, RSL	595,000	595,000
Deferred financing & acquisition costs, net	722,094	731,848
Deposits & bonds	7,000	8,000
Restricted funds	1,267,480	1,267,480
Patents, net	22,048	22,886
Total Other Assets	12,262,046	12,273,638	(11,592)
TOTAL ASSETS	$41,296,680	$37,170,184	$4,126,496

LIABILITIES
Accounts & royalties payable	$2,332,651	$1,848,778
Accrued expenses	426,069	434,590
Notes payable, current	1,963,383	1,612,741
Capital leases, current	8,553	10,983
Total Current Liabilities	4,730,656	3,907,092	823,564
Notes payable, long term	24,289	29,784
Capital leases, noncurrent portion	8,610	11,071
Asset retirement obligations	975,084	967,825
Total Non Current Liabilities	1,007,983	1,008,680	(697)
TOTAL LIABILITIES	5,738,639	4,915,772	822,867

Index

AMERALIA, INC.

Natural Soda Holdings, Inc.
Consolidated Balance Sheet
	As of Sept. 30, 2009	As of June 30, 2009	Change Since June 30, 2009

EQUITY
Common stock	10,000	10,000
Additional paid in capital	120,201,031	117,701,031	2,500,000
Accumulated deficit	(84,652,990)	(85,456,619)	803,629
TOTAL EQUITY	35,558,041	32,254,412	3,303,629
TOTAL LIABILITIES AND EQUITY	$41,296,680	$37,170,184	$4,126,496

This data shows that during the three months ended September 30, 2009, NSHI and NSI earned $803,629 in net income, received $2,500,000 in equity contributions from its shareholders and received $822,867 through trade credit during the quarter, a total of $4,126,496.   The companies invested $2,753,857 in well field expansion, machinery and equipment.  NSI expects that its new cavities will improve production and supply capability.  At September 30, 2009 NSHI and NSI held $1,729,079 in cash.

AmerAlia

Our restructuring last year has substantially altered AmerAlia’s income and cost structure.  Whereas we reported revenues from operations and cost of sales for the three months ended September 30, 2008 as shown in our income statement, we now report the net income from our equity investment in NSHI which was $144,653 for the quarter.  This reflects our 18% ownership of NSHI and our 18% share of NSHI’s net income of $803,629 for the three months discussed above.  Otherwise, our general and administrative expenses were $266,258 a 7% reduction on these costs for the same period last year.  The resulting net loss was $121,605 for the three months compared with $3,706,193 for the same period last year.

Liquidity and Capital Resources

NSHI and NSI

Since the acquisition of its properties in 2003 up to June 30, 2009, NSI has invested $6,566,202 developing the well field and its cavities.  In recent times sodium bicarbonate has been recovered from three cavities denominated as 5H, 6H and 7H from which the BLM has authorized NSI to recover nearly 230,000 tons of sodium bicarbonate under an approved mine plan as at June 30, 2009.  In early September 2009, NSI completed a new cavity, 10H, at a cost of approximately $2,750,000 that increases NSI’s authorized recovery by 308,000 tons.  NSI is currently embarking on another drilling program at an estimated cost of $2,400,000 to establish another new well, 11H, and expects to secure a further increase of 300,000 tons to its authorized recovery to ensure a reliable supply of feed liquor to its plant for several years.  Along with these wells, NSI has installed an additional pipeline to carry the recovered liquor to the plant at a cost of approximately $715,000.  This pipeline will support three cavities.  These activities are part of an exploration and production cavity installation program which is expected to cost approximately $9 million over time. While NSI is generating sufficient free cash flow to provide for most of this expenditure, NSI needed additional financing to fund the initial investment.  Consequently, AmerAlia and Sentient completed a Contribution Agreement and we advanced $450,000 as our share of $2,500,000 NSHI raised from ourselves and Sentient in July 2009.

Index

AMERALIA, INC.

AmerAlia

During the three months ended September 30, 2009, in addition to our $450,000 capital contribution to NSHI discussed above, we increased prepaid expenses by a net $49,909, accounts and royalties payable by $11,487 and reduced accrued expenses by $44,232.  Consequently, we used $753,880 of our cash during the quarter leaving a balance of $3,592,185 at September 30, 2009.  Of this balance $2,430,000 is reserved for further capital calls that will likely be made by NSHI.

Index

AMERALIA, INC.

Our remaining cash reserves are required to sustain AmerAlia’s operations and repay obligations.  We expect the operating costs of AmerAlia will be approximately $1,000,000 annually.

AmerAlia now holds an investment in NSHI which we expected will require additional capital to expand its operations and will, as a result, be unlikely to produce sufficient distributions of income to meet AmerAlia’s overhead expenses in the short term.

Under the Restructuring Agreement completed last year, Sentient has the right to purchase up to a total of 5,500,000 additional shares of AmerAlia’s common stock at $0.36 per share until October 31, 2011.  This right can only be exercised to resolve obligations of AmerAlia that existed at October 31, 2008 and have not been discharged, and only then if the holders of the unpaid obligations pursue or threaten to pursue claims against AmerAlia or AmerAlia’s affiliates.

In view of these conditions, AmerAlia’s ability to continue as a going concern is dependent upon its ability to obtain additional financing or capital.  AmerAlia’s ability to obtain further financing through the offer and sale of AmerAlia’s securities is subject to market conditions and other factors beyond AmerAlia’s control.  There is no assurance AmerAlia will be able to obtain financing on favorable terms or at all.  If cash is insufficient to fund its business operations, they could be adversely affected.   Insufficient funds may require delay, scaling back or eliminating expenses and/or employees.

Effect of Potential Acquisition of Additional NSHI Shares

Nevertheless, we may acquire some or all the outstanding equity in NSHI and are investigating acquiring other businesses.  If we could acquire all the shares of NSHI we currently do not own in exchange for an issue of our shares, then, on the basis of the September 30, 2009 financial data, we would have total assets of approximately $45 million and total liabilities of approximately $7 million.  We would own all of the operating assets of NSHI and NSI and have access to their surplus cash flow.  We would also assume responsibility for the further development of the business.  We expect that NSHI will have development capital requirements in addition to those needs discussed above.  Hence we intend to seek additional capital during the forthcoming year although we may not be able to obtain additional financing on commercially reasonable terms, if at all.

While we are having discussions with Sentient about our need to either comply with the obligations of the Investment Company Act or else take other action so that we do not have to register as an investment company, we may not reach an agreement with Sentient that achieves these objectives.

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

Index

AMERALIA, INC.

ITEM 4T:	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 and Item 307 of Regulation S-K we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures during the quarter ended September 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer who concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

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

NSI is the applicant in the following cases:  1998CW315, 2005CW41, 2006CW135, 2006CW136 and 2007CW91.

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

On July 1, 2009 we granted options to acquire 187,500 shares of our common stock at $0.29 per share to our non-executive directors in accordance with the requirements of the Non-Executive Directors Option Plan.  The options vest on January 2, 2010 and expire on June 30, 2012.

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

Date: November 6, 2009	AMERALIA, INC.

By: /s/ Bill H. Gunn
Bill H. Gunn, Chief Executive Officer