Form 10-Q
period 2009-12-31
AMERALIA INC
filed 2010-02-16
CIK 811419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended December 31, 2009
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
Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

As of February 12, 2010, the number of shares outstanding of the Company's $.01 par value common stock was 66,293,696.

AMERALIA, INC.

Index

AMERALIA, INC.
Balance Sheets

	December 31, 2009	June 30, 2009
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$2,781,110	$4,346,065
Related party receivable	8,362	-
Prepaid expenses	34,767	-
Total Current Assets	2,824,239	4,346,065

OTHER ASSETS
Investment in Natural Soda Holdings, Inc.	6,969,958	5,805,793
Total Other Assets	6,969,958	5,805,793

TOTAL ASSETS	$9,794,197	$10,151,858

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$328,162	$357,042
Royalties payable	975,000	975,000
Accrued expenses	-	44,211
Accrued expenses due to related parties	43,102	71,401
Total Current Liabilities	1,346,264	1,447,654

TOTAL LIABILITIES	1,346,264	1,447,654

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.05 par value; 1,000,000 authorized;82 issued and outstanding	4	4
Common stock, $0.01 par value; 100,000,000 shares authorized; 66,293,696 issued and outstanding	662,937	662,937
Additional paid-in capital	119,311,867	119,221,803
Accumulated deficit	(111,526,875)	(111,180,540)
Total Stockholders' Equity	8,447,933	8,704,204

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,794,197	$10,151,858

The accompanying notes are an integral part of these financial statements

Index

AMERALIA, INC.
Statements of Operations
(Unaudited)

	For the Three Months ended December 31,
	2009	2008

REVENUES	$-	$1,675,506

COST OF GOODS SOLD	-	1,405,633

GROSS PROFIT	-	269,873

EXPENSES
General and administrative	254,242	285,571
Depreciation and amortization expense	-	187,395

Total Expenses	254,242	472,966

LOSS FROM OPERATIONS	(254,242)	(203,093)

OTHER INCOME (EXPENSE)
Loss on settlement of debt	-	(340,718)
Interest income	-	273
Other income	-	389,089
Interest expense	-	(1,684,814)

Total Other Income (Expense)	-	(1,636,170)

NET LOSS BEFORE MINORITY INTEREST AND INCOME TAX EXPENSE	(254,242)	(1,839,263)

Minority interest in net income of subsidiary	-	(22,050)
Net income from equity investment	29,512	41,761

LOSS BEFORE INCOME TAX EXPENSE	(224,730)	(1,819,552)

Income tax expense	-	-

NET LOSS	$(224,730)	$(1,819,552)

BASIC LOSS PER SHARE	$(0.00)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	66,293,696	42,178,819

The accompanying notes are an integral part of these financial statements

Index

AMERALIA, INC.
Statements of Operations
(Unaudited)

	For the Six Months ended December 31,
	2009	2008

REVENUES	$-	$6,526,895

COST OF GOODS SOLD	-	5,206,712

GROSS PROFIT	-	1,320,183

EXPENSES
General and administrative	520,500	572,006
Depreciation and amortization expense	-	867,710

Total Expenses	520,500	1,439,716

INCOME (LOSS) FROM OPERATIONS	(520,500)	(119,533)

OTHER INCOME (EXPENSE)
Gain on settlement of debt	-	1,250,932
Interest income	-	1,067
Other income	-	400,114
Other financing costs	-	(209,449)
Interest expense	-	(6,722,363)

Total Other Income (Expense)	-	(5,279,699)

LOSS BEFORE MINORITY INTEREST AND INCOME TAX EXPENSE	(520,500)	(5,399,232)

Minority interest in net income of subsidiary	-	(168,274)
Net income from equity investment	174,165	41,761

LOSS BEFORE INCOME TAX EXPENSE	(346,335)	(5,525,745)

Income tax expense	-	-

NET LOSS	$(346,335)	$(5,525,745)

BASIC LOSS PER SHARE	$(0.01)	$(0.19)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	66,293,696	29,837,731

The accompanying notes are an integral part of these financial statements

Index

AMERALIA, INC.
Statement of Stockholders' Equity
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2009	82	$4	66,293,696	$662,937	$119,221,803	$(111,180,540)	$8,704,204

Fair value of options granted	-	-	-	-	90,064	-	90,064

Net loss	-	-	-	-	-	(346,335)	(346,335)

Balance, December 31, 2009	82	$4	66,293,696	$662,937	$119,311,867	$(111,526,875)	$8,447,933,

The accompanying notes are an integral part of these financial statements

Index

AMERALIA, INC.
Statements of Cash Flows
(Unaudited)

	For the Six Months ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(346,335)	$(5,525,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of options granted	90,064	138,285
Depreciation and amortization	-	867,710
Amortization of debt discount	-	209,449
Gain on settlement of debt	-	(1,250,932)
Minority interest in net income	-	168,274
Net income from equity investment	(174,165)	(41,761)
Change in Operating Assets and Liabilities:
Accounts receivable	-	(46,614)
Related party receivable	(8,362)	-
Inventory	-	(54,370)
Prepaid expenses	(34,767)	155,647
Accounts and royalties payable	(28,880)	(1,105,900)
Accrued expenses due to related parties	(28,299)	5,255,880
Accrued expenses	(44,211)	(1,009,093)
Interest payable	-	(378,494)

Net Cash Used in Operating Activities	(574,955)	(2,617,664)

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in, and advances to, Natural Soda Holdings, Inc.	(990,000)	-
Cavities and well development	-	(122,380)
Purchase of property and equipment	-	(26,743)

Net Cash Used in Investing Activities	(990,000)	(149,123)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on bank overdraft	-	(54,331)
Proceeds from issuance of common stock	-	9,873,866
Payments on capital leases	-	(29,125)
Payments on debt	-	(1,444,150)
Payments on related party debt	-	(980,000)
Proceeds from related party notes payable	-	260,000

Net Cash Provided by Financing Activities	-	7,626,260

NET INCREASE (DECREASE) IN CASH	(1,564,955)	4,859,473
NET CASH OF DECONSOLIDATED SUBSIDIARY	-	(17,460)
CASH AT BEGINNING OF PERIOD	4,346,065	43,374

CASH AT END OF PERIOD	$2,781,110	$4,885,387

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes	$-	$-
Interest	$-	$1,203,990

The accompanying notes are an integral part of these financial statements

Index

AMERALIA, INC.
Notes to Financial Statements
(Unaudited)

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

The accompanying unaudited condensed financial statements have been prepared by AmerAlia pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed financial statements should be read in conjunction with AmerAlia's most recent audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended June 30, 2009.  Operating results for the six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.

AmerAlia has evaluated subsequent events for recognition or disclosure through the date these financial statements were available to be issued, February 12, 2010.

Index

AMERALIA, INC.
Notes to Financial Statements
(Unaudited)

NOTE 2 -	OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS

During the six months ended December 31, 2009, AmerAlia granted options to purchase 187,500 shares of its common stock.  Under the shareholder approved 2001 Directors’ Incentive Plan, each director (who is not an employee or officer) is granted an option to purchase 75,000 shares of AmerAlia common stock when joining the Board of Directors.  In addition, options to purchase 37,500 shares of AmerAlia common stock are granted to each such director sitting at July 1 of each year.  The exercise price for these options is the average market price during the month preceding each grant date and the options have a three-year term.  All options under this plan are exercisable six months after the date of grant.

AmerAlia recorded an expense of $90,064 for the six months ended December 31, 2009 in relation to the stock options granted to board members.  This expense is included in the general and administrative amount of the statement of operations.   AmerAlia estimates the fair value of each stock option award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: dividend yield of zero percent for all years; expected volatility of 223%, risk-free interest rate of 1.50 percent and expected life of 3.0 years.  A summary of the status of AmerAlia’s stock options and warrants as of December 31, 2009 and changes during the six months ended December 31, 2009 is presented below:

	Options, Warrants and SARs	Weighted Average Exercise Price
Outstanding June 30, 2009	375,000	$0.64
Granted	187,500	$0.29
Expired/Cancelled	-	-
Exercised	-	-
Outstanding December 31, 2009	562,500	$0.52
Vested, December 31, 2009	375,000	$0.64

The following summarizes the exercise price per share and expiration date of AmerAlia’s outstanding options and warrants to purchase AmerAlia common stock at December 31, 2009:

Expiration Date	Price	Number

June 30, 2010	$0.40	187,500
June 30, 2011	$0.88	187,500
June 30, 2012	$0.29	187,500
		562,500

Index

AMERALIA, INC.
Notes to Financial Statements
(Unaudited)

NOTE 3 -	INVESTMENT IN NATURAL SODA HOLDINGS, INC.

Under the equity method of accounting, only AmerAlia’s investment in and amounts due to and from NSHI and its direct subsidiary, NSI, have been included in AmerAlia’s balance sheet.  As a result, AmerAlia records an asset in its balance sheet related to AmerAlia’s investment interest in NSHI.  The following are the consolidated statements of operations for the three and six months ended December 31, 2009 and the consolidated balance sheet for NSHI and NSI as of December 31, 2009:

Consolidated Balance Sheet as at December 31, 2009
ASSETS
Cash	$3,319,324
Accounts receivable	3,649,412
Inventories	1,139,852
Prepaid expenses	81,600
Total Current Assets	8,190,188
Property, plant and equipment, net	9,442,504
Cavities and well development, net	10,718,429
Mineral leases	4,167,471
Total Fixed Assets	24,328,404
Water rights	3,150,582
Patents, net	21,211
Equipment held and not yet in service	3,197,842
Well and well development, RSL	595,000
Acquisition costs, net	712,350
Rock School Lease and reserves	3,300,000
Deposits, prepayments and bonds	233,500
Restricted funds	1,267,480
Total Other Assets	12,477,965
TOTAL ASSETS	$44,996,557

LIABILITIES
Accounts and royalties payable	$2,357,863
Accrued expenses	436,531
Notes payable, current	2,315,450
Capital leases, current portion	8,843
Total Current Liabilities	5,118,687
Notes payable, long term	21,881
Capital leases, non-current portion	6,094
Asset retirement obligations	1,127,902
Total Long Term Liabilities	1,155,877
TOTAL LIABILITIES	6,274,564

EQUITY
Common stock	10,000
Additional paid in capital	123,201,031
Accumulated deficit	(84,489,038)
TOTAL EQUITY	38,721,993
TOTAL LIABILITIES AND EQUITY	$44,996,557

Index

AMERALIA, INC.
Notes to Financial Statements
(Unaudited)

NOTE 3 -	INVESTMENT IN NATURAL SODA HOLDINGS, INC. (CONTINUED)

Consolidated Statements of Operations
	For Six Months ended December 31, 2009	For Three Months ended December 31, 2009
Revenues	$10,428,949	$5,323,258
Cost of sales	(6,998,815)	(3,500,318)
Gross profit	3,430,134	1,822,940

General and administrative expenses	1,127,239	1,015,608
Depreciation and amortization expense	1,226,148	602,557
Total expenses	2,353,387	1,618,165

Income from operations	1,076,747	204,775

Interest expense	(109,756)	(41,117)
Interest income	590	294
Total other income (expense)	(109,166)	(40,823)

Net income	$967,581	$163,952

NOTE 4 -	LIQUIDITY

As a result of the recent restructuring, AmerAlia holds an investment in NSHI which is unlikely to produce sufficient distributions of income to meet AmerAlia’s overhead expenses in the short term.  As the effect of the restructuring has been to repay nearly all of AmerAlia’s obligations, AmerAlia expects that the operating costs of AmerAlia will be reduced to approximately $1,000,000 annually.   In addition, NSHI may call on its shareholders for additional capital.  Of the $2,781,110 held as cash at December 31, 2009, AmerAlia has reserved $1,440,000 to meet anticipated capital calls.  The remaining cash reserves are required to sustain AmerAlia’s operations and repay obligations.

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

NOTE 5 –	RELATED PARTY RECEIVABLES

We provide our executive officers with company credit cards for the purpose of paying company expenses incurred while travelling.  These charges are recorded as advances until claims for expenses are approved.

Index

AMERALIA, INC.
Notes to Financial Statements
(Unaudited)

NOTE 6 –	RELATED PARTY TRANSACTIONS

NSHI paid Sentient $790,846 for reimbursement of certain expenses and for providing management consultancy services related to NSHI’s business development activities in December 2009.  NSHI has no remaining obligations to Sentient for outstanding obligations but for an estimated $85,000 for reimbursement of expenses incurred since December 2009.  NSHI has agreed to pay Sentient $110,000 annually for staff support.

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

Deposits of oil shale lie below, above and are interspersed within the nahcolite contained within the sodium leases.  We do not have any rights to recover oil shale but NSHI has applied for a research, development and demonstration lease to access all or part of this oil shale pursuant to a new program announced by the U.S. Department of Interior in October 2009.  Shell Frontier Oil & Gas Co. (“Shell”) has three research, development and demonstration leases adjacent to NSI’s sodium leases.  A Shell fact sheet, “Shell Exploration & Production Technology - to secure our energy future – Mahogany Research Project” reports an estimated potential recovery rate of up to one million barrels of oil per surface acre.  If we obtain the right to exploit all or part of this oil shale, we plan to independently determine possible recovery rates and attempt to develop an economically feasible plan to recover oil from the oil shale resource contained in the area where NSHI’s and NSI’s  sodium leases are located.

Currently, we own 18% of NSHI.  We are attempting to acquire some or all of the outstanding shares of NSHI we do not own from Sentient so that we can secure majority ownership.  If we can successfully acquire more of NSHI to increase our ownership to at least 50% in exchange for an issue of new shares we shall, as we discuss below, consolidate at least 50% of NSHI’s and NSI’s assets and liabilities to our balance sheet and consolidate at least 50% of NSHI’s and NSI’s income and expenses to our income statement.  If we cannot achieve this objective we shall likely have to register as an investment company or seek alternative means of complying with the Investment Company Act.  We have been discussing this issue with Sentient and the SEC.  We are also considering the possible benefits of acquiring other natural resource assets.

Index

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

During calendar year 2009, sales were constrained by the general downturn in economic activity.  The following table presents comparative consolidated income statements of NSHI and NSI:

	For the six months ended December 31,		% Change on
	2009	2008	prior period
Tonnage sold	49,151	51,265	-4.1%
Revenues	$10,428,949	$9,849,766	+5.9%
Cost of Sales	6,998,815	7,746,605	-9.7%
Gross Profit	3,430,134	2,103,161	+63.1%
General and administrative expenses	1,127,239	148,977	+656.7%
Depreciation & amortization	1,226,148	1,315,267	-6.8%
Total expenses	2,353,387	1,464,244	+60.7%
Income from operations	1,076,747	638,917	+68.5%
Other income (expense)
Interest and other income	590	12,840
Interest expense	(109,756)	(7,017,725)
Total other income (expense)	(109,166)	(7,004,885)
Net income (loss) before minority interest	967,581	(6,365,968)
Minority income (loss)	-	(168,274)
Net income (loss)	$967,581	$(6,534,242)

This table shows NSI sold 49,151 tons of product during the six months ended December 31, 2009; 2,114 tons or 4.1% less than that sold during the comparable period last year.  However, revenues increased by 5.9% which reflects an increase of 10% in revenue per ton due to increased selling prices.  Meanwhile, the total cost of sales was 9.7% lower than for the same period last year, equivalent to a reduction of 5.8% on a cost per ton basis.  This reduced cost was primarily due to lower energy costs.  The resulting gross profit of $3,430,134 was 63% higher than the same period last year or an increase of 70% per ton.

General & administrative expenses increased to $1,127,239 from $148,977, an increase of 656.7% because NSHI has engaged geologists and other consultants to examine further the geology and natural resources of its lease areas and for advice developing its water assets and developing its research lease application.  These expenses include $790,847 NSHI paid Sentient for providing management consultancy services related to NSHI’s business development activities and to reimburse Sentient for additional technical and legal services and for travel expenses.  NSHI has no remaining obligations to Sentient for outstanding obligations except for an estimated $85,000 for reimbursement of expenses incurred since December 2009.  NSHI has agreed to pay Sentient $110,000 annually for staff support. Depreciation and amortization expense was 6.8% lower this year than the comparable period last year and 2.8% lower on a per ton basis.

Index

The resulting income from operations was $1,076,747, a 68.5% increase on the comparable period last year.  A consequence of the restructuring completed in October 2008 is that debt has been almost entirely replaced by equity so that interest expense for the six months ended December 31, 2009 was $109,756 compared with $7,017,725 incurred in the comparable period last year.  The net income for the six months ended December 31, 2009 was $967,581 compared with the loss of $6,534,242 in the comparable period last year, a result that also included a loss of $168,274 attributable to the minority interest in NSI at that time.  The following table presents the consolidated balance sheets for NSHI and NSI as at end December and June 2009:

Natural Soda Holdings, Inc.
Consolidated Balance Sheets
			Change
	As of Dec. 31,	As of June 30,	Since June 30,
	2009	2009	2009
ASSETS
Cash	$3,319,324	$156,139
Accounts receivable	3,649,412	3,723,426
Inventories	1,139,852	930,349
Prepaid expenses	81,600	325,942
Total Current Assets	8,190,188	5,135,856	3,054,332
Property, plant & equipment, net	9,442,504	9,462,474	(19,970)
Cavities & well development, net	10,718.429	6,130,745	4,587,684
Mineral leases	4,167,471	4,167,471
Total Fixed Assets	24,328,404	19,760,690	4,567,714
Water rights	3,150,582	3,150,582
Equipment held and not yet in service	3,197,842	3,197,842
Rock School lease & reserves	3,300,000	3,300,000
Well & well development, RSL	595,000	595,000
Deferred financing & acquisition costs, net	712,350	731,848
Deposits, prepayments & bonds	233,500	8,000
Restricted funds	1,267,480	1,267,480
Patents, net	21,211	22,886
Total Other Assets	12,477,965	12,273,638	204,327
TOTAL ASSETS	$44,996,557	$37,170,184	7,826,373

LIABILITIES
Accounts & royalties payable	$2,357,863	$1,848,778
Accrued expenses	436,531	434,590
Notes payable, current	2,315,450	1,612,741
Capital leases, current	8,843	10,983
Total Current Liabilities	5,118,687	3,907,092	1,211,595
Notes payable, long term	21,881	29,784
Capital leases, noncurrent portion	6,094	11,071
Asset retirement obligations	1,127,902	967,825
Total Non Current Liabilities	1,155,877	1,008,680	147,197
TOTAL LIABILITIES	6,274,564	4,915,772	1,358,792

EQUITY
Common stock	$10,000	$10,000
Additional paid in capital	123,201,031	117,701,031	5,500,000
Accumulated deficit	(84,489,038)	(85,456,619)	967,581
TOTAL EQUITY	38,721,993	32,254,412
TOTAL LIABILITIES AND EQUITY	$44,996,557	$37,170,184

Index

This data shows that during the six months ended December 31, 2009, NSHI and NSI earned $967,581 in net income, received $5,500,000 in equity contributions from its shareholders and received $1,211,595 through trade credit during the quarter.   The companies invested $4,587,684 in well field expansion and reduced machinery and equipment investment by $19,970.  NSI expects that its new cavities will improve production and supply capability.  At December 31, 2009 NSHI and NSI held $3,319,324 in cash.

AmerAlia

Our restructuring in 2008 has substantially altered AmerAlia’s income and cost structure.  Whereas we previously reported revenues from operations and cost of sales for the six months ended December 31, 2008 as shown in our income statement, we now report the net income from our equity investment in NSHI which was $174,165 for the six months.  This reflects our 18% ownership of NSHI and our 18% share of NSHI’s net income of $967,581 for the six months discussed above.  Otherwise, our general and administrative expenses were $520,500 a 9% reduction on these costs for the same period last year.  The resulting net loss was $346,335 for the six months compared with $5,525,745 for the same period last year.

For the three month period ended December 31, 2009 our 18% share of NSHI’s consolidated income was $29,512 compared with $41,761 for the comparable period in the prior year.  Our general and administrative expenses were $254,242 an 11% reduction on these costs for the same period last year.  There was no depreciation and amortization expense compared with $187,395 for the comparable period last year.  Similarly, there was no interest income or other income compared with $273 and $389,089 respectively for the prior period.  The prior period also recorded a loss on settlement of debt of $340,718 and interest expense of $1,684,814 but there were no similar expenses in the current three months ended December 31, 2009.  The resulting net loss was $224,730 for the three months ended December 31, 2009 compared with $1,819,552 for the same period last year.

Liquidity and Capital Resources

NSHI and NSI

Since the acquisition of its properties in 2003 up to June 30, 2009, NSI has invested $6,566,202 developing the well field and its cavities.  In recent times sodium bicarbonate has been recovered from three cavities denominated as 5H, 6H and 7H from which the BLM had authorized NSI to recover nearly 230,000 tons of sodium bicarbonate under an approved mine plan as at June 30, 2009.  In early September 2009, NSI completed a new cavity, 10H, at a cost of approximately $2,750,000 that increased NSI’s authorized recovery by 308,000 tons.  Since then NSI has completed another cavity, 11H, at a cost of approximately $2,245,000 that increased NSI’s authorized recovery by 408,760 tons.  Consequently, at the end of December, 2009 NSI’s authorized recovery was 894,865 tons and NSI has now ensured a reliable supply of feed liquor to its plant for several years.  Along with these wells, NSI has installed an additional pipeline to carry the recovered liquor to the plant at a cost of approximately $715,000.  This pipeline will support three cavities.

These activities are part of an exploration and production cavity installation program which is expected to cost approximately $9 million over time. While NSI is generating sufficient free cash flow to provide for most of this expenditure, NSI needed additional financing to fund the initial investment.  Consequently, AmerAlia and Sentient completed a Contribution Agreement in July 2009 and we advanced $450,000 as our share of $2,500,000 NSHI raised from ourselves and Sentient.  Again, in December 2009 we completed a second contribution agreement and we advanced $540,000 as our share of a further $3,000,000 in new equity we and Sentient contributed to NSHI.

AmerAlia

During the six months ended December 31, 2009, we contributed $990,000 in additional equity to NSHI as discussed above; we increased prepaid expenses by a net $34,767, reduced accounts and royalties payable by $28,880 and reduced accrued expenses by $72,510.  Consequently, we have used $1,564,955 of our cash during the six months leaving a balance of $2,781,110 at December 31, 2009.  Of this balance $1,440,000 is reserved for further capital calls that will likely be made by NSHI.

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

Under the Restructuring Agreement completed in 2008, Sentient has the right to purchase up to a total of 5,500,000 additional shares of AmerAlia’s common stock at $0.36 per share until October 31, 2011.  This right can only be exercised to resolve obligations of AmerAlia that existed at October 31, 2008 and have not been discharged, and only then if the holders of the unpaid obligations pursue or threaten to pursue claims against AmerAlia or AmerAlia’s affiliates.

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

Effect of Potential Acquisition of Additional NSHI Shares

Nevertheless, we may acquire some or all the outstanding equity in NSHI and are investigating acquiring other businesses.  If we could acquire all the shares of NSHI we currently do not own in exchange for an issue of our shares, then, on the basis of the December 31, 2009 financial data, we would have total assets of approximately $48 million and total liabilities of approximately $8 million.  We would own all of the operating assets of NSHI and NSI and have access to their surplus cash flow.  We would also assume responsibility for the further development of the business.  We expect that NSHI will have development capital requirements in addition to those needs discussed above.  Hence we intend to seek additional capital during the forthcoming year although we may not be able to obtain additional financing on commercially reasonable terms, if at all.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934 and Item 307 of Regulation S-K we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures during the six months ended December 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer who concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the six months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NSI has filed a statement of opposition in the following cases:  2003CW82–Exxon Mobil Corporation, 2003CW309–Encana Oil & Gas (USA), Inc., 2003CW318–Encana Oil & Gas (USA), Inc., 2004CW110–Shell Frontier Oil & Gas, Inc., 2005CW285–Exxon Mobil Corporation, 2005CW294–Exxon Mobil Corporation, 2006CW263–Exxon Mobil Corporation, 2006CW265–Exxon Mobil Corporation, 2007CW242–Puckett Land Company, 2007CW253–XTO Energy Inc. and 2007CW254–Williams Production RMT Company.

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

Date: February 12, 2010	AMERALIA, INC.

	By:	/s/ Robert van Mourik
Robert van Mourik
Executive Vice President & Chief Financial Officer