Form 10-Q
period 2010-03-31
AMERALIA INC
filed 2010-05-17
CIK 811419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2010
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

As of May 15, 2010, the number of shares outstanding of the Company's $.01 par value common stock was 66,293,696.

AMERALIA, INC.

Index

AMERALIA, INC.
Balance Sheets

	March 31, 2010	June 30, 2009
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$2,581,087	$4,346,065
Related party receivable	21,292	-
Prepaid expenses	27,370	-
Total Current Assets	2,629,749	4,346,065

OTHER ASSETS
Investment in Natural Soda Holdings, Inc.	7,090,695	5,805,793
Total Other Assets	7,090,695	5,805,793

TOTAL ASSETS	$9,720,444	$10,151,858

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$325,950	$357,042
Royalties payable	975,000	975,000
Accrued expenses	10,893	44,211
Accrued expenses due to related parties	62,625	71,401
Total Current Liabilities	1,374,468	1,447,654

TOTAL LIABILITIES	1,374,468	1,447,654

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.05 par value; 1,000,000 authorized;0 and 82 issued and outstanding, respectively	-	4
Common stock, $0.01 par value; 100,000,000 shares authorized; 66,293,696 issued and outstanding	662,937	662,937
Additional paid-in capital	119,284,371	119,221,803
Accumulated deficit	(111,601,332)	(111,180,540)
Total Stockholders' Equity	8,345,976	8,704,204

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,720,444	$10,151,858

The accompanying notes are an integral part of these financial statements

Index

AMERALIA, INC.
Statements of Operations
(Unaudited)

	For the Three Months ended March 31,
	2010	2009

REVENUES	$-	$-

COST OF GOODS SOLD	-	-

GROSS PROFIT	-	-

EXPENSES
General and administrative	195,194	203,556
Depreciation and amortization expense	-	-

Total Expenses	195,194	203,556

LOSS FROM OPERATIONS	(195,194)	(203,556)

OTHER INCOME (EXPENSE)
Loss on settlement of debt	-	-
Interest income	-	829
Other income	-	-
Interest expense	-	(4,796)

Total Other Income (Expense)	-	(3,967)

NET LOSS BEFORE MINORITY INTEREST AND INCOME TAX EXPENSE	(195,194)	(207,523)

Minority interest in net income of subsidiary	-	-
Net income from equity investment	120,737	124,340

LOSS BEFORE INCOME TAX EXPENSE	(74,457)	(83,183)

Income tax expense	-	-

NET LOSS	$(74,457)	$(83,183)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	66,293,696	66,259,946

The accompanying notes are an integral part of these financial statements

Index

AMERALIA, INC.
Statements of Operations
(Unaudited)

	For the Nine Months ended March 31,
	2010	2009

REVENUES	$-	$6,526,895

COST OF GOODS SOLD	-	5,206,712

GROSS PROFIT	-	1,320,183

EXPENSES
General and administrative	715,694	775,562
Depreciation and amortization expense	-	867,710

Total Expenses	715,694	1,643,272

INCOME (LOSS) FROM OPERATIONS	(715,694)	(323,089)

OTHER INCOME (EXPENSE)
Gain on settlement of debt	-	1,250,932
Interest income	-	1,896
Other income	-	400,114
Other financing costs	-	(209,449)
Interest expense	-	(6,727,159)

Total Other Income (Expense)	-	(5,283,666)

LOSS BEFORE MINORITY INTEREST AND INCOME TAX EXPENSE	(715,694)	(5,606,755)

Minority interest in net income of subsidiary	-	(168,274)
Net income from equity investment	294,902	166,101

LOSS BEFORE INCOME TAX EXPENSE	(420,792)	(5,608,928)

Income tax expense	-	-

NET LOSS	$(420,792)	$(5,608,928)

BASIC LOSS PER SHARE	$(0.01)	$(0.13)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	66,293,696	41,801,232

The accompanying notes are an integral part of these financial statements

Index

AMERALIA, INC.
Statement of Stockholders' Equity
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2009	82	$4	66,293,696	$662,937	$119,221,803	$(111,180,540)	$8,704,204

Fair value of options granted	-	-	-	-	90,064	-	90,064

Repurchase of preferred shares	(82)	(4)	-	-	(27,496)	-	(27,500)

Net loss	-	-	-	-	-	(420,792)	(420,792)

Balance, March 31, 2010	-	$-	66,293,696	$662,937	$119,284,371	$(111,601,332)	$8,345,976

The accompanying notes are an integral part of these financial statements

Index

AMERALIA, INC.
Statements of Cash Flows
(Unaudited)
	For the Nine Months ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(420,792)	$(5,608,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of options granted	90,064	138,285
Depreciation and amortization	-	867,710
Amortization of debt discount	-	209,449
Gain on settlement of debt	-	(1,250,932)
Minority interest in net income		168,274
Net income from equity investment	(294,902)	(166,101)
Change in Operating Assets and Liabilities:
Accounts receivable	-	(46,614)
Related party receivable	(21,292)	-
Inventory	-	(54,370)
Prepaid expenses	(27,370)	155,647
Loans to related parties	-	(806,754)
Accounts and royalties payable	(31,092)	(1,089,159)
Accrued expenses due to related parties	(8,776)	5,309,573
Accrued expenses	(33,318)	(1,018,445)
Interest payable	-	(378,279)

Net Cash Used in Operating Activities	(747,478)	(3,570,644)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in, and advances to, Natural Soda Holdings, Inc.	(990,000)	-
Cavities and well development	-	(122,380)
Purchase of property and equipment	-	(26,743)

Net Cash Used in Investing Activities	(990,000)	(149,123)

CASH FLOWS FROM FINANCING ACTIVITIES

Repurchase of preferred shares	(27,500)	-
Payments on bank overdraft	-	(54,331)
Proceeds from issuance of common stock	-	9,873,866
Payments on capital leases	-	(29,125)
Payments on debt	-	(1,444,150)
Payments on related party debt	-	(980,000)
Proceeds from related party notes payable	-	260,000

Net Cash Provided by (Used in) Financing Activities	(27,500)	7,626,260

NET INCREASE (DECREASE) IN CASH	(1,764,978)	3,906,493
NET CASH OF DECONSOLIDATED SUBSIDIARY	-	(17,460)
CASH AT BEGINNING OF PERIOD	4,346,065	43,374

CASH AT END OF PERIOD	$2,581,087	$3,932,407

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes	$-	$-
Interest	$-	$1,203,990
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

The accompanying unaudited condensed financial statements have been prepared by AmerAlia pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed financial statements should be read in conjunction with AmerAlia's most recent audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended June 30, 2009.  Operating results for the nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.

Index

AMERALIA, INC.
Notes to Financial Statements
(Unaudited)

NOTE 2 -	OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS

During the nine months ended March 31, 2010, AmerAlia granted options to purchase 187,500 shares of its common stock.  Under the shareholder approved 2001 Directors’ Incentive Plan, each director (who is not an employee or officer) is granted an option to purchase 75,000 shares of AmerAlia common stock when joining the Board of Directors.  In addition, options to purchase 37,500 shares of AmerAlia common stock are granted to each such director sitting at July 1 of each year.  The exercise price for these options is the average market price during the month preceding each grant date and the options have a three-year term.  All options under this plan are exercisable six months after the date of grant.

AmerAlia recorded an expense of $90,064 for the nine months ended March 31, 2010 in relation to the stock options granted to board members.  This expense is included in the general and administrative amount of the statement of operations.   AmerAlia estimates the fair value of each stock option award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: dividend yield of zero percent for all years; expected volatility of 223%, risk-free interest rate of 1.50 percent and expected life of 3.0 years.  A summary of the status of AmerAlia’s stock options and warrants as of March 31, 2010 and changes during the nine months ended March 31, 2010 is presented below:

	Options, Warrants and SARs	Weighted Average Exercise Price
Outstanding June 30, 2009	375,000	$0.64
Granted	187,500	$0.29
Expired/Cancelled	-	-
Exercised	-	-
Outstanding March 31, 2010	562,500	$0.52
Vested, March 31, 2010	562,500	$0.52

The following summarizes the exercise price per share and expiration date of AmerAlia’s outstanding options and warrants to purchase AmerAlia common stock at March 31, 2010:

Expiration Date	Price	Number

June 30, 2010	$0.40	187,500
June 30, 2011	$0.88	187,500
June 30, 2012	$0.29	187,500
		562,500

Index

AMERALIA, INC.
Notes to Financial Statements
(Unaudited)
NOTE 3 -	INVESTMENT IN NATURAL SODA HOLDINGS, INC.

Under the equity method of accounting, only AmerAlia’s investment in and amounts due to and from NSHI and its direct subsidiary, NSI, have been included in AmerAlia’s balance sheet.  As a result, AmerAlia records an asset in its balance sheet related to AmerAlia’s investment interest in NSHI.  The following is the consolidated statements of operations for the three and nine months ended March 31, 2010 and the consolidated balance sheet for NSHI and NSI as of March 31, 2010:

Consolidated Balance Sheet as at March 31, 2010
ASSETS
Cash	$3,176,111
Accounts receivable	3,769,428
Inventories	1,204,402
Prepaid expenses	67,026
Total Current Assets	8,216,967
Property, plant and equipment, net	9,375,263
Cavities and well development, net	10,463,630
Mineral leases	4,167,471
Total Fixed Assets	24,006,364
Water rights	3,150,582
Patents, net	20,373
Equipment held and not yet in service	3,197,842
Well and well development, RSL	595,000
Acquisition costs, net	702,605
Rock School Lease and reserves	3,300,000
Deposits, prepayments and bonds	232,500
Restricted funds	1,267,480
Total Other Assets	12,466,382
TOTAL ASSETS	$44,689,713

LIABILITIES
Accounts and royalties payable	$1,504,639
Accrued expenses	455,556
Due to related party	225,727
Notes payable, current	1,982,374
Capital leases, current portion	9,034
Total Current Liabilities	4,177,330
Notes payable, long term	19,447
Capital leases, non-current portion	3,522
Asset retirement obligations	1,096,657
Total Long Term Liabilities	1,119,626
TOTAL LIABILITIES	5,296,956

EQUITY
Common stock	10,000
Additional paid in capital	123,201,031
Accumulated deficit	(83,818,274)
TOTAL EQUITY	39,392,757
TOTAL LIABILITIES AND EQUITY	$44,689,713

Index

AMERALIA, INC.
Notes to Financial Statements
(Unaudited)

NOTE 3 -        INVESTMENT IN NATURAL SODA HOLDINGS, INC. (CONTINUED)

Consolidated Statements of Operations
	For Nine Months ended March 31, 2010	For Three Months ended March 31, 2010
Revenues	$15,778,330	$5,349,381
Cost of sales	(10,823,595)	(3,824,780)
Gross profit	4,954,735	1,524,601

General and administrative expenses	1,474,675	347,436
Depreciation and amortization expense	1,691,242	465,094
Total expenses	3,165,917	812,530

Income from operations	1,788,818	712,071

Interest expense	(151,063)	(41,307)
Interest income	590	-
Total other income (expense)	(150,473)	(41,307)

Net income	$1,638,345	$670,764

NOTE 4 -	LIQUIDITY

As a result of the recent restructuring, AmerAlia holds an investment in NSHI which is unlikely to produce sufficient distributions of income to meet AmerAlia’s overhead expenses in the short term.  As the effect of the restructuring has been to repay nearly all of AmerAlia’s obligations, AmerAlia expects that the operating costs of AmerAlia will be reduced to approximately $1,000,000 annually.   In addition, NSHI may call on its shareholders for additional capital.  Of the $2,581,087 held as cash at March 31, 2010, AmerAlia has reserved $1,440,000 to meet anticipated capital calls.  The remaining cash reserves are required to sustain AmerAlia’s operations and repay obligations.

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

Index

AMERALIA, INC.
Notes to Financial Statements
(Unaudited)

NOTE 6 –      RELATED PARTY TRANSACTIONS

NSHI paid Sentient $790,846 for reimbursement of certain expenses and for providing management consultancy services related to NSHI’s business development activities in December 2009.  As at March 31, 2010 NSHI owes Sentient $225,727 for reimbursement of payments to vendors and advisors on behalf of NSHI and $81,586 due to Sentient for staff support.  NSHI has agreed to pay Sentient $110,000 annually for staff support.

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

NSI owns various water rights in the Piceance Creek Basin in northwest Colorado, a part of the Colorado River drainage system.  These various rights allow NSI to draw up to a maximum of 108,812 acre feet (35.46 million gallons) annually and to store up to 7,980 acre feet of water. Some of the water rights owned by NSI are conditional rights and are subject to a requirement to demonstrate reasonable diligence. Every six years NSI must file an application to support its claim.  In April 2010 The District Court Division No 5 State of Colorado determined that NSI had met the standard of Reasonable Diligence with respect to its conditional water rights. No further filings are required for a further six years. We believe that this finding adds materially to the security of our conditional water rights.

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

Deposits of oil shale lie below, above and are interspersed within the nahcolite contained within the sodium leases.  We do not have any rights to recover oil shale but NSHI has applied for a research, development and demonstration lease to access all or part of this oil shale pursuant to a new program announced by the U.S. Department of Interior in October 2009.  Shell Frontier Oil & Gas Co. (“Shell”) has three research, development and demonstration leases adjacent to NSI’s sodium leases.  A Shell fact sheet, “Shell Exploration & Production Technology - to secure our energy future – Mahogany Research Project” reports an estimated potential recovery rate of up to one million barrels of oil per surface acre.  If we obtain the right to recover all or part of this oil shale, we plan to independently determine possible recovery rates and attempt to develop an economically feasible plan to recover oil from the oil shale resource contained in the area where NSHI’s and NSI’s  sodium leases are located.

Currently, we own 18% of NSHI.  We are attempting to acquire some or all of the outstanding shares of NSHI we do not own from Sentient so that we can secure majority ownership.  If we can successfully acquire more of NSHI to increase our ownership to at least 50% in exchange for an issue of new shares we shall, as we discuss below, consolidate at least 50% of NSHI’s and NSI’s assets and liabilities to our balance sheet and consolidate at least 50% of NSHI’s and NSI’s income and expenses to our income statement.  If we cannot achieve this objective we shall likely have to register as an investment company or seek alternative means of complying with the Investment Company Act.  We have been discussing this issue with Sentient.  We are also considering the possible benefits of acquiring other natural resource assets.  However, it is our intention to complete an exchange with Sentient, acquire a new business or else enter into some form of business combination or restructuring that enables us to continue as an operating company rather than register as an investment company under the 1940 Act.

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

During calendar year 2009, sales were constrained by the general downturn in economic activity.  The following table presents comparative consolidated income statements of NSHI and NSI:

	For the nine months ended March 31,		% Change on
	2010	2009	prior period
Tonnage sold	75,021	76,669	-2.1%
Revenues	$15,778,330	$14,622,196	+7.9%
Cost of Sales	(10,823,595)	(11,055,254)	-2.1%
Gross Profit	4,954,735	3,566,942	+38.9%
General and administrative expenses	1,474,675	189,382	+678.7%
Depreciation & amortization	1,691,242	1,940,242	-12.8%
Total expenses	3,165,917	2,129,624	+48.7%
Income (loss) from operations	1,788,818	1,437,318	+24.5%
Other income (expense)
Interest and other income	590	12,929
Interest expense	(151,063)	(7,125,214)
Total other income (expense)	(150,473)	(7,112,285)
Net income (loss) before minority interest	1,638,345	(5,674,967)
Minority income (loss)	-	(168,274)
Net income (loss)	$1,638,345	$(5,843,241)

This table shows NSI sold 75,021 tons of product during the nine months ended March 31, 2010; 1,648 tons or 2.1% less than that sold during the comparable period last year.  However, revenues increased by 7.9% which reflects an increase of 10% in revenue per ton due to increased selling prices.  Meanwhile, the total cost of sales was 2.1% lower than for the same period last year, although unchanged on a cost per ton basis.  The resulting gross profit of $4,954,735 was 38.9% higher than the same period last year or an increase of 42% per ton.

General & administrative expenses increased to $1,474,675 from $189,382, an increase of 678.7% because NSHI has engaged geologists and other consultants to examine further the geology and natural resources of its lease areas and for advice developing its water assets and developing is research lease application.  These expenses include $481,586 NSHI paid Sentient for providing management consultancy services related to NSHI’s business development activities.  Sentient has also paid a total of $481,586 on behalf of NSHI to vendors and professional advisors for additional technical and legal services and for travel expenses.  Of this amount NSHI still owes $225,727 to Sentient as at March 31, 2010.  NSHI has agreed to pay Sentient $110,000 annually for staff support. Depreciation and amortization expense was 12.8% lower this year than the comparable period last year and 2.8% lower on a per ton basis.

Index

The resulting income from operations was $1,788,818, a 24.5% increase on the comparable period last year.  A consequence of the restructuring completed in October in 2008 is that debt has been almost entirely replaced by equity so that interest expense for the nine months was $151,063 compared with $7,125,214 incurred in the comparable period ending March 31, 2009.  The net income for the nine months ended March 31, 2010 was $1,638,345 compared with the loss of $5,843,240 in the comparable period last year, a result that also included a loss of $168,274 attributable to the minority interest in NSI at that time.  The following table presents the consolidated balance sheets for NSHI and NSI as at March 31, 2010 and June 30, 2009:

Natural Soda Holdings, Inc.
Consolidated Balance Sheets
			Change
	As of March 31,	As of June 30,	Since June 30,
	2010	2009	2009
ASSETS
Cash	$3,176,111	$156,139
Accounts receivable	3,769,428	3,723,426
Inventories	1,204,402	930,349
Prepaid expenses	67,026	325,942
Total Current Assets	8,216,967	5,135,856	3,081,111
Property, plant & equipment, net	9,375,263	9,462,474	(87,211)
Cavities & well development, net	10,463,630	6,130,745	4,332,885
Mineral leases	4,167,471	4,167,471
Total Fixed Assets	24,006,364	19,760,690	4,245,674
Water rights	3,150,582	3,150,582
Equipment held and not yet in service	3,197,842	3,197,842
Rock School lease & reserves	3,300,000	3,300,000
Well & well development, RSL	595,000	595,000
Deferred financing & acquisition costs, net	702,605	731,848
Deposits, prepayments & bonds	232,500	8,000
Restricted funds	1,267,480	1,267,480
Patents, net	20,373	22,886
Total Other Assets	12,466,382	12,273,638	192,744
TOTAL ASSETS	$44,689,713	$37,170,184	7,519,529

LIABILITIES
Accounts & royalties payable	$1,504,639	$1,848,778
Accrued expenses	455,556	434,590
Due to related party	225,727	-
Notes payable, current	1,982,374	1,612,741
Capital leases, current	9,034	10,983
Total Current Liabilities	4,177,330	3,907,092	270,238
Notes payable, long term	19,447	29,784
Capital leases, noncurrent portion	3,522	11,071
Asset retirement obligations	1,096,657	967,825
Total Non Current Liabilities	1,119,626	1,008,680	110,946
TOTAL LIABILITIES	5,296,956	4,915,772	381,184

EQUITY
Common stock	$10,000	$10,000
Additional paid in capital	123,201,031	117,701,031	5,500,000
Accumulated deficit	(83,818,274)	(85,456,619)	1,638,345
TOTAL EQUITY	39,392,757	32,254,412
TOTAL LIABILITIES AND EQUITY	$44,689,713	$37,170,184

Index

This data shows that during the nine months ended March 31, 2010, NSHI and NSI earned $1,638,345 in net income, received $5,500,000 in equity contributions from its shareholders and received $270,238 through additional creditor funding during the quarter that included the $225,747 payable to Sentient.   The companies invested $4,332,885 after depreciation  in well field expansion and reduced machinery and equipment investment by $87,211.  NSI expects that its new cavities will improve production and supply capability.  At March 31, 2010 NSHI and NSI held $3,176,111 in cash.

AmerAlia

Our restructuring in 2008 has substantially altered AmerAlia’s income and cost structure.  Whereas we previously reported revenues from operations and cost of sales of NSHI and NSI as shown in our income statement, we now report the net income from our equity investment in NSHI which was $294,902 for the nine months ended March 31, 2010.  This reflects our 18% ownership of NSHI and our 18% share of NSHI’s net income of $1,638,345 for the nine months discussed above.  Otherwise, our general and administrative expenses were $715,694 a 7.7% decrease on these costs for the same period last year.  The resulting net loss was $420,792 for the nine months compared with $5,608,928 for the same period last year.

For the three month period ended March 31, 2010 our 18% share of NSHI’s consolidated income was $120,737 compared with $124,340 for the comparable period in the prior year.  Our general and administrative expenses were $195,194 a 4% reduction on these costs for the same period last year.  There was no depreciation and amortization expense in either this period or the comparable period last year.  Similarly, there was no interest income or other income for the period ended March 31, 2010 compared with $829 in interest income and no other income for the prior period.  The prior period also recorded interest expense of $4,796 but there were no similar expenses in the current three months ended March 31, 2010.  The resulting net loss was $74,457 for the three months compared with a loss of $83,183 for the same period last year.

Liquidity and Capital Resources

NSHI and NSI

Since the acquisition of its properties in 2003 up to June 30, 2009, NSI has invested $6,566,202 developing the well field and its cavities.  In recent times sodium bicarbonate has been recovered from three cavities denominated as 5H, 6H and 7H from which the BLM had authorized NSI to recover nearly 230,000 tons of sodium bicarbonate under an approved mine plan as at June 30, 2009.  In early September 2009, NSI completed a new cavity, 10H, at a cost of approximately $3,972,133 that increased NSI’s authorized recovery by 405,460 tons.  Since then NSI has completed another cavity, 11H, at a cost of approximately $2,199,781 that increased NSI’s authorized recovery by 408,760 tons.  A third cavity, 12HC, was also drilled at a cost of $535,352 as an exploratory well.  Consequently, at the end of March, 2010 NSI’s authorized recovery was 965,888 tons and NSI has now ensured a reliable supply of feed liquor to its plant for several years.  Along with these wells, NSI has installed an additional pipeline to carry the recovered liquor to the plant at a cost of approximately $318,666.  This pipeline will support three cavities.

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

AmerAlia

During the nine months ended March 31, 2010, we contributed $990,000 in additional equity to NSHI as discussed above; we increased prepaid expenses by a net $27,370, reduced accounts and royalties payable by $31,092, reduced accrued expenses by $42,094, advanced 21,292 to employees in advance of expenses and repurchased all outstanding preferred stock for $27,500.  Consequently, we have used $1,764,978 of our cash during the nine months leaving a balance of $2,581,087 at March 31, 2010.  Of this balance $1,440,000 is reserved for further capital calls that will likely be made by NSHI.

Index

Our remaining cash reserves are required to sustain AmerAlia’s operations and repay obligations.  We expect the operating costs of AmerAlia will be approximately $1,000,000 annually.

AmerAlia now holds an investment in NSHI which we expect will require additional capital to expand its operations and will, as a result, be unlikely to produce sufficient distributions of income to meet AmerAlia’s overhead expenses in the short term.

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

Effect of Potential Acquisition of Additional NSHI Shares

Nevertheless, we may acquire some or all the outstanding equity in NSHI and are investigating acquiring other businesses.  If we could acquire all the shares of NSHI we currently do not own in exchange for an issue of our shares, then, on the basis of the December 31, 2009 financial data, we would have total assets of approximately $47 million and total liabilities of approximately $7 million.  We would own all of the operating assets of NSHI and NSI and have access to their surplus cash flow.  We would also assume responsibility for the further development of the business.  We expect that NSHI will have development capital requirements in addition to those needs discussed above.  Hence we intend to seek additional capital during the forthcoming year although we may not be able to obtain additional financing on commercially reasonable terms, if at all.

While we are having discussions with Sentient about our need to either comply with the obligations of the Investment Company Act or else take other action so that we do not have to register as an investment company, we may not reach an agreement with Sentient that achieves these objectives.  However, it is our intention to complete an exchange with Sentient, acquire a new business or else enter into some form of business combination or restructuring that enables us to continue as an operating company rather than be defined an investment company under the 1940 Act.

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

Index

ITEM 4T:      CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 and Item 307 of Regulation S-K we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures during the nine months ended March 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer who concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the nine months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2:         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 1, 2009 we granted options to acquire 187,500 shares of our common stock at $0.29 per share to our non-executive directors in accordance with the requirements of the Non-Executive Directors Option Plan.  The options vested on January 2, 2010 and expire on June 30, 2012.

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

Date: May 17, 2010	AMERALIA, INC.

	By:	/s/ Robert van Mourik
Robert van Mourik
Executive Vice President & Chief Financial Officer