Form 10-K
period 2010-06-30
Natural Resources USA Corp
filed 2010-09-28
CIK 811419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2010

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission file number: 000-15474

NATURAL RESOURCES USA CORPORATION
 (Exact Name of Registrant as Specified in its Charter)

Utah	87-0403973
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3200 County Road 31, Rifle, Colorado	81650
(Address of principal executive offices)	(Zip Code)

(720) 876-2373
(Registrant’s Telephone Number, including Area Code)

AmerAlia, Inc.
(Former name or former address, if changed since last report)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $5,808,000 as of December 31, 2009, based on the last sale price on the OTCBB of $0.50.

The number of shares of the Registrant’s Common Stock, $0.01 par value, outstanding as of September 28, 2010 was 352,413,582.

Documents Incorporated By Reference

To the extent herein specifically referenced in Part III, portions of the Registrant’s Definitive Proxy Statement on Schedule 14A for the 2010 Annual Meeting of Shareholders.  See Part III.

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

The terms “we,” “us,” “our,” “Natural Resources,”  “AmerAlia” and the “Company” used in this Annual Report refer to Natural Resources USA Corporation, unless otherwise indicated.

Natural Resources USA Corporation was incorporated in Utah on June 7, 1983 as Computer Learning Software, Inc., renamed AmerAlia, Inc. in January 1984 and again renamed Natural Resources USA Corporation on September 14, 2010.

Our business is to identify and develop natural resource assets.  Our wholly owned subsidiary, Natural Soda Holdings, Inc. (“Natural Soda Holdings” or ”NSHI”) and Natural Soda Holdings’ wholly-owned subsidiary, Natural Soda, Inc. (“Natural Soda” or ‘NSI”) own substantial natural sodium bicarbonate resources and water rights located in the State of Colorado, United States.

Previously, we owned 18% of Natural Soda Holdings, however, on June 30, 2010, we completed an exchange reorganization with Sentient, our major shareholder, whereby we acquired all the outstanding shares of Natural Soda Holdings in exchange for the issue of 286,119,886 shares of our common stock.  Sentient now owns 94.8% of our shares.

Natural Soda owns various water rights in the Piceance Creek Basin in northwest Colorado, a part of the Colorado River drainage system.  These various rights allow Natural Soda to draw up to a maximum of 108,812 acre feet (35.46 billion gallons) annually and to store up to 7,980 acre feet of water.  Some of the water rights owned by Natural Soda are conditional rights and are subject to a requirement to demonstrate reasonable diligence.  Every six years, Natural Soda must file an application to support its claim.  In April 2010, the District Court in and for Water Division No 5 State of Colorado determined that Natural Soda had met the standard of Reasonable Diligence with respect to a portion of its conditional water rights and no further findings are required for a period of six years with respect those water rights.  Natural Soda has filed additional applications for Findings of Reasonable Diligence with respect to other water rights and the applications are pending in the District Court in and for Water Division No. 6 State of Colorado.

Natural Soda Holdings and Natural Soda also own the largest Bureau of Land Management (“BLM”) leases in the Piceance Creek Basin which contains the largest known deposits of nahcolite, naturally occurring sodium bicarbonate, in the world.  Natural Soda Holdings’ and Natural Soda’s leases are located near the depositional center of the Piceance Creek Basin where the nahcolite beds are thickest and most concentrated.  Consequently, we believe these deposits are unique and capable of producing sodium bicarbonate and related sodium products for many generations.

Natural Soda Holdings first acquired its interest in a lease known as the Rock School lease in 1989.  Natural Soda acquired its operating assets and sodium leases in 2003, an acquisition financed by loans from a trust and a fund (the “Sentient Entities”) managed by Sentient Asset Management, an international private equity group specializing in the development of natural resources (the “WRNM Acquisition”).

Natural Soda’s business is to produce and sell natural sodium bicarbonate, commonly known as baking soda, for use in a wide variety of products and activities. Natural Soda’s immediate objectives are, firstly, to be a low cost producer of sodium bicarbonate and to leverage that low cost advantage to achieve superior profit margins; and secondly, to profitably utilize its water assets.

Deposits of oil shale lie below, above and are interspersed within the nahcolite contained within the sodium leases.  We do not have any rights to recover oil shale but Natural Soda Holdings has applied to the BLM for a Research, Development and Demonstration oil shale lease to explore possible recovery methods on 160 acres with a priority to develop a further 480 acres if the technology being developed proves to be successful and if acceptable lease terms are negotiated with the BLM.  Shell Frontier Oil & Gas Co. (“Shell”) has three research, development and demonstration leases adjacent to Natural Soda’s sodium leases.  A Shell fact sheet, “Shell Exploration & Production Technology - to secure our energy future – Mahogany Research Project” reports an estimated potential recovery rate of up to one million barrels of oil per surface acre.  If we obtain the right to exploit all or part of this oil shale, we plan to independently determine possible recovery rates and attempt to develop an economically feasible plan to recover oil from the oil shale resource contained within the area where Natural Soda Holdings’ and Natural Soda’s sodium leases are located.

Figure 1: Natural Soda’s Plant Operations, Rifle, Colorado

OVERVIEW & HISTORY OF CORPORATE STRUCTURE

Prior to May 2007, we owned 100% of the outstanding common stock of Natural Soda Holdings, which in turn owned 100% of the outstanding common stock of Natural Soda, as shown below.  Natural Soda is an operating company that produces and sells sodium bicarbonate (baking soda).  Natural Soda has several active mineral leases, owns water rights and a sodium bicarbonate production facility in the Piceance Creek Basin area of Colorado.

In 2003, the Sentient Entities provided Natural Soda Holdings with short-term debt financing which was refinanced on a long term basis in 2004.  In May 2007, the Sentient Entities converted a portion of the debt owed by Natural Soda Holdings and Natural Soda into a 53.5% equity interest in Natural Soda.  In August 2007, the Sentient Entities purchased approximately 46% of the equity in AmerAlia from a major shareholder of AmerAlia, and also acquired additional debt obligations of AmerAlia from the same major shareholder.  These events are reflected in the ownership structure shown below.

As part of a restructuring transaction in October 2008:

•	the Sentient Entities transferred their various interests to Sentient;
•	Natural Soda became a wholly-owned subsidiary of Natural Soda Holdings;
•	Sentient converted its loans to Natural Soda Holdings into Natural Soda Holdings equity and AmerAlia’s ownership in Natural Soda Holdings was reduced from 100% to 18%; and
•	Sentient converted its loans to AmerAlia into additional common stock of AmerAlia.

This reorganization resulted in the ownership structure shown below.

In connection with this restructuring, AmerAlia also received approximately $10 million in cash, settled approximately $12 million of debt, terminated indemnification rights relating to the extinguishment of an AmerAlia $9.9 million bank loan and extinguished other obligations in exchange for the issue of 48,961,439 shares of its common stock.

Finally, as discussed above, on June 30, 2010, we issued 286,119,886 shares of our common stock to Sentient in exchange for the 82% of Natural Soda Holdings it held with the following resulting structure shown below.

In anticipation of this reorganization, the board of directors at a meeting on June 21, 2010, following the Annual Meeting of Shareholders, elected Alan De’ath, Paul-Henri Couture and Michel Marier as directors of the Company.  In addition, it introduced some changes to the Company’s management structure.  Whilst remaining Chief Executive Officer, Bill Gunn ceased to be the President of the Company and while Robert van Mourik remains as Chief Financial Officer, Treasurer and Secretary, he ceased to be Executive Vice President.  Bradley F Bunnett, who is already President of Natural Soda Holdings and Natural Soda, was appointed to the positions of President and Chief Operating Officer of the Company.

Finally, on September 13, 2010 at a Special Meeting of the Shareholders, the shareholders approved the amendment of the articles of incorporation to change the name of the Company to Natural Resources USA Corporation.

ACTIVITIES OF NATURAL SODA HOLDINGS & NATURAL SODA

1.	Sodium Leases

Sodium Leases and Operations

Nahcolite, a naturally occurring mineral form of sodium bicarbonate, is only known to exist in large quantities in the Piceance Creek Basin in northwest Colorado.  Access to these deposits is governed by the BLM, a part of the Department of Interior, which has granted some leases to allow recovery of the sodium bicarbonate.  Natural Soda owns four sodium leases, collectively known as the Wolf Ridge Mining Unit, and Natural Soda Holdings owns the adjoining Rock School lease.

The geology of the Piceance Creek Basin has been described and discussed in two reports.  In March 1983, Rex D. Cole, Ph.D. Consulting Geologist, Grand Junction, Colorado, issued a report “Geologic Framework of Federal Sodium Lease C-0118326, Piceance Creek Basin, Colorado”.  On Page 3 of “Summary and Conclusions” the report states “Total nahcolite resources for the lease area are between 6 and 8 billion tons.”  The lease to which Cole refers (C-0118326) is the Wolf Ridge lease, one of the four leases comprising the Wolf Ridge Mining Unit being mined by Natural Soda; therefore, Natural Soda’s holdings extend beyond the particular lease to which Cole refers.

A second report by Cole, Daub & Weston entitled “Review of Geology, Mineral Resources, and Ground-Water Hydrology of the Green River Formation, North-Central Piceance Creek Basin, Colorado” was published by the Grand Junction Geological Society, Grand Junction, Colorado, in 1995.  The authors state “…subsequent drilling established that the world’s largest deposits of naturally occurring sodium bicarbonate (nahcolite) are present in the Piceance Creek Basin” and “…the estimated in-situ resources of nahcolite and dawsonite are placed at 29 and 19 billion tons, respectively”.  A more recent USGS Nahcolite and Dawsonite Piceance Creek Basin resource estimate in 2009 placed the nahcolite at 43.3 billion short tons.  However, Natural Soda Holdings’ and Natural Soda’s leases only cover a portion of this area.

We are engaged in a program to further define the nahcolite resources adjacent to our current production cavities and processing plant.  To this end we have in the period June to August, 2010 drilled three exploration wells to determine the nature and extent of the nahcolite contained within the Boies Bed, the particular bed from which we are currently producing.  We intend to drill further exploration wells in the future to further determine the Boies Bed and other nahcolite beds that lie below the Boies Bed.  This exploration program will require the issuance of further permits from the BLM which may impose conditions that cannot currently be predicted or determined.  Based on recent drilling, we believe that we will have sufficient nahcolite available to us for the foreseeable future.

Figure 2: NSHI’s and NSI’s Sodium Leases are located about 54 miles northwest of Rifle, Colorado

We first acquired an interest in the Rock School lease in Rio Blanco County, Colorado in 1989 and subsequently acquired it in 1992.  We have never produced sodium bicarbonate from the Rock School lease which is now owned by Natural Soda Holdings and remains an untapped asset.

Natural Soda Holdings’ and Natural Soda’s leases are located near the depositional center of the Piceance Creek Basin where the nahcolite beds are thickest with the highest concentration of nahcolite. The Wolf Ridge Mining Unit leases issued to Natural Soda cover a total of 8,223 acres.  When combined with the Rock School lease issued to Natural Soda Holdings, the leases cover a total of 9,543 acres.

Each of the four Wolf Ridge leases and the Rock School lease was renewed effective July 1, 2001 for a ten year term with a preferential right to subsequent renewals provided that sodium is being produced in paying quantities.  Under the unit agreement, production in paying quantities from one lease is sufficient to extend all four Wolf Ridge leases.  The leases bear a production royalty payable to the federal government of 2.0% of the gross value of the production exiting the processing plant.  Each of these leases contains covenants to protect the in situ oil shale, water, and historical resources. We believe BLM general practice is that the conduct of Natural Soda Holdings and Natural Soda’s activities will be sufficient to enable lease renewals with the BLM.  However, there can be no assurance that the conduct of such activities or additional development will be sufficient for the BLM to grant further lease renewals

Production Cavities and Solution Mining

The Wolf Ridge leases contain the unique Boies Bed, which we believe is the richest and most economically recoverable bed of nahcolite in the Piceance Creek Basin.  The Boies Bed contains an interval at an approximate depth of 1,900 feet that, while variable, averages approximately 26 feet thick with nahcolite constituting over 80% of the material in that interval.  Solution mining requires pumping hot water into the nahcolite-bearing rock zone, the nahcolite dissolves and is pumped to the surface in near saturated solution known as pregnant liquor and brought into the plant for the sodium bicarbonate to be crystallized, dried, graded and bagged in 50 pound or 2,000 pound bags or stored for bulk sales.  The remaining underground cavity comprises a honeycomb like rock rubble.  The spent liquor is reheated and recycled underground to continue the solution mining process. The dried sodium bicarbonate is then screened and stored

Figure 3: Samples of nahcolite

Natural Soda’s operations to recover sodium products from these leases are governed by a BLM approved mine plan defining our cavity program to support our solution mining process.  Natural Soda has invested $13,602,711 developing the well field and its cavities up to June 30, 2010.  In the past, as the need for an additional cavity has arisen, Natural Soda has submitted applications for a new production well set in accordance with the approved mine plan, the drilling is then approved, and drilling commences.  Once completed and after a period of consultation, the BLM authorizes the recovery of an amount of additional sodium bicarbonate.  Consequently, Natural Soda has been able to maintain its operations.  In early September 2009, Natural Soda completed a new cavity, 10H, and in late 2009 also completed another drilling program to establish another new well, 11H.  Our investment in these two wells required approximately $1.19 million for exploration costs and $4.39 million in drilling costs.  Together, these wells added 814,220 tons of recoverable product to our authorized recovery.   The following table illustrates this process for the last five years:

Authorized Recovery (tons)
Year ending	Additions	Production	Balance
June 30, 2005			467,271
June 30, 2006	-	(90,369)	376,902
June 30, 2007	-	(98,145)	278,757
June 30, 2008	150,000	(100,189)	328,568
June 30, 2009		(99,293)	229,275
June 30, 2010	814,220	(108,159)	935,336

Along with these additional wells, Natural Soda has installed an additional pipeline and associated pumping facilities to carry the recovered liquor to the plant at a cost of approximately $1.45 million.  This pipeline will support 10H, 11H and up to an additional eight future cavities.

These activities are part of an exploration and production cavity installation program which is expected to cost approximately $9 million over time. While Natural Soda is generating sufficient free cash flow to provide for most of this expenditure, Natural Soda needed additional financing to fund the initial investment.  Consequently, we raised $4,510,000 from Sentient and utilized $990,000 from our reserves to provide Natural Soda Holdings with $5,500,000 to help fund these expansion plans.

Figure 4: A general illustration of the solution mining process

Products & Other Potential Uses

Sodium bicarbonate is used as a component in animal feed, human food, pharmaceutical and industrial applications, especially as an environmentally benign cleaning agent.  Sodium bicarbonate can also be used as an agent for flue gas desulfurization, a market that may expand in the future.

Currently, the oil shale in the Piceance Creek Basin is the subject of considerable interest as a result of the increasing recognition of the need for the United States to become more self sufficient in energy and reduce its reliance on foreign energy sources.  If that interest led to investment in developing the oil shale resource, Natural Soda’s proximity to the oil shale industry may allow it to benefit from any increased demand for its water or for additional sodium bicarbonate products such as those used in cleaning the environment.

2.	Natural Soda’s Sodium Bicarbonate Business

Natural Soda’s business is to produce and sell natural sodium bicarbonate, commonly known as baking soda, for use in a wide variety of products and activities.  Natural Soda is a wholly-owned subsidiary of Natural Soda Holdings.

The Sodium Bicarbonate Market

According to the 2006 Chemical Economics Handbook – SRI Consulting, the United States production of sodium bicarbonate in 2005 was 580,000 metric tons.  Further, the Handbook reports “Apparent U.S. consumption of sodium bicarbonate increased from 331 thousand metric tons in 1989 to an estimated 534 metric tons in 2005, representing an average annual growth rate of 3.0%.  Actual consumption growth is expected to average 2.1% per year through 2010, reaching a level of 576,000 metric tons.

In addition, the Handbook reports U.S. consumption of sodium bicarbonate by end user (thousands of metric tons) in 2005.  For convenience, the equivalent U.S. Short Tons is also shown:

End User	Metric Tons (‘000)	Equivalent U.S. Short Tons (‘000)
Food	192	212
Animal Feed	131	144
Pharmaceuticals and Personal Care	56	62
Chemicals	55	61
Cleaning Products	50	55
Water Treatment	38	42
Blast Media	21	23
Fire Extinguishers	9	10
Other	24	26
Total	576	635

The market use is dominated by the food industry (baking soda) and animal nutrition (rumen buffer), accounting for a majority of the total market.  The remaining market is split between a variety of uses from pharmaceuticals, personal care (toothpaste), deodorizers, industrial uses, cleaning products, chemical, blasting media, etc.  Presently, Natural Soda’s share of the animal feed and food segments is in line with its share of industry production capacity, however, it is underrepresented in the specialty segments.

The Plant

The 26,500 square foot processing plant located on one of the Wolf Ridge leases consists of a single building with crystallizers, boilers, centrifuge, dryers and other equipment capable of producing various grades of sodium bicarbonate.  The plant has a name plate capacity of 125,000 tons per year.  In FY2009 it produced 97,729 tons for sale and in FY2010 it produced 108,159 tons for sale as a result of drilling programs completed during the year to obtain higher levels of production by drilling more cavities and further improving the efficiency and output of the surface plant and facilities.  As a consequence of the improving levels of production that now match name plate capacity; we are uncertain as to its actual capacity.

Natural Soda would like to reengineer and expand the production capacity of the plant by a significant amount.  It is currently developing designs for expansion and obtaining estimates of costs to aid in this evaluation.

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

There is no rail transportation to the plant.  Product that is to be shipped by rail is transported by truck to a rail loading facility in Rifle, Colorado that is operated by a third party.  Water for operations is available from water wells on Natural Soda’s property (see Water Rights below).  Electric power and gas are provided by local suppliers.

Figure 5: A Finished Product Sample

Marketing Arrangements

Natural Soda sells animal feed grade product through five independent distributors.  The largest of these is Bunnett & Company of Lago Vista, Texas which represents the largest part of our animal feed sales.  The principal of Bunnett & Company is Bill Bunnett, father of Brad Bunnett who is a director of both NSHI and Natural Soda and President of the Company and also Natural Soda.  The majority of Natural Soda’s industrial and United States pharmaceutical (“USP”) grade products is distributed by an agent, Vitusa Products, Inc. of Berkeley Heights, New Jersey.  Sales distributed through Bunnett & Company accounted for 23% of Natural Soda’s sales revenues in the fiscal year ended June 30, 2010 and sales distributed through Vitusa Products accounted for 25% of our sales revenues during the same period.  A third distributor, Agri Dealers, Inc. of Louisville, Kentucky, an animal feed distributor, accounted for 10% of Natural Soda’s sales revenues during the same period.  There are no other significant marketing relationships that constitute more than 10% of our sales.

Historically, the plant has shipped up to approximately 55% of its production as bulk product and the remainder as bagged product.  Natural Soda packages product in various crystal sizes in 50 lb. bags, 2000 lb. “supersacks”, or in bulk and transports the product to its customers by truck or rail.  Natural Soda sells most of its products throughout the United States, Canada and Mexico.

Natural Soda’s products have many uses and applications.  They include sales to the animal feed, industrial, food and pharmaceutical grade markets.  Sodium bicarbonate is used in baking products, personal care products including toothpaste and antacid remedies; household products including deodorizers, cleaning products, detergents, carpet cleaners, bath salts and cat litter.  Sodium bicarbonate is also used in industrial situations such as leather tanning, fire extinguishers, blast media and waste water treatment.

Competitive Advantage

There are five other competitors in the sodium bicarbonate market according to the 2006 Chemical Economics Handbook – SRI Consulting.  Natural Soda’s principal competitors are Church & Dwight, manufacturers of the Arm & Hammer brand; FMC Corporation and Solvay.  Church & Dwight is by far the largest manufacturer in the United States and Natural Soda’s competitors have far greater financial resources than Natural Soda.  Natural Soda is the only producer of sodium bicarbonate from nahcolite, the naturally occurring form of sodium bicarbonate.  All other production of sodium bicarbonate utilizes trona, a mixed form of sodium bicarbonate and sodium carbonate, from Green River, Wyoming.  An alternative method is to produce sodium carbonate synthetically from sodium chloride in an industrial plant.  We believe that both these production methods are more expensive than the solution mining and simple re-crystallisation of sodium bicarbonate from naturally occurring nahcolite Natural Soda employs.  We believe that Natural Soda is the lowest cash cost producer.  Natural Soda competes on the basis of service and price.

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

We believe that Natural Soda Holdings and Natural Soda have the largest available resource of nahcolite in the Piceance Creek Basin that is currently able to be mined.

Sales and Revenue Performance

Fiscal year 2004 was the first complete fiscal year of Natural Soda’s ownership of its processing plant.  Natural Soda’s annual sales in tonnages and gross revenues are shown in the following tables:

Fiscal Year	Sales (tons)	% Change on prior FY
2004	84,103
2005	85,038	+ 1.1
2006	88,910	+ 4.6
2007	101,970	+14.7
2008	101,614	- 0.4
2009	97,729	-3.8
2010	107,179	+9.7

Fiscal Year	Gross Revenues ($)	% Change on prior FY
2004	12,609,041
2005	14,141,500	+ 12.2
2006	15,293,688	+ 8.1
2007	16,951,997	+ 10.8
2008	17,947,800	+ 5.9
2009	19,835,160	+ 10.5
2010	21,981,038	+10.8

During 2010, the rate of sales increased during the later months of the year as a result of the increased production and supply capability.  Natural Soda’s sales history is illustrated on a quarterly basis in the following graph.

Environmental Issues

The sodium bicarbonate production is licensed under the EPA and BLM as a zero water emission business.   Natural Soda must not allow any water stream from the production process to enter the environment, except for water lost in the production cavities. All breaches must be reported.

Waste water streams are collected in two ponds where the water is evaporated and the residual salts collected for disposal by an approved method.

During our fiscal year ended June 30, 2010, Natural Soda did not allow any water stream to enter the environment and consequently no breaches were reported.

3.	Natural Soda’s Water Rights

General

Natural Soda owns numerous water rights in Northwestern Colorado in the Piceance Basin from the Piceance and Yellow Creeks and the Yellow River.  Piceance and Yellow Creeks flow into the White River, which flows into the Green and Colorado Rivers.  In addition, Natural Soda owns several well water rights and a judicially approved plan that incorporates well water rights, direct flow water rights and storage water rights into an integrated water supply system.  One storage water right is diverted from the White River and is called Wolf Ridge Reservoir, and another storage water right is called Larson Reservoir, which is located at the headwaters of Piceance Creek.

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

By treaty, Mexico must receive 1.5 million acre feet of water annually.  California has a right to a minimum of 4.4 million acre feet while the upper Basin where Natural Soda is located has an accumulated withdrawal allotment of around 3.6 million acre feet.   The Central Arizona Project, a 335 mile canal and the largest water transfer system ever built, has the capacity to withdraw more than 2 million acre feet. State by State allotments are shown in the following table:

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

Natural Soda’s water rights were incorporated into a Decree entered by the District Court in and for Water Division No. 5 in Case No. 88CW420 on August 13, 1991 (the “Decree”).  The Decree is crucial for continued operations of the sodium mining business. Natural Soda’s water rights were combined in the Decree to ensure the reliability of the water supply for mining operations.  In addition, since all the water rights are under common ownership, the ability to maximize the use and value of the water rights is enhanced if the water rights could be used for any purpose associated with the mining operations or other purposes.  Another factor leading to the inclusion of all the water rights in the Decree was that some of the water rights and facilities for the water rights had not been developed, and the conditional portion of the water rights could be maintained by legally integrating and attributing work on some of the water rights to other conditional water rights.

However, even though all of the water rights were integrated into the Decree, various water rights may be separated from the water supply required for mining operations.  As discussed below, Natural Soda’s substitution and exchange rights and augmentation plan provide additional flexibility in how we can manage access to Natural Soda’s water rights.

Figure 6: Colorado River System

The Decree also includes a Water Court approved “plan for augmentation”.  This is a plan that can considerably aid operational flexibility.  Natural Soda’s augmentation plan includes rights under Colorado law of “substitution and exchange”.  Substitution and exchange enables delivering water at one point on a stream and taking water out at another point on the stream.  Water rights may be acquired to enable substitution and exchange.  While this concept may not seem significant, “substitution and exchange” can save millions of dollars in dam and pipeline construction costs and pumping costs to a prospective purchaser who might otherwise have to bring water from a much greater distance than does Natural Soda.

For example, under the Decree, Natural Soda may deliver fully consumable agricultural water rights to Piceance Creek at its headwaters, and “substitute and exchange” this water depleted from Piceance Creek by the operation of its wells at the plant site.  Natural Soda thereby avoids the necessity to pipe water from the headwaters of Piceance Creek to its operations.  Further, because Piceance Creek is such a dry stream, the substitution and exchange ability is limited and at a premium.  While someone else may acquire the right to operate a substitution and exchange on the two streams, that use would be subordinate to Natural Soda’s own substitution and exchange rights.

Under current operations, the water supply for the mining operations is provided by a single well owned by Natural Soda.  The pumping of water from the well causes depletions to Piceance Creek and Yellow Creek.  Colorado law requires that depletions to Piceance Creek and Yellow Creek must be replaced with other water from the same drainage system.  The Decree provides that senior water rights on Piceance Creek are used to replace the depletions to Piceance Creek and part of the depletions to Yellow Creek.  Hence in order to protect mining operations, it is necessary to maintain ownership of well water rights to supply mining operations and senior water rights to replace the depletions caused to Piceance Creek and Yellow Creek.  Natural Soda has several different sources of water to replace the depletions to the streams.  Currently, Natural Soda’s water requirements for its sodium operations are approximately 130 acre feet of water per year, which is currently withdrawn through the single well.  The withdrawal of the approximately 130 acre feet of water per year results in a depletion to the Piceance Creek and Yellow Creek stream systems of less than two and one-half acre feet of water per year, which is replaced by Natural Soda’s senior surface water rights and storage water rights.

Some of the water rights owned by Natural Soda are conditional rights and are subject to a requirement to demonstrate reasonable diligence.  Every six years Natural Soda must file an application to support its claim.  .  In March 2010, the District Court in and for Water Division No. 5 State of Colorado, a decree was entered finding that Natural Soda had exercised reasonable diligence in the development of the exchange water rights that were decree in Case No. 88CW420, and in April 2010, the same court entered decrees finding that Natural Soda had exercised reasonable diligence in the development of the Wolf Ridge Pumping Pipeline water right, the Wolf Ridge Reservoir water right, and five well water rights.  As of June 30, 2010, Natural Soda has eight cases pending in the District Court in and for Water Division No. 6 State of Colorado for determination of reasonable diligence in the development of well water rights.  In addition, Natural Soda has an application pending in the District Court in and for Water Division No. 5 State of Colorado for determination of an additional storage water right.

There are other factors independent of the Decree that enhance the value of Natural Soda’s water rights.  First, no other large capacity plan for augmentation has been approved by the Water Court within the Piceance Creek Basin thereby providing Natural Soda a significant competitive advantage in the water supply available to its activities.  There is also a value associated with having the augmentation plan approved and Natural Soda’s Decree completed.  Litigation is always an uncertain venture, and any new augmentation plan application that is filed will be scrutinized by all the other water rights owners in the Piceance Creek and Yellow Creek drainages, including the major oil companies that have a presence in these Basins.  Potential users of Natural Soda’s water rights may find that constructing a pipeline for delivery of water may be more reliable and cheaper than obtaining a judicially approved plan for augmentation.

Based on the judicial decrees that have been entered with respect to Natural Soda’s water rights, the total potential volume of the water rights exceeds more than 100,000 acre feet per year.  We believe that these water rights can generate a future revenue stream and have increasing value, especially as any prospective development of the oil shale resources of the Piceance Creek Basin may require very large volumes of water.  It is our objective to develop and further utilize the water rights Natural Soda owns.

Agreement with Shell Frontier Oil & Gas, Inc.

Natural Soda entered into a contract on January 29, 2007 with Shell, effective January 1, 2007, to sell up to 120 acre feet of water per year at a price equal to $8,146 per acre foot.  Shell has been awarded three 160 acre oil shale research, design and development leases by the Bureau of Land Management contiguous with Natural Soda’s sodium leases.  If Shell purchases any water, it will remove the water using water transport trucks or by constructing a pipeline at its own expense.

Natural Soda will provide water to Shell from one of its existing water wells.  The water will be recovered from the geologic formation commonly known as the “A Groove” and the quality of the water shall be “as is” upon withdrawal from the geologic formation without any treatment by Natural Soda.  The initial term of the agreement is five years and renewable thereafter with the purchase price adjusted according to a formula based on movement in the consumer price index.  A condition of the agreement is that Natural Soda may sell water to other users provided that such delivery is subordinate to the delivery of water to Shell.  Shell did not purchase any water during the year ended June 30, 2010.

The agreement will be extended automatically for successive periods of five years although Shell may elect to terminate the agreement by providing written notice prior to the end of the initial term or each subsequent renewal date. Similarly, Natural Soda can terminate the agreement by providing written notice on the same basis.  In addition, the agreement terminates if Natural Soda ceases to have an interest in the sodium leases.  See Item 3 “Legal Proceedings” for additional information.

Appraisals

While water rights are assets routinely bought and sold in the State of Colorado, the current value of Natural Soda's water rights is unknown.

A significant portion of the value of the Natural Soda water rights is associated with the supply of water to the sodium bicarbonate mining operations.  As discussed above, the Natural Soda water rights may also be developed and used for other purposes.  Such additional development and use will require permits and judicial proceedings regarding the water rights.  Litigation is an uncertain venture and other entities may assert that the use of the Natural Soda water rights should be limited or restricted.

Identification of Water Rights

Our water rights can be categorized and summarized as follows:

Water Flow Rights	Location	Flow Rate (CFS)	Flow Rate (acre ft/yr)	Percent of Annual Flow
Direct pumping	13 wells on site	45.0	32,579	30%
Direct Flow rights	Piceance Creek	5.3	3,837	3%
River pumping	White River	100.0	72,397	67%
Total flow		150.3	108,813	100%

Water Storage Right	Location	Volume (acre feet)	Percent of Storage
Wolf Ridge Reservoir	White River	7,380	92%
Larson Reservoir	Piceance Creek headwaters	600	8%
Total flow		7,980	100%

The projections of the flow rates for the water rights are predicated on the decrees that have been entered with respect to the water rights.  Further judicial proceedings may modify the flow rates.

Direct Pumping Rights   - Well Water

Natural Soda owns thirteen well water rights located adjacent to the sodium bicarbonate process plant as described in the Decree.  These rights have priority dates from the 1970s so they are very “junior” water rights.  Under Colorado law, the Well Water Rights cannot divert water without having a plan of augmentation approved by the Water Court.  Natural Soda’s Decree includes a plan for augmentation authorizing, among other things, wells that have a hydraulic connection to the surface stream to pump water, provided that depletions to the surface stream caused by well pumping are augmented (i.e. replaced) with other water supplies.  As discussed above, the Well Water Rights are included within the Decree.

Senior Direct Flow Water Rights in the Piceance Creek Basin

Natural Soda owns the following senior direct flow water rights:

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

Wolf Ridge Reservoir and Feed Pipeline Water Rights to the White River

The Wolf Ridge Reservoir and Wolf Ridge Feeder Pipeline water rights (“Wolf Ridge Water Rights”) were decreed in the 1970s.  However, unlike the Well Water Rights that divert water from the aquifer tributary to Piceance Creek, the Wolf Ridge Water Rights are decreed for diversion of water primarily from the White River approximately 12 miles from the current sodium bicarbonate production operations.  Piceance Creek has lower flows in the summer, but the White River is a much larger stream.  Hence a 1970s water right diverting out of the White River is anticipated to have water available for diversion on a yearly basis.  As discussed above, the Wolf Ridge Water Rights originally contemplated   construction of a reservoir originally intended to be adjacent to the current sodium bicarbonate processing facility to contain a maximum of 7,379.70 acre feet.  This reservoir could be fed by the Wolf Ridge feeder Pipeline at the rate of 100 CFS.  (44,800 gallons per minute) and Natural Soda asserts that the total amount of water that could be delivered would be approximately 72,396 acre feet per year.

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

The Decree also approved an additional water right referred to as the Larson Reservoir Enlargement Water Right.  It has an appropriation date of April 5, 1988 and may store up to 600 acre feet of water, with the right to refill the Larson Reservoir with 600 acre feet of water per year.  This has not been constructed but could be constructed on land entirely owned by Natural Soda.  The Larson Reservoir Enlargement Water Right could only divert water during the early spring runoff period.  Natural Soda intends to evaluate the possibility of reconstructing and enlarging the reservoir to provide for a greater storage capacity.

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

The Cole report described on Page 5 of this Annual Report, states “Shale-Oil resources for the Saline zone under the lease are between 12 and 14 billion barrels.”  The Saline zone sits under one of Natural Soda’s sodium bicarbonate leases from the BLM.  We have not conducted any additional studies on oil shale on this specific lease nor the Rock School lease or the other Wolf Ridge leases.

In 2006, the BLM issued five oil shale research leases adjacent to Natural Soda’s sodium bicarbonate operations in accordance with its regulations at that time.  Three of these leases were issued to Shell, as mentioned above.  We believe that the US Government will evaluate the results achieved by existing holders of these research leases before any commercial leases will be issued.

We currently do not have the right to evaluate or extract oil shale and the Department of Interior does not have any current rules for applying for a lease to evaluate or extract oil shale, even on a research basis.  In December, 2009, Natural Soda Holdings filed a Nomination for an Oil Shale Research, Development and Demonstration (R, D, and D) Lease, under the provisions of the “Notice of Potential for Oil Shale Development: Call for Nominations— Oil Shale Research, Development and Demonstration Program,” as detailed in the United States Government, Federal Register Vol. 74, No. 211, on Tuesday, November 3, 2009, Notices, Page 56867.  At this time, we do not know whether an R, D and D Lease will be issued to Natural Soda Holdings or, if an R, D and D Lease is issued, whether production of oil shale will be economically viable.

EMPLOYEES

The Company’s day to-day business activities are managed by Bill H. Gunn, Chairman and CEO; Bradley F. Bunnett, President and COO; and Robert van Mourik, Chief Financial Officer, Secretary and Treasurer.

Natural Soda has 39 employees in production, sales & marketing, financial, environmental compliance and human resources roles.

ITEM 1A:	RISK FACTORS

We have large accumulated losses, we may not maintain profitability and we require additional capital to expand our operations.

We have incurred substantial losses and used substantial cash to support our activities through the development stage, complete our acquisition of the assets, refurbish Natural Soda’s plant, expand Natural Soda’s cavities and our restructuring while sustaining our activities to date.  Our accumulated losses were approximately $112 million at June 30, 2010.  While our business was profitable in fiscal year 2010 we must continue to operate profitably or else ultimately we cannot remain in business.

We rely on key employees in Natural Resources and its subsidiaries to manage its operations and may have difficulty replacing them if they were to leave our employ.

We conduct our operations with a relatively small management team so the loss of an employee through an extended illness or resignation could adversely impact our capacity to successfully fulfill our obligations and thereby impact our sales, margins and operating profitability.

Natural Soda’s pricing of its products is determined in a competitive environment in which it is not generally able to lead prices.

Our industry is dominated by Church & Dwight, a long time manufacturer of the Arm & Hammer brand of baking soda and related products.  Natural Soda’s major competitors also include FMC and Solvay, major corporations with considerable resources, marketing expertise and broader access to customers than we do.  Consequently, if there is a price war with the major companies that dominate the industry Natural Soda’s margins and profitability may be threatened.  In addition, Natural Soda’s business has high fixed costs.  From time to time, Natural Soda may need to reduce prices for some of its products to respond to competitive and customer pressures and to maintain market share. Consequently, Natural Soda’s operating results may suffer.

The loss of any of Natural Soda’s principal customers could significantly lower its sales and profitability.

Natural Soda primarily sells its animal feed grade product through customers who act as distributors.  The largest of these in tonnages and revenues is Bunnett & Company who account for the majority of Natural Soda’s animal feed sales.  In addition, Natural Soda sells most of its higher grade products through Vitusa Products, Inc. of Berkeley Heights, New Jersey.  Another customer, Agri Dealers, Inc., represented nearly 10% of Natural Soda’s sales and together these three constituted approximately 56% of Natural Soda’s sales through June 30, 2010 and about 63% of Natural Soda’s accounts receivable at June 30, 2010.  Consequently, there is also a concentration of credit risk associated with the continuing successful performance of these customers.  The loss of all or part of their business could be injurious to Natural Soda’s sales, margins and profitability.

Natural Soda may not be able to continue to recover sodium bicarbonate economically or at all from the cavities if there are failures in the underground operations.

Natural Soda recovers its sodium bicarbonate from cavities that are about 1,900 feet underground and does so by pumping hot water through a pipe into the cavity and then recovering the pregnant liquor through a recovery pipe that is about 8 inches in diameter.  If portions of an underground cavity collapse or if there are blockages in the wells, Natural Soda’s ability to recover pregnant liquor can be severely affected.  It is possible a well may become unusable so that Natural Soda would have to drill new a new cavity and associated injection and recovery wells at considerable expense and delays to its production.  As continuity of production requires having operational cavities and as it can take some months to drill new cavities and bring them into production, failure of existing cavities can severely jeopardize Natural Soda’s production capability.

Natural Soda’s resource of naturally occurring sodium bicarbonate has a zone that contains some sodium chloride.  The presence of too much sodium chloride in the pregnant liquor adversely impacts plant productivity and potentially may cause a reduction in the amount of sodium bicarbonate that might be recovered from a cavity.

This is a high fixed cost business and if there are underground production problems or if Natural Soda is unable to sell sufficient tonnages, the relatively high fixed operating costs applied to a low volume of sales may cause the operation to not be viable.

Increasing gas, power and fuel costs could erode Natural Soda’s profit margins and harm operating results.

Energy costs and transport costs represent a major component of Natural Soda’s cost structure.  Because of our remote location, we are dependent on limited means of transportation to bring our products to market.  It may be difficult to pass on increased costs to its customers so that Natural Soda’s profitability may be adversely impacted.  This could harm Natural Soda’s financial condition and operating results.

Natural Soda’s operations are subject to a significant amount of regulatory scrutiny and regulation from federal and state authorities.

Natural Soda’s mining and processing operations operate under permits from several state and federal authorities, including the Environmental Protection Agency, the Bureau of Land Management, and the Colorado Division of Minerals and Geology. Failure to comply with government conditions and permitting requirements may cause these permits to be revoked with material and adverse effects on Natural Soda, Natural Soda Holdings and Natural Resources.  If Natural Soda loses its permits, Natural Soda may have to cease operations while it seeks their renewal.  If Natural Soda cannot renew its permits, it will be out of business.  Natural Soda also requires BLM approval in accordance with Natural Soda’s approved mine plan to establish new cavities.  If this approval is denied, then Natural Soda will lose its ability to recover sodium bicarbonate from the lease.  In addition, regulatory authorities may suddenly impose additional compliance obligations which may cause closure of the plant if not met or may refuse to renew leases.

Natural Soda’s and Natural Soda Holdings’ sodium leases are due for renewal on June 30, 2011 and there is no assurance the BLM will renew any or all of the leases.

The sodium leases contain terms with which Natural Soda and Natural Soda Holdings must comply and the renewal of those leases is subject to the discretion of the Department of Interior, Bureau of Land Management.  There is a risk the BLM will not renew the Rock School Lease.  The loss of any of these leases could be injurious to Natural Soda’s or Natural Soda Holdings’ business and diminish shareholder value.

The oil shale industry has attempted to exploit oil shale commercially in the past and has been unable to do so in an economically feasible manner.  Even if Natural Soda Holdings and/or Natural Soda obtain a research/commercial oil shale lease, the technology may not exist during the term of the lease to exploit oil shale in an economically feasible manner.  If Natural Soda Holdings and Natural Soda are unable to exploit their potential oil shale leases the value of their assets would be materially and adversely affected.

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

If Natural Soda Holdings or Natural Soda are unable to cost effectively exploit oil from oil shale, the value of any potential business opportunity or oil shale leases they may be able to obtain would be materially and adversely affected.

The current technology for production of oil from oil shale may require a significant amount of water.

The value of Natural Soda’s water rights is partly dependent on the development of commercial production of oil from oil shale on or near its properties.  If such commercial oil shale market does not develop, the possible value of its water right assets may be materially and adversely affected.  In addition, litigation regarding the water rights owned by Natural Soda may affect the ability of Natural Soda to fully develop all or a portion of the Natural Soda water rights.

Pursuant to our restructuring agreement with Sentient, Sentient has the option until October 31, 2011 to purchase and additional 5,500,000 shares of the Company’s common stock at $.36 per share to pay for AmerAlia indebtedness that was outstanding as of October 31, 2008.  If Sentient exercises this option, the Company’s shareholders will have their ownership interest diluted.

In our restructuring transaction completed in October 2008, we were not able to repay all indebtedness of AmerAlia and Natural Soda Holdings owed to third parties.  There are also potentially claims that we are unaware of currently.  If any third party brings a claim prior to October 31, 2011 for amounts owed by the Company or Natural Soda Holdings prior to October 31, 2008, Sentient may exercise its option to purchase up to 5,500,000 shares at a purchase price of $.36 to provide the Company with the funds to pay such claim.  If Sentient exercises this option, the percentage ownership of the Company held by its existing shareholders will be reduced.

Sentient owns more than 90% of our shares and can take complete control of the company.

Sentient currently owns nearly 95% of the issued and outstanding Common Shares.  Accordingly, Sentient could unilaterally cause a “short form” merger, in which Utah law allows Sentient to force such a transaction without approval of non-Sentient shareholders.  In a “short form” merger, a 90%-plus corporate shareholder forces out the remaining issued and outstanding shares for cash by operation of law, resulting in non-Sentient shareholders losing the potential future value of their Common Shares, if any.  The cash-out value is set by the Directors but, pursuant to the Articles of Incorporation and Bylaws, Sentient would have the ability to control the composition of the Board through its stock ownership.  Therefore, Sentient could not only force out the non-Sentient shareholders, but it could also effectively and unilaterally set the per share cash price received by each shareholder in such a transaction.  If this occurs, the only recourse for shareholders will be to exercise dissenters’ rights pursuant to Utah law.

In addition, Sentient can approve any shareholder action or block any shareholder action that it does not approve.  Further, Sentient could replace our independent directors and nominate its representatives to the board of directors. This control could discourage others from initiating potential merger, takeover or other change of control transactions that may otherwise be beneficial to our business or holders of our common stock.  In addition, the control that Sentient may exert over us, either directly or indirectly, could give rise to conflicts of interest issues.

The magnitude of the Sentient shareholding limits the size of the public float and the depth of the market for the buying and selling of our shares.

The number of shares of our company that are not owned by Sentient or other insiders is a small proportion of the total number of shares outstanding.  Hence, our public float is small and our shares are thinly traded with prices volatile.  If a large shareholder sought to sell shares through the market it could easily depress the market value of the shares.

We are currently engaged in litigation defending our water rights and our efforts to utilize our water rights could provoke further litigation.

We have water rights which represent a significant asset to us.  Our water rights are based on a complex body of law.  We are currently engaged in litigation defending our water rights and our efforts to utilize our water rights could provoke further litigation.  If we are unsuccessful in defending our water rights, we could lose the rights to significant and valuable assets.  In addition, if we lose our water rights we might have to pay a third party for the water necessary to run our operations, which would increase our expenses and could make our operations unprofitable.

Engaging in litigation is potentially an expensive undertaking with uncertain outcomes.

If we cease to be a “smaller reporting company” in future financial years, we will be required to obtain an auditor’s attestation on the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.  Any adverse results from such attestation could result in a loss of investor confidence in our financial reports and have an adverse effect on the price of our Common Shares.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have furnished a report by management on our internal control over financial reporting.  Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective.

In future years, if we cease to be a “smaller reporting company” under the Securities and Exchange Act of 1934 we will be required to have our auditor provide an attestation report.  If during the evaluation and testing process by our auditor, the auditor may identify one or more material weaknesses in our internal control over financial reporting, and then the auditor will be unable to attest that such internal control is effective. If our auditor is unable to attest that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on our common share price.

We will need to raise additional capital through the sale of our securities, resulting in dilution to the existing shareholders, and if such funding is not available, our operations would be adversely effected.

We do not have sufficient financial resources to undertake by ourselves all of our planned development programs. We have limited financial resources and have financed our operations primarily through investment from our majority shareholder.  We will need to continue our reliance on the sale of our securities for future financing, resulting in potential dilution to existing shareholders.  If adequate financing is not available, we may not be able to commence or continue with our development programs.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have held discussions with the SEC regarding Investment Company Act compliance and now that we own 100% of Natural Soda Holdings and Natural Soda we believe we are not required to register under the Investment Company Act.

ITEM 2.	PROPERTIES

Natural Resources’ only interests in property are through Natural Soda Holdings and Natural Soda.

Natural Soda is a lessee of United States Sodium Mineral Leases C-0118326, C-37474, C-0118327 and C-0119986 covering 8,223 acres and NSHI is a lessee of United States Sodium Lease No. C-0119985 covering 1,320 acres, all in Rio Blanco County, Colorado, USA.  These are described more fully in Item 1. - "Business", above.

Natural Soda’s plant consists of a single building with boilers, centrifuge, and other equipment capable of producing various grades of sodium bicarbonate at approximately 100,000 tons per year.  There are also several other buildings associated with the plant which are used for bulk storage (one building of approximately 50 feet in diameter with a storage capacity of 3,000 tons) and three small sheds (lube storage shed, fire pump house shed, and hazardous materials shed).  The plant, the bulk storage facility and one of the sheds are of metal construction and the other two sheds are of wood construction, each on concrete pads.  In management’s opinion, the plant facilities are adequately insured.

Natural Soda has real property owned in fee simple that is used for the existing water storage reservoir of about 35.8 acres, about 25 miles east of the plant.  Natural Soda also leases a 21,517 square-foot warehouse in Rifle, Colorado, from an unaffiliated landlord.

ITEM 3.	LEGAL PROCEEDINGS

Natural Resources is not subject to any legal proceeding.

As discussed above, Natural Soda owns water rights located in the Piceance Creek, Yellow Creek and White River Basins within Colorado.  Natural Soda is involved in several cases pending in the District Court in and for Water Division No. 5 and District Court in and for Water Division No. 6, State of Colorado (collectively referred to as “Water Court”).  The proceedings in Water Court pertain to applications for water rights filed by Natural Soda and objections to water rights applications by third parties.  In addition, under Colorado law, the owner of conditional water rights must periodically file an application for determination of reasonable diligence in the development of the conditional water rights.  The proceedings pertaining to the conditional water right must be filed within six years following the determination by the Court regarding the prior proceeding, or the water right is considered abandoned.

As of June 30, 2010, Natural Soda is the applicant in the following cases pending in the Water Court:

•	Water Division No. 5: Case No. 1998CW315,
•	Water Division No. 6: Case Nos. 2010CW10, 2010CW11, 2010CW12, 2010CW13, 2010CW14, 2010CW32, 2010CW33 and 2010CW34.

As of June 30, 2010, Natural Soda has filed a statement of opposition in the following cases pending in Water Division No. 5; Case Numbers:

•	2003CW82–Exxon Mobile Corporation,
•	2003CW309–Encana Oil & Gas (USA), Inc.,
•	2003CW318–Encana Oil & Gas (USA), Inc.,
•	2004CW110–Shell Frontier Oil & Gas, Inc.,
•	2005CW285–Exxon Mobile Corporation,
•	2005CW294–Exxon Mobile Corporation,
•	2006CW263–Exxon Mobile Corporation,
•	2006CW265–Exxon Mobile Corporation,
•	2007CW242–Puckett Land Company,
•	2007CW253–XTO Energy Inc.,
•	2007CW254–Williams Production RMT Company,
•	2008CW182 - EnCana Oil and Gas (USA), Inc. and
•	2008CW199 – Exxon, 2008CW203 - Exxon.

Of the cases in which Natural Soda has filed a statement of opposition, the principal one is the objection to Shell Frontier Oil & Gas, Inc.’s application to move a water right from a tributary of the White River to a point on the White River lower down river than the off take point for Natural Soda’s White River direct pumping right. If Shell were to be successful in their application, it might adversely impact the value of our White River water rights. We intend to vigorously oppose this move.

ITEM 4.	[Removed and Reserved]

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Our common stock is publicly traded under the symbol “AALA”.  Since August 20, 2002, AmerAlia was listed on the OTC Bulletin Board until its shares were transferred to the over the counter market in late 2005.  On May 18, 2009, AmerAlia regained its listing on the Bulletin Board.  The highest, lowest and average closing prices for the Company's common stock as provided by an online service for the past two fiscal years up to June 30, 2010 are provided in the table below.  These prices reflect inter-dealer prices and do not include allowance for retail mark-up or mark-down, commissions or other transaction costs.

For the Quarter Ended	Highest Price For the Quarter ($)	Lowest Price For the Quarter ($)	Average Reported Last Sale Price ($)

September 30, 2008	1.00	0.60	0.73
December 31, 2008	0.87	0.30	0.57
March 31, 2009	0.59	0.20	0.39
June 30, 2009	0.55	0.21	0.33
September 30, 2009	0.50	0.30	0.40
December 31, 2009	1.01	0.30	0.65
March 31, 2010	0.50	0.32	0.49
June 30, 2010	0.45	0.32	0.39

Holders.

The number of record holders of our Common Stock on June 30, 2010 was approximately 205.  This does not include shareholders holding shares in accounts with brokers.

Dividends.

The Company has not paid dividends on its Common Stock and has no plans to pay cash dividends in the future.

Repurchase of Securities.

During the fiscal year ended, June 30, 2010, neither we nor any of our affiliates repurchased any of our common shares registered under Section 12 of the Securities Exchange Act of 1934, as amended

Securities authorized for issuance under equity compensation plans.

The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of the fiscal year ending June 30, 2010.

Equity Compensation Plan Information
Plan Category and Description	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	450,000	$0.55	35,000,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	450,000	$0.55	35,000,000

 Recent Sales of Unregistered Securities -- Item 701 Disclosure.

Date of Issue	No. of Shares	Recipients	Consideration	Reliance on exemptions	Conversion Terms	Notes
(a)	(b)	(c)	(d)	(e)	(f)

June 2010	286,119,886	Sentient	82% of NSHI	See Note 1.	None	2

1.
No underwriters were involved in the transaction.  The issuance of the shares was accomplished pursuant to exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act of 1933.

2.	See Item 1 at Restructuring Transactions.

In accordance with the terms and provisions of the 2010 Directors’ Incentive Plan:

•	On June 21, 2010 options to acquire 75,000 shares at $0.37 for three years were granted to Alan De’ath on his appointment to the board of directors, and
•	On July 1, 2010 2010 options to acquire 225,000 shares at $0.37 for three years were granted to the non-executive directors of the company.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Our business is to identify and develop natural resource assets.  Natural Resources’ direct subsidiary, Natural Soda Holdings, and its wholly-owned subsidiary Natural Soda, own significant natural sodium bicarbonate resources, utilised for the recovery and production of various sodium bicarbonate products, and water rights.

Previously, we owned 18% of Natural Soda Holdings, however, on June 30, 2010, we completed an exchange reorganization with Sentient, our major shareholder, whereby we acquired all the outstanding shares of Natural Soda Holdings in exchange for the issue of 286,119,886 shares of our common stock.  Sentient now owns 94.8% of our shares.

Natural Soda owns various water rights in the Piceance Creek Basin in northwest Colorado, a part of the Colorado River drainage system.  These various rights are decreed to allow Natural Soda to draw up to a maximum of 108,812 acre feet (35.46 billion gallons) annually and to store up to 7,980 acre feet of water.

Natural Soda Holdings and Natural Soda also own BLM leases in the Piceance Creek Basin covering very large deposits of naturally occurring sodium bicarbonate called nahcolite.  Natural Soda’s business is to produce and sell natural sodium bicarbonate, commonly known as baking soda, for use in a wide variety of products and activities. Natural Soda’s immediate objectives are, firstly, to be a low cost producer of sodium bicarbonate and to leverage that low cost advantage to achieve superior profit margins; and secondly, to profitably utilize its water assets.

Deposits of oil shale lie below, above and are interspersed within the nahcolite contained within the sodium leases.  We do not have any rights to recover oil shale but Natural Soda Holdings and Natural Soda plan to apply for leases to exploit all or part of this oil shale if and when the United States government formulates procedures for that purpose.  Shell Frontier Oil & Gas Co. (“Shell”) has three research, development and demonstration leases adjacent to Natural Soda’s sodium leases.  A Shell fact sheet, “Shell Exploration & Production Technology - to secure our energy future – Mahogany Research Project” reports an estimated potential recovery rate of up to one million barrels of oil per surface acre.  If we obtain the right to exploit all or part of this oil shale, we plan to independently determine possible recovery rates and attempt to develop an economically feasible plan to recover oil from the oil shale resource contained within the area where Natural Soda Holdings’ and Natural Soda’s sodium leases are located.

In accordance with Generally Accepted Accounting Principles, our financial statements have been accounted for as a reorganization of entities under common control.  Consequently, the consolidated financial statements have been retrospectively adjusted as though we owned one hundred percent of the subsidiaries since common control was established in October 2008.  The following discussion reflects the application of these retrospective adjustments.

Sales and Revenue Performance of Natural Soda

Fiscal year 2004 was the first complete fiscal year of Natural Soda’s ownership of its processing plant.  Natural Soda’s annual sales in tonnages and gross revenues are shown in the following tables

Fiscal Year	Sales (tons)	% Change on prior FY
2004	84,103
2005	85,038	+ 1.1
2006	88,910	+ 4.6
2007	101,970	+14.7
2008	101,614	- 0.4
2009	97,729	-3.8
2010	107,179	+9.7

Fiscal Year	Gross Revenues ($)	% Change on prior FY
2004	12,609,041
2005	14,141,500	+ 12.2
2006	15,293,688	+ 8.1
2007	16,951,997	+ 10.8
2008	17,947,800	+ 5.9
2009	19,835,160	+ 10.5
2010	21,981,038	+10.8

After the limitation on sales we experienced during fiscal year 2009, our sales during fiscal year 2010 benefited from our investments in expanding our well field, improving our production efficiencies and our greatly enhanced supply capability.  Natural Soda’s sales history is illustrated on a quarterly basis in the following graph.

Our sales revenues during fiscal year 2010 were $21,981,038 compared with $19,835,160 in the prior period, an increase of 10.8%, based on 107,179 tons sold compared with 97,729 tons in the prior period, an increase of 9.7%.  This represents an increase in gross revenue per ton of $2.13 or 1.0%.  Meanwhile, our cost of goods sold only increased from $13,284,929 to $13,475,798, an increase of 1.4% but actually a reduction of $10.21 per ton, a reduction of 7.5%. This reduction in cost per ton is a direct reflection of the economies of scale we can achieve in our production costs.  For example, while our production increased by 8.5% over the year, our major energy cost, gas costs were up only 3%.   Consequently, our gross profit increased from $6,550,231 to $8,505,240, an increase of 30%

On the other hand, our general and administrative expenses increased from $2,647,057 in the prior period to $4,711,593, an increase of 78%.  This increase was due primarily to nearly $600,000 paid in investigating the oil shale potential within our sodium lease areas, nearly $500,000 paid to Sentient and its associates for management fees and further additional expenditures investigating our water assets.

Conversely, our depreciation, amortization and accretion expense reduced from $2,565,526 in the prior period to $2, 107,525, a reduction of 18% in aggregate or 25% on a per ton basis.  This reduction is a direct reflection of the investments we have made in expanding our recoverable reserves and the resulting reduced depletion rate per ton that we apply to determine this expense.

For accounting purposes, we chose to record an impairment charge on a prepaid expense item that we could not adequately confirm but do fully intend to recover.

In fiscal year 2009 we implemented a refinancing of our debt obligations and raised additional capital as discussed more fully above in Item 1.  Consequently, in that period we gained $1,874,359 on settlement of liabilities, incurred $6,997,658 in interest expense and incurred $209,449 in other financing costs.  In the current fiscal; year our only expense on a comparable basis was $184,183 for interest expense.  At the Natural Soda level, we reduced our factoring costs by $235,000 or 58% as a result of reduced reliance on factoring our receivables and the renegotiation of our factoring charges to a lesser rate.

Consequently, our net loss of $5,856,440 in the prior year has been turned into a net income of $1,274,439 in the current period, a net turn-around of $7,130,879.

Liquidity and Capital Resources

In the last two fiscal years two significant restructuring events have occurred affecting the financial condition of our company.   These events are fully discussed elsewhere in this report but, in summary, the first transaction in October 2008 resulted in the repayment of  obligations, the receipt of a significant amount of new capital and left all companies in our group nearly debt free.  At the conclusion of that transaction, AmerAlia owned 18% of Natural Soda Holdings and Natural Soda.  The second significant event was the reorganization of the ownership interests in all companies requiring the issue of 286,119,886 shares of our common stock to Sentient in exchange for the 82% of Natural Soda Holdings it owned enabling ownership of 100% of Natural Soda Holdings and Natural Soda by AmerAlia, now known as Natural Resources.  Under generally accepted accounting principles, this “reorganization of entities having common control” required restating the prior period financial statements as though they had always been owned by the new Natural Resources.  Consequently, shareholders’ funds increased by $86.8 million in fiscal year 2009 and have since increased by a further $6 million in the fiscal year ended June 30, 2010.  The increase in equity in the latter period is primarily due to $4,510,000 we received from Sentient as a capital contribution during the year and to our net profit of $1,274,439.

Our consolidated balance sheet is nearly debt free, our total liabilities amount to approximately $6.4 million against which the book value of our assets totals approximately $47.4 million.  We believe we have sufficient working capital for the next 12 months.

During the year we invested $6,294,012 in expanding our well field and associated assets and property plant and equipment.  We reduced capital leases by $11,906, notes payable by $21,757, repurchased preferred stock for $27,500, reduced accounts and royalties payable by $479,702 and added $45,428 to our restricted funds.  In addition to the capital contribution and profits discussed above, we received $236,809 by reducing our accounts receivable, $115,375 through reducing inventories and $119,445 through increasing our accruals for expenses.

In the forthcoming year we shall be considering some capital investment initiatives in addition to our regular program of maintaining and improving our assets but we have not yet made any decisions.  We believe that an upgrade of our boiler capacity will enable us to increase our production output and we are also considering the viability of an expansion of our above ground production facilities.  However, we are still investigating these opportunities along with the associated, various financing options.

Under the October 2008 Restructuring Agreement, Sentient has the right to purchase up to a total of 5,500,000 additional shares of Natural Resources common stock at $0.36 per share until October 31, 2011.  This right can only be exercised to resolve obligations of AmerAlia that existed at the first closing and have not been discharged, and only then if the holders of the unpaid obligations pursue or threaten to pursue claims against Natural Resource or Natural Resource’ affiliates.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements for either Natural Resources, Natural Soda Holdings or Natural Soda that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. Natural Soda sometimes enters into forward purchases of natural gas in order to secure supplies at fixed prices for up to 75% of anticipated requirements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

NATURAL RESOURCES USA CORPORATION

(FORMERLY: AMERALIA, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

C O N T E N T S

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Natural Resources USA Corporation
(formerly: AmerAlia, Inc.)
Rifle, Colorado

We have audited the accompanying consolidated balance sheets of Natural Resources USA Corporation (formerly: AmerAlia, Inc.) as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended June 30, 2010. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Natural Resources USA Corporation (formerly: AmerAlia, Inc.) as of June 30, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of Natural Resources USA Corporation's (formerly: AmerAlia, Inc.) internal control over financial reporting as of June 30, 2010 and, accordingly, we do not express an opinion thereon.

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
September 28, 2010

NATURAL RESOURCES USA CORPORATION
(formerly: AmerAlia, Inc.)
Consolidated Balance Sheets

ASSETS

	As of June 30,
	2010	2009 (1)
CURRENT ASSETS

Cash	$6,318,377	$4,502,204
Accounts receivable, net	3,618,424	3,723,426
Inventories	814,974	930,349
Prepaid expenses	96,729	325,942

Total Current Assets	10,848,504	9,481,921

FIXED ASSETS

Property, plant and equipment, net	10,939,669	9,462,474
Cavities and well development, net	9,164,003	6,130,745
Mineral leases	4,167,471	4,167,471

Total Fixed Assets	24,301,143	19,760,690

OTHER ASSETS

Water rights	3,150,582	3,150,582
Patents, net	19,535	22,886
Well and well development RSL	595,000	595,000
Equipment held and not yet in service	3,197,842	3,197,842
Deferred financing and acquisition costs, net	692,861	731,848
Rock School lease and reserves	3,300,000	3,300,000
Deposits and bonds	4,000	8,000
Restricted funds	1,312,908	1,267,480

Total Other Assets	12,272,728	12,273,638

TOTAL ASSETS	$47,422,375	$41,516,249

(1) Retrospectively adjusted for 2010 reorganization (see note 3)

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCES USA CORPORATION
(formerly: AmerAlia, Inc.)
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

	As of June 30,
	2010	2009 (1)
CURRENT LIABILITIES

Accounts payable	$1,568,676	$2,091,447
Royalties payable	1,134,905	1,089,373
Accrued expenses	595,783	478,801
Accrued expenses due to related parties	80,867	71,401
Current portion of notes payable	1,735,582	1,612,741
Current portion of capital lease obligations	9,256	10,983

Total Current Liabilities	5,125,069	5,354,746

LONG TERM LIABILITIES

Notes Payable	16,993	29,784
Capital lease obligations	892	11,071
Asset retirement obligations	1,275,451	967,825

Total Long Term Liabilities	1,293,336	1,008,680

TOTAL LIABILITIES	6,418,405	6,363,426

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY

Preferred stock, $0.05 par value; 1,000,000 authorized; 0 and 82 issued and outstanding	-	4
Common stock, $0.01 par value; 700,000,000 shares authorized; 352,413,582 and 66,293,696 issued and outstanding	3,524,136	662,937
Additional paid in capital	147,838,026	146,122,513
Accumulated deficit	(110,358,192)	(111,632,631)

Total Stockholders’ Equity	41,003,970	35,152,823

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$47,422,375	$41,516,249

(1) Retrospectively adjusted for 2010 reorganization (see note 3)

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCES USA CORPORATION
(formerly: AmerAlia, Inc.)
Consolidated Statements of Operations

	For the years ended June 30,
	2010	2009 (1)

REVENUES	$21,981,038	$19,835,160

COST OF GOODS SOLD	13,475,798	13,284,929

GROSS PROFIT	8,505,240	6,550,231

EXPENSES

General and administrative	4,711,593	2,647,057
Loss on impairment	227,500	1,876,000
Depreciation, amortization and accretion expense	2,107,525	2,565,526

Total Expenses	7,046,618	7,088,583

INCOME (LOSS) FROM OPERATIONS	1,458,622	(538,352)

OTHER INCOME (EXPENSE)

Interest income	590	2,671
Gain on settlement of liabilities	-	1,874,359
Other income	-	11,989
Interest expense	(184,773)	(6,997,658)
Other financing costs	-	(209,449)

Total Other Income (Expense)	(184,183)	(5,318,088)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	1,274,439	(5,856,440)

Income tax expense	-	-

NET INCOME (LOSS)	$1,274,439	$(5,856,440)

INCOME (LOSS) PER SHARE
Basic	$0.02	$(0.12)
Diluted	$0.02	$(0.12)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	67,077,586	47,899,158
Diluted	67,168,992	47,899,158

(1) Retrospectively adjusted for 2010 reorganization (see note 3)

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCES USA CORPORATION
(formerly: AmerAlia, Inc.)
Consolidated Statements of Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2008 (1)	82	$4	17,298,507	$172,985	$53,920,685	$(105,776,191)	$(51,682,517)

Fair value of options granted	-	-	-	-	138,285	-	138,285
Shares issued to settle related party debts	-	-	18,193,947	181,939	8,964,616	-	9,146,555
Related party contributions to capital on debt settlement	-	-	-	-	(361,529)	-	(361,529)
Shares issued to settle debt obligations	-	-	3,340,086	33,401	1,727,280	-	1,760,681
Share issues to related parties for cash	-	-	27,427,406	274,274	9,599,592	-	9,873,866
Settlement of related party liabilities in conjunction with 2009 reorganization	-	-	-	-	72,133,922	-	72,133,922
Issue of shares on settlement of options	-	-	33,750	338	(338)	-	-
Net loss for the year ended June 30, 2009	-	-	-	-	-	(5,856,440)	(5,856,440)

Balance, June 30, 2009 (1)	82	4	66,293,696	662,937	146,122,513	(111,632,631)	35,152,823

Fair value of options granted	-	-	-	-	94,208	-	94,208
Repurchase of preferred shares	(82)	(4)	-	-	(27,496)	-	(27,500)
Contribution to capital	-	-	-	-	4,510,000	-	4,510,000
Issue of shares in conjunction with 2010 reorganization	-	-	286,119,886	2,861,199	(2,861,199)	-	-
Net income for the year ended June 30, 2010	-	-	-	-	-	1,274,439	1,274,439

Balance, June 30, 2010	-	$-	352,413,582	$3,524,136	$147,838,026	$(110,358,192)	$41,003,970

(1) Retrospectively adjusted for 2010 reorganization (see note 3)

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCES USA CORPORATION
(formerly: AmerAlia, Inc.)
Consolidated Statements of Cash Flows

	For the Years ended June 30,
	2010	2009 (1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,274,439	$(5,856,440)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Options granted	94,208	138,285
Depreciation, amortization and accretion expense	2,107,523	2,565,526
Amortization of debt discount	-	209,448
Loss on impairment	227,500	1,876,000
Gain on settlement of liabilities	-	(1,874,359)
Change in Operating Assets and Liabilities:
Restricted funds	(45,428)	(144,637)
Accounts receivable	236,809	(1,071,847)
Inventory	115,375	(187,589)
Prepaid expenses	1,713	168,556
Accounts and royalties payable	(479,702)	(264,410)
Accrued expenses due to related parties	9,466	5,543,787
Accrued expenses	119,445	(1,280,223)
Interest payable	-	(378,279)
Net Cash Provided By Operating Activities	3,659,635	(556,192)

CASH FLOWS FROM INVESTING ACTIVITIES
Cavities and well development	(4,110,282)	(1,982,253)
Purchase of property and equipment	(2,183,730)	(557,102)
Net Cash Used in Investing Activities	(6,294,012)	(2,559,365)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	(54,331)
Proceeds from issuance of common stock	-	9,873,866
Payments on capital leases	(11,906)	(46,056)
Repurchase of preferred shares	(27,500)	-
Capital contribution from major shareholder	4,510,000	-
Payments on debt	(21,757)	(1,479,104)
Payments on related party debt	-	(980,000)
Proceeds from related party notes payable	-	260,000
Net Cash Provided by Financing Activities	4,448,837	7,574,377

NET INCREASE IN CASH	1,816,173	4,458,830
CASH AT BEGINNING OF YEAR	4,502,204	43,374
CASH AT END OF YEAR	$6,318,377	$4,502,204

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION
Income taxes	$-	$-
Interest	$184,772	$7,686,781

(1) Retrospectively adjusted for 2010 reorganization (see note 3)

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	General Development of the Business

Natural Resources USA Corporation (“Natural Resources” or “the Company”), was formerly known as AmerAlia, Inc. (“AmerAlia”) which was originally incorporated as Computer Learning Software, Inc. under the laws of the State of Utah on June 7, 1983 and renamed AmerAlia, Inc. in January 1984.  Until October 31, 2008, AmerAlia owned 100% of Natural Soda Holdings, Inc. (“Natural Soda Holdings”) and Natural Soda Holdings owned 46.5% of Natural Soda, Inc. (“Natural Soda”).  On October 31, 2008 AmerAlia completed a restructuring agreement as discussed in Note 2 wherein AmerAlia and Natural Soda Holdings issued new equity in exchange for cash, settlement of various debt obligations and to enable Natural Soda Holdings to acquire the 46.5% of Natural Soda previously owned by Sentient.  As of October 31, 2008, AmerAlia owned 18% of the equity of Natural Soda Holdings which owns 100% of the equity of Natural Soda.  On June 30, 2010 AmerAlia and Sentient completed an Exchange Agreement and Plan of Reorganization under which AmerAlia acquired 100% ownership of Natural Soda Holdings, as discussed more fully in Note 3 “Completed Fiscal 2010 Reorganization Of Entities Under Common Control” below.   Consequently, this last transaction is accounted for as a reorganization of entities under common control which requires retrospective presentation for all periods presented in these financial statements as discussed in Note 1.o “New Accounting Pronouncements”.  All material inter-company accounts and transactions have been eliminated in the consolidation accounts.

Subsequently, on September 14, 2010, at a Special Meeting of the shareholders of the Company, the Company’s shareholders approved changing the Company’s name to Natural Resources USA Corporation.

b.	Accounting Method

The Company’s consolidated financial statements are prepared using the accrual method of accounting.  Natural Resources, Natural Soda Holdings and Natural Soda have elected a June 30 year-end.

c.	Principles of Consolidation

All significant inter-company balances and transactions have been eliminated.  As a result of the reorganization on June 30, 2010 the Company consolidates activities of Natural Soda Holdings, a wholly owned subsidiary.  Natural Soda remains a wholly owned subsidiary of Natural Soda Holdings.  In addition, as a result of the 2010 reorganization transaction, the Company is retrospectively adjusting prior periods to include consolidated activity for all periods presented in these financial statements.

d.	Cash and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

At various times during the year, the Company maintained cash balances in excess of FDIC insurable limits.  The financial institutions with which the Company deposits its funds are substantial institutions with longstanding reputations.

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

Net deferred tax liabilities consist of the following components:

	June 30, 2010	June 30, 2009

Deferred tax assets:
NOL Carryover	$15,422,865	$6,697,428
Related Party	-	45,088
Accrued Compensated Absences	76,426	-

Deferred tax liabilities:
Depreciation	(1,337,562)	-

Valuation allowance	(14,161,729)	(6,742,516)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended June 30, 2010 and 2009 due to the following:

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

f.	Income Taxes (Continued)

	June 30, 2010	June 30, 2009
Book Income	$497,199	$(2,257,439)
Stock for expenses	36,741	358,483
Penalties	-	32,029
Meals & Entertainment	4,287	626
Accretion	11,637	81,685
Accrued payroll	(40,241)	-
Depreciation	36,532	-
Gain on debt settlement	-	686,665
Minority interest in subsidiary	-	2,658,991
Other	-	8,692
NOL Carryfoward used	(546,155)	(685,887)
Minority interest Natural Soda Holdings	-	(46,320)
Minority interest Natural Soda	-	114,341
Valuation allowance	-	(951,866)
	$-	$-

At June 30, 2010, the Company had net operating loss carry-forwards of approximately $39,545,800 that may be offset against future taxable income from the year 2010 through 2029.  No tax benefit has been reported in the June 30, 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.  The actual tax treatment of the related party transactions potentially may differ from what has been reported on the audit.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Pursuant to Notes 2 & 3, the Restructurings have created a change of ownership transaction.

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

h.	Basic and Diluted Net Loss Per Share

Basic earnings per share includes no dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the periods presented.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as stock options or warrants.  The calculation of diluted earnings per share for the year ended June 30, 2010 and 2009 does not include options to purchase 187,500 shares and options to purchase 375,000 shares, due to their anti-dilutive effect.

NOTE 1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

i.	Concentrations of Risk

Natural Soda sells its products in North America through distributors to manufacturers and users. Financial instruments consisting of trade accounts receivable potentially subject Natural Soda to concentrations of credit risk.  Generally, Natural Soda does not require security when trade credit is granted to customers.  Credit losses are provided for in Natural Soda’s financial statements and consistently have been within management’s expectations.  During the fiscal year ended June 30, 2010 Natural Soda had three customers that individually constituted more than 10% of its total revenues.  These customers had revenues representing 27%, 25% and 11% of Natural Soda’s total revenues and receivables balances representing 23%, 25% and 10%, respectively, of Natural Soda’s total trade accounts receivable balance at June 30, 2010.  During the fiscal year ended June 30, 2009 Natural Soda had two customers that individually constituted more than 10% of its total revenues.  These customers had revenues representing 27% and 25% of Natural Soda’s total revenues and receivables balances representing 34% and 20%, respectively, of Natural Soda’s total trade accounts receivable balance at June 30, 2009.

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

An account receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 90 days.  At June 30, 2010 the net accounts receivable balance of Natural Soda included $3,603,442 for trade receivables with a $250 allowance for doubtful accounts and $5,000 due from employees.  At June 30, 2009 the net accounts receivable balance of Natural Soda included $3,723,426 for trade receivables with a $8,448 allowance for doubtful accounts and $5,000 due from employees.

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

Environmental costs and clean up costs are accrued at the time the exposure becomes known and costs can be reasonably estimated.  The Company does not accrue liabilities for unasserted claims that are not probable of assertion.

m.	Shipping and Handling Fees and Costs

The Company records all shipping and handling costs in cost of sales.

NOTE 1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

n.	Mineral Properties and Patents

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

During the year ended June 30, 2010 and subsequently, the FASB has issued a number of financial accounting standards, none of which did or are expected to have a material impact on the Company’s results of operations, financial position, or cash flows, with exception of:
New Accounting Pronouncements (Adopted during fiscal year 2010)

ASC 805.    In December 2007, the FASB issued updates to ASC 805 Business Combinations. In general, these updates expanded the definition of a business and transactions that are accounted for as business combinations. In addition, the update generally requires all assets and liabilities of acquired entities to be recorded at fair value, and changes the recognition and measurement of related aspects of business combinations. The updates to ASC 805 are effective for business combinations with an acquisition date within fiscal years beginning on or after December 15, 2008. The update is required to be adopted prospectively and early adoption is not allowed. We adopted the update as of July 1, 2009, and the adoption did not have a material impact on our financial condition, results of operations or cash flows.

ASC 810.    In December 2007, the FASB issued updates to ASC 810, Consolidation (“ASC 810”). In general, the update to ASC 810 requires that a non-controlling interest in a consolidated subsidiary be presented in the consolidated statements of financial position as a separate component of equity and also establishes a framework for recognition of changes in control for a consolidated subsidiary that is not 100% owned. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We adopted this update as of July 1, 2009, and the adoption did not have a material impact on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued further updates to ASC 810. In general, this update amends certain guidance for determining whether an entity is a variable interest entity (VIE), requires a qualitative rather than a quantitative analysis to determine the primary beneficiary for a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE and requires enhanced disclosures about an enterprise’s involvement with a VIE. The update is effective for fiscal years beginning after November 15, 2009, for interim periods within those fiscal years, and for interim and annual reporting periods thereafter. The adoption did not have a material impact on our financial condition, results of operations or cash flows.

ASC 105.    In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption did not have a material impact on our financial condition, results of operations or cash flows.

NOTE 1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

o.	New Accounting Pronouncements (Continued)

ASU 2010-09.  In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”). ASU 2010-09 amends ASC Topic 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated both in issued and revised financial statements. ASU 2010-09 was effective immediately. The adoption of ASU 2010-09 did not have a material impact on the Company’s results of operations or financial condition.

New Accounting Pronouncements (Not yet adopted)

ASU 2010-06.  In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 amends ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) to require additional disclosures regarding fair value measurements. Specifically, ASU 2010-06 requires entities to disclose additional information regarding (i) the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis, (ii) the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers and (iii) the reasons for any transfers in or out of Level 3. In addition to these new disclosure requirements, ASU 2010-06 also amends ASC 820 to further clarify existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The update is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to separately disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis which becomes effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2010, and is not expected to have a material impact on the Company’s results of operations or financial condition. We adopted the first portion of the updates effective January 1, 2010, with no material impact on our financial condition, results of operations or cash flows. We do not expect the adoption of the remainder of the update to have a material impact on our financial condition, results of operations or cash flows.

p.	Stock Options

Stock based compensation expense is recorded in accordance with Financial Account Standards Board Accounting Standards Codification (“FASB ASC”) Topic 718, Compensation – Stock Compensation, for stock and stock options awarded in return for services rendered. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. Stock-based compensation expense recognized in our Statements of Operations for fiscal year ended June 30, 2010 and 2009 assume all awards will vest, therefore no reduction has been made for estimated forfeitures.

q.	Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  Advertising expense for the years ended June 30, 2010 and 2009 was $Nil and $Nil, respectively.

NOTE 1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

r.	Revenue Recognition

The Company recognizes revenue from the sodium bicarbonate sales when persuasive evidence of a sale exists, the product has been shipped and delivered as determined by the bill of sale, collection is reasonably assumed and no further company obligation to perform exists.

All inventory is shipped to customers FOB destination. The risk of loss transfers to the customer at the time of delivery receipt.

s.	Deferred Financing Costs

Deferred financing costs include the costs of sourcing long term debt financing for the WRNM Acquisition and its associated capital requirements in 2002.  These costs include finders’ fees, legal fees and fees paid for due diligence costs.

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

The Company hired expert appraisers to assess the fair market value of their assets at the time the assets were acquired.  These fair market valuations are compared against the cost basis to determine if any further impairment exists.

u.	Acquisition Costs

Acquisition costs are being amortized over a 25 year period.  The Company recorded amortized acquisition expense of $38,968 and $38,968 for the years ended June 30, 2010 and 2009, respectively.

v.	Reclassification

Certain 2009 balances have been reclassified to conform to current year presentation.

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

w.	Sales Tax and Value Added Taxes

In accordance with FASB ASC 605-45, formerly EITF Issue No. 06-3, How Taxes Collected From Customers and Remitted to Government Authorities Should be Presented in the Income Statement, the Company accounts for sales taxes and value added taxes imposed on its good and services on a net basis in the consolidated statement of operations.

NOTE 2 -	COMPLETED FISCAL 2009 RESTRUCTURING AGREEMENT

On September 25, 2008, the Company, Natural Soda Holdings, Natural Soda, Bill H. Gunn and Robert van Mourik, Directors and executive officers of the Company (collectively the “Natural Resources parties”) entered into a Restructuring Agreement with the Sentient Entities.  Previously, Natural Soda Holdings owned 46.5% of Natural Soda.  On October 31, 2008, the Natural Resources Parties and the Sentient Entities completed an Amendment to the Restructuring Agreement.  As a result of the amendment, the restructuring transaction was divided into two closings.  In accordance with the amended agreement the first closing occurred as of October 31, 2008.  Prior to the first closing, the Sentient Entities transferred their various interests to Sentient USA Resources Fund, L.P. (“Sentient”).  The second closing occurred as of December 31, 2008.  In the first and second closings:

1.
Sentient exchanged all its Natural Soda Holdings debentures and all accrued interest thereon, its one share of Natural Soda Holdings common stock and its 53.5% of the common stock of Natural Soda for 82% of the issued common stock of Natural Soda Holdings;

2.
The Company exchanged its Natural Soda Holdings debentures and all accrued interest thereon and its Natural Soda Holdings preferred stock for 12.9% of the issued common stock of Natural Soda Holdings, giving the Company an aggregate ownership position in Natural Soda Holdings of 18%;

3.	Intercompany loans between the Company and Natural Soda Holdings were extinguished;
4.	Sentient’s right to indemnification relating to the repayment of the Company’s $9.9 million bank loan were terminated; and
5.	Sentient received an aggregate of 40,024,675 shares of the Company’s common stock as follows:
a.	27,427,406 shares of the Company’s common stock for a total purchase price of $9,873,866;
b.	6,619,469 shares of the Company’s common stock in satisfaction of various promissory notes issued by the Company and held by Sentient; and
c.	5,977,800 shares of the Company’s common stock in satisfaction of debts, rights and obligations acquired from the Mars Trust in August 2007.
6.
Officers and Directors acquired 5,100,858 shares of the Company‘s Common Stock in satisfaction of Series A Debenture Secured Promissory Notes, unsecured notes and accrued compensation valued at $1,836,309.

7.	Other accredited investors acquired 2,433,706 shares in satisfaction of $876,134 worth of Series A Debenture Secured Promissory Notes.

Sentient no longer holds any debt in either the Company or Natural Soda Holdings.  All Series A Debentures, Series B1 Debentures and Series C Debentures issued by Natural Soda Holdings were cancelled.  Following the first closing Natural Soda again became a wholly-owned subsidiary of Natural Soda Holdings.

NOTE 2 -	COMPLETED FISCAL 2009 RESTRUCTURING AGREEMENT (CONTINUED)

On December 31, 2008 Sentient purchased an additional 12,149,628 shares of the Company’s Common Stock for $4,373,866 at the second closing.  The proceeds from the second closing were reserved for use in the following priority: (a) as a working capital reserve for the Company of $1,000,000 and (b) as a reserve solely to fund the Company’s share of an anticipated capital call by Natural Soda Holdings, the Company’s share of which was $2,880,000 and (c) additional working capital for the Company.  These obligations were subsequently extinguished in connection with the Fiscal 2010 restructuring discussed in Note 3, below.

In June 2008 a promissory note with a principal value of $1,200,000 previously due to HPD was acquired by the Sentient Entities.  Under the Restructuring Agreement discussed herein, Sentient agreed to accept interest at the rate of 6% per year on the note from June 20, 2008.  Since the Company had previously provided for interest payable to HPD and the note and the accrued interest were cancelled pursuant to the Restructuring Agreement, consequently, a gain on the forgiveness of debt of $536,640 was recorded as a contribution to capital.

In September 2008, the Company issued 1,402,200 shares of restricted common stock to holders of Series C Debenture secured promissory notes in satisfaction and cancellation of such notes and accrued interest with a total value of $3,311,367.  One of the holders was a related party.  Consequently, the gain on cancellation of debt resulted in a contribution to capital of $878,397 from the issue of 495,820 shares of the Company’s  common stock valued at $297,492.  The other holder, an accredited investor accepted 906,380 shares of the Company’s  common stock valued at $543,828 and the Company recorded a gain on settlement of debt of $1,591,650.  Following the second closing of the restructuring, Sentient owned 72.4% of the Company’s common stock.  The changes in control of both the Company and Natural Soda Holdings have resulted in restrictions on the companies’ use of their net operating loss carryforwards.

Until October 31, 2008, the Company owned 100% of Natural Soda Holdings which, in turn owned 46.5% of Natural Soda and the financial statements of the Company presented consolidated information of Natural Soda Holdings.  After October 31, 2008, nearly all of the Company’s and Natural Soda Holdings’ debt obligations had been exchanged for equity and the Company’s ownership of Natural Soda Holdings became 18% whereupon the Company accounted for its investment in Natural Soda Holdings using the equity method of accounting.

NOTE 3 –	COMPLETED FISCAL 2010 REORGANIZATION OF ENTITIES UNDER COMMON CONTROL

On June 30, 2010, the Company and Sentient entered into an Exchange Agreement and Plan of Reorganization (the “Exchange Agreement”) pursuant to which Natural Soda Holdings became a wholly-owned subsidiary of the Company.

Prior to entering into the Exchange Agreement, Sentient owned 820,000 shares of common stock of Natural Soda Holdings, constituting 82% of Natural Soda Holdings’ issued and outstanding common stock.  The Company owned 180,000 shares of common stock of Natural Soda Holdings, constituting 18% of Natural Soda Holdings’ issued and outstanding common stock.  Sentient also owned 47,954,495 shares of common stock of the Company, constituting approximately 72% of the Company’s issued and outstanding common stock plus a limited right to acquire up to 5,500,000 additional shares of common stock of the Company.

Pursuant to the Exchange Agreement, the Company issued 286,119,886 shares of its common stock to Sentient in exchange for the 820,000 shares of common stock of Natural Soda Holdings held by Sentient (the “Exchange”).  Following the Exchange, the Company owns 100% of the issued and outstanding common stock of Natural Soda Holdings and Sentient owns approximately 94.8% of the Company’s issued and outstanding common stock.

NOTE 3 –	COMPLETED FISCAL 2010 REORGANIZATION OF ENTITIES UNDER COMMON CONTROL (CONTINUED)

These consolidated financial statements give effect to the reorganization of the Company, accounted for as a reorganization of entities under common control.  In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805-50 Business Combinations, Related Issues, the financial statements of the Company have been retrospectively adjusted to furnish comparative information.

NOTE 4 -	INVENTORIES

Inventories consisted of the following:

	June 30, 2010	June 30, 2009
Raw materials and supplies	$380,833	$501,842
Finished goods	434,141	428,507
Total	$814,974	$930,349

NOTE 5 -	PREPAID EXPENSES

Prepaid expenses consisted of the following:

	June 30, 2010	June 30, 2009
Prepaid construction costs	$-	$227,500
Other prepayments & deposits	96,729	98,442
Total	$96,729	$325,942

NOTE 6 -	FIXED ASSETS

Fixed assets consist of the following amounts:

	June 30, 2010	June 30, 2009
Property plant and equipment	$15,503,867	$13,328,537
Cavities and well development	15,454,771	11,066,701
Furniture and fixtures	170,526	162,126
Mineral leases	4,167,471	4,167,471
Subtotal	35,296,635	28,724,835
Less, accumulated depreciation and amortization	(10,995,492)	(8,964,145)
Total	$24,301,143	$19,760,690

Depreciation and amortization expense for the years ended June 30, 2010 and 2009 was $2,031,158 and $2,491,197, respectively.

NOTE 7 -	PATENTS

Patents consisted of the following:
	June 30, 2010	June 30, 2009
Patents acquired from IMC at fair value	$50,000	$50,000
Less, accumulated amortization	(30,465)	(27,114)
Net patents	$19,535	$22,886

The patents are being amortized on a straight line basis over a period of the remaining life of the patents up to 20 years.  Amortization expense for the years ended June 30, 2010 and 2009 was $3,351 and $3,352, respectively.

NOTE 8 -	ROCK SCHOOL LEASE AND WELL COSTS

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

Kinder assigned all of its rights, title and interest in the federal lease to the Company which then assigned them to Natural Soda Holdings.  Kinder also agreed to provide all documentation, files, and records in its possession pertaining to the exploration of and development plans for the Rock School Lease; warranted that it had not assigned to any third party or dealt in any way with its interest in the Rock School Lease and granted Natural Soda Holdings an option to acquire its royalty interests.  The assignment of the interest in the Rock School Lease from Kinder was approved by the BLM on January 1, 1996.

The Rock School Lease was renewed July 1, 2001 for a period of ten years and is renewable under the terms and conditions prescribed by the Secretary of the Interior.  The lease is currently undeveloped.  There is a risk that the Department of Interior will not renew the lease.

During the years ended June 30, 1993 through June 30, 2003, Natural Soda Holdings capitalized lease acquisition, exploration and development costs of $3,066,917.  Since then, no further expenditures have been capitalized.  Natural Soda Holdings has also installed five water monitoring wells and has collected base line data required by the Division of Minerals and Geology.  The last data was collected in February 2001, completing the regulatory requirements necessary to begin solution-mining activities.

Natural Soda Holdings has recorded the value of the Rock School Lease and Reserves at $3,300,000.  The value of the monitoring wells is $595,000.

NOTE 9 -	ENGINEERING DRAWINGS AND EQUIPMENT HELD

The Company entered into a Design/Build agreement on May 14, 1999 with a Delaware corporation doing business as U.S. Filter Corporation and HPD Products (US Filter) to design, manage and construct a sodium bicarbonate solution mining and production plant for an amount not to exceed $33,200,000.

The agreement was not completed although engineering drawings were prepared and some equipment constructed.  As of June 30, 2004 the Company had the drawings valued at $2,800,000 and the equipment valued at $4,700,000.  The Company performed an impairment analysis on these assets and determined an impairment charge on the equipment in fiscal year 2005 of $458,087.  The Company also placed $80,093 of the equipment in service during the year which resulted in a $4,161,820 value being recorded on the books as of June 30, 2005.  During fiscal year 2006 Natural Soda placed $44,697 of the equipment in service and completed an impairment analysis which resulted in an impairment of $924,000 on the engineering drawings and $919,281 on the equipment, leaving a $1,876,000 and a $3,197,842 account balance being recorded on the books as of June 30, 2006.  During fiscal years 2007 and 2008 no equipment was placed in service and no impairment recorded on these assets.  Therefore, no changes were made to the account balances as at June 30, 2008.

NOTE 9 -	ENGINEERING DRAWINGS AND EQUIPMENT HELD (CONTINUED)

During fiscal year ended June 30, 2009 no equipment was placed in service and no impairment recorded on the equipment but the remaining balance of the engineering drawings was impaired resulting in a nil account balance at year end and $1,876,000 of impairment expense being recognized.  The equipment is being held in storage until it is brought into service.

NOTE 10 -	ROYALTIES PAYABLE

Royalties payable comprise the amount of minimum guaranteed royalties payable due to Kinder (Note 8) and the monthly royalties due to the BLM.  At June 30, 2010 and 2009, the Company owed $1,134,905 and $1,089,373, respectively.  Royalty expense for the years ended June 30, 2010 and 2009 was $447,512 and $397,549, respectively.

NOTE 11 -	ACCRUED EXPENSES

Accrued expenses comprise the following:

	June 30, 2010	June 30, 2009
Salaries and wages	$363,883	$319,865
Freight	31,179	18,774
Property tax	99,597	73,587
Employment taxes	-	44,211
Other	101,124	22,364
Total	$595,783	$478,801

NOTE 12 -	DUE TO RELATED PARTIES

Accrued liabilities due to related parties comprise the following:

	June 30, 2010	June 30, 2009

Accrued officer and director compensation, expenses and advances (1)	$11,867	$71,401
Accrued expenses due to Sentient	69,000	-
Total	$80,867	$71,401

(1)
Accrued directors fees and officer and director compensation also includes interest expense totalling $0 for the year ended June 30, 2010 accrued on unpaid loan account balances.  Interest expense of $67,378 was included in the year ended June 30, 2009.

NOTE 13 -	NOTES PAYABLE

Notes payable comprise the following:

	June 30, 2010	June 30, 2009

Wells Fargo factoring facility with fees payable according to time taken to collect each receivable	$1,723,829	$1,592,021
Motor vehicle loans at 0.9% p.a. interest due September 2010 and February 2013 secured by motor vehicles	28,746	50,504
Total notes payable	1,752,575	1,642,525
Less current portion	(1,735,582)	(1,612,741)
Total long-term debt	$16,993	$29,784

NOTE 13 -	NOTES PAYABLE (CONTINUED)

The Wells Fargo factoring facility interest rate is Prime plus 4% which was 7.25% as of June 30, 2010 and 2009.  The Company has pledged all its assets as collateral.  The agreement with Wells Fargo currently expires on June 24, 2012.

Future maturities of notes payable are as follows:

Year Ending June 30, 2010
2011	$1,735,582
2012	10,061
2013	6,932
2014	-
2015	-
Total	$1,752,575

NOTE 14 -	CAPITAL LEASE OBLIGATIONS

	June 30, 2010	June 30, 2009

Total minimum lease payments	$11,648	$25,904
Less interest and taxes	(1,500)	(3,850)
Present value of net minimum lease payments	10,148	22,054
Less current portion	(9,256)	(10,983)
Long-term portion of capital lease obligations	$892	$11,071

As of June 30, 2010 $422,002 of Capital Lease assets were included in Property, Plant and Equipment.  Depreciation expense for each of the years ending June 30, 2010 and 2009 was $12,044 and $18,042, respectively.

NOTE 15 -	ASSET RETIREMENT OBLIGATION

The asset retirement obligation (ARO) represents the estimated current fair value of the costs to plug the wells, remove buildings and return the site to its natural condition.  Natural Soda recorded the fair value of the ARO at the date of the purchase of the assets and liabilities of White River and is accreting the balance at the current inflation rate of 3%.

	June 30, 2010	June 30, 2009

Beginning balance	$967,825	$1,036,640
Liability incurred	277,788	66,088
Liability settled	-	(162,912)
Accretion expense	29,838	28,009
Ending balance	$1,275,451	$967,825

NOTE 16 -	OPERATING LEASES

Natural Soda has signed six leases for a total of 37 railway hopper cars.  Three of these leases terminate in September 2011, one will terminate in November 2011, one terminates in February 2012 and the other terminates in March 2015.  These leases require monthly payments of $300 to $540 per car.  Natural Soda has signed a lease for a 29,988 square foot warehouse in Rifle, Colorado.  The lease terminated May 2010 and is currently operating on a month to month basis.  This lease requires monthly payments of $10,862 increasing by 3% in January of each year.

NOTE 16 -	OPERATING LEASES (CONTINUED)

The following is a schedule of future minimum lease payments required to be paid by Natural Soda under the non-cancellable operating lease agreements at June 30, 2010:

Year ended June 30	Amount

2011	$147,900
2012	67,220
2013	26,220
2014	14,220
2015	10,665
Total	$266,225

The rental expense component recognized by the Company related to the above leases was $306,324 for financial year 2010 and $282,029 for financial year 2009.

NOTE 17	OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS

As a result of applying ASC 718 to stock options granted to board members, the Company recorded expenses of $94,208 and $138,285 for the years ended June 30, 2010 and 2009, respectively. These expenses are included in the selling, general and administrative amount in the statement of operations.

Under ASC 718, the Company estimated the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for each of the grants, respectively; dividend yield of zero percent for all years; expected volatility of 223% and 173%; risk-free interest rates of 1.5% and 2.5% and expected lives of 3.0 years.  A summary of the status of the Company’s stock options and warrants as of June 30, 2009 and changes during the year ended June 30, 2010 is presented below:

	Options, Warrants and SAR’s	Weighted Average Exercise Price
Outstanding, June 30, 2009	375,000	$0.64
Granted	262,500	$0.31
Expired/Cancelled	(187,500)	$0.40
Exercised	-	$0.00
Outstanding, June 30, 2010	450,000	$0.55
Exercisable, June 30, 2010	375,000	$0.59

The following summarizes the exercise price per share and expiration date of the Company's outstanding options and warrants to purchase common stock at June 30, 2010:

Expiration Date	Price	Number
June 30, 2011	$0.88	187,500
June 30, 2012	$0.29	187,500
June 21, 2013	$0.37	75,000
		450,000

During the year ended June 30, 2010, 262,500 options were granted.

NOTE 17	OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS (CONTINUED)

During the year ended June 30, 2009, 187,500 options were granted and 33,750 shares were issued to non-executive directors pursuant to the net exercise provisions of their option agreements over 187,500 shares.

In June 2010, the shareholders approved the 2010 Directors’ Incentive Plan whereby each director (who is not an employee or officer) is granted an option to purchase 75,000 shares at a current market price when a person joins the Board of Directors.  In addition, options to purchase 37,500 shares are granted to each such director sitting at July 1 of each year.  The exercise price for these options is the average market price during the month of June preceding each grant date, and the options have a three-year term.  All options under this plan vest and are exercisable six months after the date of grant.

NOTE 18 –	RELATED PARTY TRANSACTIONS

During the year ended June 30, 2010 Sentient contributed $4,510,000 of capital to the Company to be used to fund the expansion of Natural Soda’s nahcolite resources, explore further utilization of Natural Soda’s water rights and potential oil shale and to reimburse Sentient for payment of certain expenses, to pay Sentient for providing consulting services to Natural Soda Holdings and for additional working capital.

Natural Soda Holdings paid Sentient $790,846 for reimbursement of certain expenses and for providing management consultancy services related to NSHI’s business development activities in December 2009.

On June 30, 2010, Natural Soda Holdings paid $350,010 to Sentient to reimburse expenses paid in relation to oil shale research and investigations.  Natural Soda Holdings also made provision to pay $30,000 to Tovolea Pty Ltd for management services and to pay Sentient $39,000 for reimbursement of other expenses.  In addition, Natural Soda Holdings made provision to pay Stephen Dunn, a Sentient associate, $19,500 for Consulting services.

Following the completion of the restructuring agreement on December 31, 2008, Gunn Development Pty Ltd, a company in which Bill H. Gunn, Chief Executive Officer of the Company is a long-time 66% shareholder, provided independent consulting, aerial and other commercial services to The Sentient Group (“SGL”).  Gunn Development Pty Ltd received $200,000 in fiscal year 2009 and $200,000 in fiscal year 2010 from SGL.  Similarly, Robert van Mourik, Executive Vice President and Chief Financial Officer of the Company, has also provided independent consulting services to SGL in Australia.  He received approximately $28,000 in fiscal year 2009 and $28,000 in fiscal year 2010.  To the Company’s knowledge, the services provided to SGL were unrelated to the Company, Natural Soda Holdings or Natural Soda and represented the market value for such services.  To the Company’s knowledge, neither Gunn Development Pty Ltd nor Robert van Mourik has any on-going obligation to provide services to SGL.

NOTE 18 –	RELATED PARTY TRANSACTIONS (CONTINUED)

License Agreement

On June 30, 2010, Natural Soda Holdings and Natural Soda entered into a License Agreement with Peter Cassidy, an officer and director of Sentient (the “License Agreement”), pursuant to which Mr. Cassidy licensed patented technology relating to oil shale processing (the “Licensed Technology”) to Natural Soda Holdings and Natural Soda for the lump sum of $100, solely for research and development purposes.  The License Agreement specifically prohibits the use of the Licensed Technology by Natural Soda Holdings or Natural Soda for any income generating activities or any activities intended to produce commercial quantities of oil shale products (the “Prohibited Activities”).  If at any time Natural Soda Holdings or Natural Soda desire to engage in the Prohibited Activities, Mr. Cassidy agreed to negotiate in good faith in respect of a royalty and license agreement of the Licensed Technology to enable Natural Soda Holdings and Natural Soda to engage in the Prohibited Activities.  If Mr. Cassidy determines to license the Licensed Technology to an independent third party, Mr. Cassidy agreed to provide Natural Soda Holdings and Natural Soda with a right of first offer to license the License Technology.

During the term of the License Agreement, Natural Soda Holdings and Natural Soda have agreed to pay for a research program related to the Licensed Technology.

The foregoing description of the License Agreement is qualified in its entirety by the full text of the License Agreement, a copy of which is filed as Exhibit 10.57 to the Company’s Current Report on Form 8-K dated June 30, 2010.

Reimbursement Agreement

On June 30, 2010, Natural Soda Holdings entered into a Cost Reimbursement Agreement (the “Reimbursement Agreement”) with The Sentient Group (“TSG”), an affiliate of Sentient.  Pursuant to the Reimbursement Agreement, Natural Soda Holdings agreed to reimburse TSG and Sentient for services provided by TSG and Sentient to Natural Soda Holdings and Natural Soda and for the cost of goods and services provided by third parties to or for the benefit of Natural Soda Holdings and Natural Soda but billed to TSG or Sentient.

The foregoing description of the Reimbursement Agreement is qualified in its entirety by the full text of the Reimbursement Agreement, a copy of which is filed as Exhibit 10.58 to the Company’s Current Report on Form 8-K dated June 30, 2010.

Consulting Agreement

On November 21, 2009, Natural Soda Holdings entered into a Consulting Agreement (the “Consulting Agreement”) with Toveloa Pty Limited, an Australian company controlled by Alan You Lee, an affiliate of Sentient, pursuant to which Mr. Lee agreed to provide certain consulting services to Natural Soda Holdings.

At a meeting of its board of directors on June 28, 2010, the Board of Directors and shareholders of Natural Soda Holdings ratified and approved the License Agreement, the Reimbursement Agreement and the Consulting Agreement.

NOTE 19 -	COMMITMENTS AND CONTINGENT LIABILITIES

The Company is a party to certain claims and lawsuits arising from its business activities.

On December 10, 1992, AmerAlia and Natural Soda Holdings acquired the Rock School Lease from Kinder (See Note 8); the acquisition terms were amended by Kinder and AmerAlia on January 1, 1996.  As amended, the acquisition agreement provides for the following consideration:

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

The unpaid portion of these obligations as of October 31, 2008 is recorded in AmerAlia’s accounts and royalties payable as current liabilities.  Obligations incurred since October 31, 2008 are obligations of Natural Soda Holdings.

NOTE 20 -	PREFERRED STOCK

There were 82 shares of Series E preferred stock outstanding at June 30, 2009 which carried a 10% dividend payable quarterly when declared by the directors of the Company. Each share of the preferred stock was convertible into 1,000 shares of common stock until October 31, 2000.  Since October 31, 2000 the 82 shares had not been convertible into common stock and had no voting rights.  During the year ended June 30, 2010 the Company repurchased the preferred shares for a total of $27,500.

NOTE 21 -	OFFICER COMPENSATION

At June 30, 2010 accrued unpaid compensation, interest, expenses and advances to the Company of $0 and $11,867 were due to Bill H. Gunn and Robert van Mourik, respectively (at June 30, 2009: $48,769 and $1,132, respectively).  At June 30, 2010, Bill H Gunn owed the Company $14,982 which is included in Accounts Receivable on the Balance Sheet.  These amounts also included $14,000 director’s fees due annually.  During the year ended June 30, 2009, Mr. Gunn received $214,000 for his salary and directors fees (which included $100,000 paid directly by Natural Soda) and a further $65,434 of his accrued compensation.  All of Mr. van Mourik’s salary and director’s fees of $164,000 was paid as well as $510,039 of arrears due to him.

Mr. Bill H. Gunn is Chairman and CEO of the Company, and Mr. Robert van Mourik is Executive Vice President, Chief Financial Officer, Secretary and Treasurer of the Company.

NOTE 22 -	INCOME TAXES

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

The Company has not filed tax returns for periods after and including June 30, 2008.  Tax returns are required to be filed in the state of Colorado and with the IRS.  Notes 2 & 3 discuss the restructuring of the company and the change in Net Operating Loss amounts.  Interest expense amounts dealing with related party transactions have been left off the Net Operating loss calculation.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of June 30, 2010, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of Colorado. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.

NOTE 23	SUBSEQUENT EVENTS

On July 1, 2010 the Company granted options to Non-executive Directors to acquire 225,000 shares at $0.37 per share until June 30, 2013 in accordance with the 2010 Directors’ Incentive Plan.  The options vest on January 2, 2011.

On September 14, 2010 at a Special meeting of the shareholders of the Company, the shareholders approved an amendment to the articles of incorporation to change the name of the company from AmerAlia, Inc. to Natural Resources USA Corporation.

The Company has evaluated subsequent events pursuant to ASC Topic 855 and no other events require disclosure.

ITEM 9.	CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2010.  In making our assessment of internal control over financial reporting, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   Based on this assessment, our management concluded that our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the exemption in Sarbanes-Oxley 404(c) for users that are not accelerated filers or large accelerated filers that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

We retain qualified and experienced accounting contractors to supervise our staff and maintain our accounting records and thereby have access to resources sufficient to enable adequate separation of duties and compliance with generally accepted accounting principles.  In addition, we retain the services of an independent accounting firm for advice on technical accounting issues and to assist in the preparation and review of our financial statements. There has been no change in our internal control over financial reporting, except as described above, during the financial year ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Information concerning Items 10 through Items 14 will be contained in our definitive Proxy Statement pursuant to Regulation 14A promulgated under the Exchange Act for the 2010 Annual Meeting of Shareholders and is incorporated herein by reference, which is expected to be filed on or about October 28, 2010.

PART IV

ITEM 15.	EXHIBITS

Certain of the following exhibits are hereby incorporated by reference pursuant to Rule 12b-23 as promulgated under the Securities and Exchange Act of 1934, as amended, from the reports noted below:

Exhibit
Number	Description

3.1 (b)	Restated Articles of Incorporation
3.2 (a)	Bylaws of AmerAlia, Inc.
3.3 (ff)	Amended and Restated Articles of Incorporation, filed June 30, 2010
3.4 (gg)	Amendment to the Amended and Restated Articles of Incorporation, filed September 14, 2010
10.8 (f)	First Amendment to Special Warranty Assignment, Royalty Reservation, and Minimum Royalty Payment between AmerAlia and E.E. Kinder Co.
10.9 (f)	Consulting Agreement between AmerAlia and E.E. Kinder Co.
10.10 (f)	U.S. Government Sodium Lease
10.11 (g)	Design/Build Contract with U.S. Filter Corp.
10.12 (b)	Amended and Restated Guaranty Agreement with the Jacqueline Badger Mars Trust
10.13 (d)	Second Amended and Restated Guaranty Agreement with the Jacqueline Badger Mars Trust
10.14 (c)	AmerAlia, Inc. 2001 Directors’ Incentive Plan
10.15 (c)	AmerAlia, Inc. 2001 Stock Option Plan
10.16 (h)	Third Amended and Restated Guaranty Agreement with the Jacqueline Badger Mars Trust
10.17 (i)	Fourth Amended and Restated Guaranty Agreement with the Jacqueline Badger Mars Trust
10.18 (i)	Guaranty Agreement – Messrs Woolard and O’Kieffe.
10.19 (j)	Asset Purchase Agreement between AmerAlia, Inc., Natural Soda, Inc., White River Nahcolite Minerals, LLC., and IMC Global, Inc. dated January 9, 2003.
10.19 (j)	Amendment dated February 10, 2003 to the Asset Purchase Agreement.
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
10.49 (y)
Debenture Purchase Agreement executed May 27, 2008, to be effective as of October 31, 2007, by and among Natural Soda Holdings, Inc., Natural Soda, Inc., AmerAlia, Inc. and Sentient USA Resources Fund, LP.

10.50 (y)
Interest Purchase Agreement executed May 27, 2008, to be effective as of March 31, 2008, by and among Natural Soda Holdings, Inc., Natural Soda, Inc., AmerAlia, Inc., Sentient USA Resources Fund. LP and Sentient Global Resources Fund III LP.

10.51 (z)	Promissory note for $300,000 issued to Sentient Global Resources Fund III, L.P.
10.52 (aa)	Restructuring Agreement between AmerAlia Parties and Sentient Entities dated September 25, 2008.
10.53 (bb)	Form of Letter Offer of Shares.
10.54 (cc)	Amendment to Restructuring Agreement between AmerAlia Parties and Sentient Entities dated October 31, 2008
10.55 (cc)	Shareholders Agreement between Natural Soda Holdings, Inc., AmerAlia, Inc. and Sentient USA Resources Fund L.P.
10.56 (dd)	Contribution Agreement made and entered into July 15, 2009, by and between Natural Soda Holdings, Inc., Sentient USA Resources Fund, LP, and AmerAlia, Inc.
10.57.1(ee)	Contribution Agreement made and entered into December 17, 2009, by and between Natural Soda Holdings, Inc., Sentient USA Resources Fund, LP, and AmerAlia, Inc.
10.57.2(ff)	Exchange Agreement and Plan of Reorganization, dated June 30, 2010
10.58 (ff)	License Agreement, dated June 30, 2010, including Amendment Number 1 to License Agreement.
10.59 (ff)	Reimbursement Agreement, dated June 29, 2010
10.60 (ff)	Consulting Agreement, dated November 1, 2009

21.1
Subsidiaries of the Registrant:  Natural Soda Holdings, Inc., a Colorado corporation and its wholly owned subsidiary, Natural Soda, Inc., a Colorado corporation.  Since November 2008, AmerAlia’s ownership of NSHI has been 18%.

23.1(y)	Report of Independent Registered Public Accounting Firm, dated June 2, 2008, related to the restated financial statements for the fiscal year ended June 30, 2005,
31.1	Certification of Chief Executive Officer filed pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer filed pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).
(a)	Incorporated by reference from AmerAlia's Form 10 General Registration Statement filed with the Commission on March 5, 1987.
(b)	Incorporated by reference from AmerAlia’s annual report on Form 10-K for the year ended June 30, 2000.
(c)	Incorporated by reference from AmerAlia’s Form 10-K for its year ended June 30, 2001.
(d)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of December 1, 2000.
(f)	Incorporated by reference from AmerAlia's Form 10-K for its year ended June 30, 1995.
(g)	Incorporated by reference from AmerAlia’s Form 10-K for its year ended June 30, 1999.
(h)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of December 17, 2001.
(i)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of March 29, 2002.
(j)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of February 20, 2003.
(k)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of March 24, 2003.
(l)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of April 22, 2003.
(m)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of May 31, 2003.
(n)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of June 30, 2003.
(o)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of July 31, 2003.
(p)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of August 31, 2003.
(q)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of September 30, 2003.
(r)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of October 31, 2003.
(s)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of November 30, 2003.
(t)	Incorporated by reference from AmerAlia’s Form 10-QSB for its quarter ended December 31, 2003.
(v)	Incorporated by reference from AmerAlia's Form 10-KSB for its year ended June 30, 2005.
(w)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of January 29, 2007.
(x)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of August 22, 2007.
(y)	Incorporated by reference from AmerAlia’s Form 10-KSB for its year ended June 30, 2006.
(z)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of June 24, 2008.
(aa)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of September 25, 2008.
(bb)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of October 13, 2008.
(cc)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of October 31, 2008.
(dd)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of July 15, 2009.
(ee)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of December 17, 2009.
(ff)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of June 30, 2010.
(gg)	Incorporated by reference from AmerAlia’s Form 8-K reporting an event of September 14, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURAL RESOURCES USA CORPORATION.

By:	/s/ Bill H. Gunn	Date: September 28, 2010
Bill H. Gunn, CEO

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

/s/ Bill H. Gunn	Chairman, Chief Executive Officer and Director	Date: September 28, 2010
Bill H. Gunn	(Principal Executive Officer)

/s/ Robert van Mourik	Chief Financial Officer, Secretary, Treasurer	Date: September 28, 2010
Robert C. J. van Mourik	and Director
(Principal Financial and Accounting Officer)

/s/ Neil E. Summerson	Director	Date: September 28, 2010
Neil E. Summerson

/s/ Geoffrey C. Murphy	Director	Date: September 28, 2010
Geoffrey C. Murphy

/s/ James V. Riley	Director	Date: September 28, 2010
James V. Riley

/s/ Robert C. Woolard	Director	Date: September 28, 2010
Robert C. Woolard

/s/ J. Jeffrey Geldermann	Director	Date: September 28, 2010
J. Jeffrey Geldermann

/s/ Alan M. De’ath	Director	Date: September 28, 2010
Alan M. De’ath

/s/ Paul-Henri Couture	Director	Date: September 28, 2010
Paul-Henri Couture

/s/ Michel Marier	Director	Date: September 28, 2010
Michel Marier