Form 10-Q
period 2010-09-30
Natural Resources USA Corp
filed 2010-11-12
CIK 811419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No.  0-15474

NATURAL RESOURCES USA CORPORATION

(Exact name of Company as specified in its charter)

Utah	87-0403973
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

3200 County Road 31, Rifle, CO 81650
(Address of Principal Executive Offices)

Company's telephone number, including area code:	(214) 253-2556
Company’s Web Page:	www.naturalresourcesusacorp.com

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

As of November 12, 2010, the number of shares outstanding of the Company's $.01 par value common stock was 352,413,582.

NATURAL RESOURCES USA CORPORATION
(formerly AmerAlia, Inc.)

Index

NATURAL RESOURCES USA CORPORATION
(formerly AmerAlia, Inc.)
Consolidated
Balance Sheets

	September 30, 2010	June 30, 2010
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$5,391,610	$6,318,377
Accounts receivable, net	3,813,685	3,618,424
Inventories	815,769	814,974
Prepaid expenses	146,872	96,729
Total Current Assets	10,167,936	10,848,504

FIXED ASSETS
Property, plant and equipment, net	10,925,833	10,969,669
Cavities and well development, net	9,833,687	9,164,003
Mineral leases	4,167,471	4,167,471
Total Fixed Assets	24,926,991	24,301,143

OTHER ASSETS
Water rights	3,150,582	3,150,582
Patents, net	18,697	19,535
Well and well development RSL	595,000	595,000
Equipment held and not yet in service	3,197,842	3,197,842
Deferred financing and acquisition costs, net	683,117	692,861
Rock School lease and reserves	3,300,000	3,300,000
Deposits and bonds	3,000	4,000
Restricted cash	1,343,250	1,312,908
Total Other Assets	12,291,488	12,272,728

TOTAL ASSETS	$47,386,415	$47,422,375

The accompanying notes are an integral part of these consolidated financial statements

Index

NATURAL RESOURCES USA CORPORATION
(formerly AmerAlia, Inc.)
Consolidated
Balance Sheets (Continued)

	September 30, 2010	June 30, 2010
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,644,831	$1,568,676
Royalties payable	1,149,254	1,134,905
Accrued expenses	658,323	595,783
Accrued expenses due to related parties	339,753	80,867
Current portion of notes payable	330,583	1,735,582
Current portion of capital lease obligations	8,656	9,256
Total Current Liabilities	4,131,400	5,125,069

LONG TERM LIABILITIES
Notes payable	14,515	16,993
Capital lease obligations	-	892
Asset retirement obligations	1,228,850	1,275,451
Total Long Term Liabilities	1,243,365	1,293,336
TOTAL LIABILITIES	5,374,765	6,418,405

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.05 par value; 1,000,000 authorized; 0 issued and outstanding	-	-
Common stock, $0.01 par value; 700,000,000 shares authorized; 352,413,582 issued and outstanding	3,524,136	3,524,136
Additional paid-in capital	147,887,754	147,838,026
Accumulated deficit	(109,400,240)	(110,358,192)
Total Stockholders' Equity	42,011,650	41,003,970

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$47,386,415	$47,422,375

The accompanying notes are an integral part of these consolidated financial statements

Index

NATURAL RESOURCES USA CORPORATION
(formerly AmerAlia, Inc.)
Consolidated
Statements of Income
(Unaudited)

	For the Three Months ended September 30,
	2010	2009

REVENUES	$6,377,273	$5,105,691

COST OF GOODS SOLD	(3,606,210)	(3,131,358)

GROSS PROFIT	2,771,063	1,974,333

EXPENSES
General and administrative	1,283,603	745,028
Depreciation and amortization expense	508,530	623,591

Total Expenses	1,792,133	1,368,619

INCOME FROM OPERATIONS	978,930	605,714

OTHER INCOME (EXPENSE)
Interest income	-	296
Interest expense	(20,978)	(68,639)

Total Other Income (Expense)	(20,978)	(68,343)

INCOME BEFORE INCOME TAX EXPENSE	957,952	537,371

Income tax expense	-	-

NET INCOME	$957,952	$537,371

INCOME PER SHARE
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	352,413,582	66,293,696
Diluted	352,477,044	66,345,259

The accompanying notes are an integral part of these consolidated financial statements

Index

NATURAL RESOURCES USA CORPORATION
(formerly AmerAlia, Inc.)
Consolidated
Statement of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2010	352,413,582	$3,524,136	$147,838,026	$(110,358,192)	$41,003,970

Fair value of options granted	-	-	49,728	-	49,728

Net income	-	-	-	957,952	957,952

Balance, September 30, 2010	352,413,582	$3,524,136	$147,887,754	$(109,400,240)	$42,011,650

The accompanying notes are an integral part of these consolidated financial statements

Index

NATURAL RESOURCES USA CORPORATION
(formerly AmerAlia, Inc.)
Consolidated
Statements of Cash Flows
(Unaudited)

	For the Three Months ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$957,952	$537,371
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of options granted	49,728	45,032
Depreciation and amortization	528,802	623,591
Change in Operating Assets and Liabilities:
Restricted funds	(30,342)	-
Accounts receivable	(195,261)	221,462
Inventory	(795)	(45,082)
Prepaid expenses	(50,143)	(25,040)
Accounts and royalties payable	14,065	492,896
Accrued expenses due to related parties	258,886	(15,969)
Accrued expenses	62,540	(46,861)

Net Cash Provided by Operating Activities	1,595,432	1,787,400

CASH FLOWS FROM INVESTING ACTIVITIES
Cavities and well development	(666,073)	(3,182,555)
Purchase of property and equipment	(447,157)	(176,041)

Net Cash Used in Investing Activities	(1,113,230)	(3,358,596)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution from related party	-	2,050,000
Proceeds from the issuance of debt	-	350,642
Payments on capital leases	(1,492)	(4,891)
Payments on debt	(1,407,477)	(5,495)

Net Cash Provided by (Used in) Financing Activities	(1,408,969)	2,390,256

NET INCREASE (DECREASE) IN CASH	(926,767)	819,060

CASH AT BEGINNING OF PERIOD	6,318,377	4,502,204

CASH AT END OF PERIOD	$5,391,610	$5,321,264

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes	$-	$-
Interest	$20,978	$68,639

The accompanying notes are an integral part of these consolidated financial statements

Index

NATURAL RESOURCES USA CORPORATION
(formerly AmerAlia, Inc.)
Condensed Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 1 -	BASIS OF CONSOLIDATED FINANCIAL STATEMENT PRESENTATION

Natural Resources USA Corporation (“Natural Resources” or “the Company”), was formerly known as AmerAlia, Inc. (“AmerAlia”) which was originally incorporated as Computer Learning Software, Inc. under the laws of the State of Utah on June 7, 1983 and renamed AmerAlia, Inc. in January 1984.  Until October 31, 2008, AmerAlia owned 100% of Natural Soda Holdings, Inc. (“Natural Soda Holdings”) and Natural Soda Holdings owned 46.5% of Natural Soda, Inc. (“Natural Soda”).  On October 31, 2008 AmerAlia completed a restructuring agreement wherein AmerAlia and Natural Soda Holdings issued new equity in exchange for cash, settlement of various debt obligations and to enable Natural Soda Holdings to acquire the 46.5% of Natural Soda previously owned by Sentient.  As of October 31, 2008, AmerAlia owned 18% of the equity of Natural Soda Holdings which owned 100% of the equity of Natural Soda.  On June 30, 2010 AmerAlia completed an exchange reorganization with Sentient whereby AmerAlia acquired 100% ownership of Natural Soda Holdings in exchange for the issue of 286,119,886 shares of its Common Stock.   Consequently, this last transaction is accounted for as a reorganization of entities under common control and in accordance with Accounting Standards Codification 805-50 Business Combinations, Related Issues, it requires retrospective presentation for all periods presented in these financial statements.  All material inter-company accounts and transactions have been eliminated in the consolidation accounts.

On September 14, 2010, at a Special Meeting of the shareholders of the Company, the Company’s shareholders approved changing the Company’s name to Natural Resources USA Corporation.

The accompanying unaudited consolidated financial statements have been prepared by Natural Resources pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed financial statements should be read in conjunction with Natural Resources’ most recent audited financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2010.  Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011.

For comparability, certain prior period amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2010.

NOTE 2 -	OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS

As a result of applying ASC 718 to stock options granted to board members, the Company recorded expenses of $49,728 and $45,032 for the three months ended September 30, 2010 and 2009, respectively. These expenses are included in the selling, general and administrative amount in the statement of operations.

Index

NOTE 2 -	OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS (CONTINUED)

Under ASC 718, the Company estimated the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for each of the grants, respectively; dividend yield of zero percent for all years; expected volatility of 223%; risk-free interest rates of 1.5% and expected lives of 3.0 years.  A summary of the status of the Company’s stock options and warrants as of June 30, 2010 and changes during the three months ended September 30, 2010 is presented below:

	Options, Warrants and SARs	Weighted Average Exercise Price
Outstanding June 30, 2010	450,000	$0.55
Granted	225,000	$0.37
Expired/Cancelled	-	-
Exercised	-	-
Outstanding September 30, 2010	675,000	$0.49
Vested, September 30, 2010	375,000	$0.59

The following summarizes the exercise price per share and expiration date of the Company’s outstanding options and warrants to purchase the Company’s common stock at September 30, 2010:

Expiration Date	Price	Number

June 30, 2011	$0.88	187,500
June 30, 2012	$0.29	187,500
June 21, 2013	$0.37	75,000
June 30, 2013	$0.37	225,000
		675,000

In June 2010, the shareholders approved the 2010 Directors’ Incentive Plan whereby each director (who is not an employee or officer) is granted an option to purchase 75,000 shares at a current market price when a person joins the Board of Directors.  In addition, an option to purchase 37,500 shares is granted to each such director sitting on the board at July 1 of each year.  The exercise price for these options is the closing market price on the day prior to the grant date, and the options have a three-year term.  All options under this plan vest and are exercisable six months after the date of grant.

NOTE 3 –	RELATED PARTY RECEIVABLES

We provide our executive officers with company credit cards for the purpose of paying company expenses incurred while travelling.  These charges are recorded as advances until claims for expenses are approved. The balance due from related parties was $14,982 at June 30, 2010 and $92,799 at September 30, 2010.

NOTE 4 –	RELATED PARTY TRANSACTIONS

As at September 30, 2010 Natural Soda Holdings paid or accrued obligations of $27,500 to reimburse Sentient $27,500 on behalf Tovolea Pty Ltd, a Sentient affiliate for staff support, Natural Soda Holdings also paid or accrued an obligation to Sentient of $39,500 for reimbursement of expenses paid for oil shale research, $52,600 reimbursement of costs incurred in investigating a prospective joint venture, $106,000 for various consulting fees and $7,000 in lieu of directors’ fees otherwise payable to directors who are Sentient employees.  Natural Soda Holdings has agreed to pay Tovolea Pty Ltd $110,000 annually for staff support.

Index

NOTE 5 –	SUBSEQUENT EVENTS

Early in 2010 Natural Soda Holdings applied to the BLM for a Research Development and Demonstration (“RD&D”) lease for the purpose of investigating the recovery of oil from oil shale.  In October 2010, the Washington office of the BLM advanced the nomination and has now requested its Colorado office to conduct a review of the project in accordance with the National Environmental Policy Act.

On November 10, 2010 the BLM advised Natural Soda of its approval of its proposal to modify its mine plan to increase its authorized plant production capacity from 125,000 to 250,000 tons of sodium bicarbonate per year.

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

Our business is to identify and develop natural resource assets.  Natural Resources’ direct subsidiary, Natural Soda Holdings, and its wholly-owned subsidiary, Natural Soda, own significant natural sodium bicarbonate resources utilized for the recovery and production of various sodium bicarbonate products, and water rights.

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

Deposits of oil shale lie below, above and are interspersed within the nahcolite contained within the sodium leases.  Early in 2010 Natural Soda Holdings applied to the BLM for a Research Development and Demonstration (“RD&D”) lease for the purpose of investigating the recovery of oil from oil shale.  In October 2010, the Washington office of the BLM advanced our nomination and has now requested its Colorado office to conduct a review of the project in accordance with the National Environmental Policy Act.  Ultimately, if we are granted a RD&D lease we will be allowed to conduct oil shale research during a ten year period over a 160 acre lease adjoining our existing sodium leases.  If we can meet substantial due diligence requirements, we could be granted a production lease over an additional 480 acres.

Shell Frontier Oil & Gas Co. (“Shell”) has three research, development and demonstration leases adjacent to Natural Soda’s sodium leases.  A Shell fact sheet, “Shell Exploration & Production Technology - to secure our energy future – Mahogany Research Project” reports an estimated potential recovery rate of up to one million barrels of oil per surface acre.

Index

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

Sodium Bicarbonate Sales and Revenue Performance

For the three fiscal years ended June 2009, our sales of sodium bicarbonate products averaged 100,438 tons per year.  In fiscal year 2010, as a result of investments we made in underground cavities and refinements to our production capability, we achieved sales of 107,179 tons.  This growth in sales is shown on a quarterly basis in the following graph, culminating in sales of 32,895 tons in the quarter ended September 30, 2010.  This represents an increase of 2.3% over the sales in the preceding June quarter and an increase of 36.7% over the quarter ended September 30, 2009.

Revenues were $6,377,273 for the quarter ended September 30, 2010, an increase of 25% over the comparable period in the prior year.  However, our revenue per ton decreased 8.1%.  Our cost of goods sold increased only 15% over the prior period but as we had increased tons sold by 37.6% over the prior period, our cost of goods sold per ton was reduced by 26.6% over the prior period.   Consequently, gross profit increased 40% from $1,974,333 in the prior period to $2,771,063 in the quarter ended September 30, 2010 and gross profit per ton increased by 26%.

As a consequence of the completion of the reorganization, general and administrative costs increased significantly over the prior period, from $745,028 to $1,283,603 for a variety of reasons including increased corporate travel, board and shareholder meeting expenses and various professional fees including fees paid to investigate the oil shale research activities, development of our water rights, investigation of a prospective joint venture and other various consulting fees.

 Depreciation and amortization expenses decreased by 18.5% compared to the prior period, from $623,591 to $508,530 or a reduction of 40% on a per ton basis, a further reflection of the impact of economies of scale on our production costs. The resulting income from operations was $978,930, an increase of 61.6% over the prior period.  Interest expense was reduced from $68,639 to $20,978 reflecting the reduced reliance on debt funding.

Index

With increased revenue and a small increase in cost of goods sold and some additional general and administrative expenses, net income was $957,952, a 78.3% increase on the $537,371 earned in the comparable prior period.  This is the most profitable quarter in our history.

Liquidity and Capital Resources

The notable feature of the cash flow being generated by this business during the quarter was our ability to invest $666,073 on cavities and their development, $447,157 on purchasing property and equipment.  In addition, we reduced our debt by $1,407,477, reduced capital leases by $1,492, set aside a further $30,342 in restricted cash, increased accounts receivable by $195,261 and increase prepaid expenses by $50,143. Conversely, we sourced $258,886 by increasing our obligations to related parties, accounts and royalties payable by $14,065 and our accrued expenses by $62,540.  As a result, we reduced our cash by $926,767 to a balance of $5,391,610 at the end of the period.

Following our successful endeavours to increase our well field capability and the efficiency of our above ground plant operations, we would like to further expand the capacity of our plant beyond the currently authorized 125,000 tons per year to 250,000 tons of sodium bicarbonate per year.  Our operations to recover sodium bicarbonate from our leases are governed by a BLM approved mine plan so that an increase in production capacity requires a modification to the mine plan and its approval by the BLM.  We submitted a revised mine plan with our desired modifications to the BLM and on November 10, 2010 the BLM advised us of its approval of our application.

Currently, Natural Soda is finalizing design plans and contract terms with HPD of Chicago, Illinois for the purchase and installation of an upgraded boiler and heat transfer system designed to support additional production volume from the existing production facility.  In addition, the new system will service a proposed second line of crystallizers, which has not yet been approved by the board.  Natural Soda expects to finalize the contract for the boiler during November.  The project will require approximately eight months and cost approximately $4.8 million.  The existing boilers will be retained as back up units.

During November 2010 we repaid the outstanding balance of $321,847 as at September 30, 2010 on our factoring facility so that we can now use our surplus cash flow to fund the investment in the new boiler.

Under the terms of a Licence Agreement Natural Soda Holdings entered into with Peter Cassidy, an officer and director of Sentient, as discussed more fully in our annual report, Natural Soda Holdings is obliged to pay for a research program related to its application for a RD&D lease.  In September 2010, Natural Soda Holdings contracted with Monash University of Australia to have Monash perform research on oil shale. This basic research supports our efforts to investigate potential solutions to develop petroleum products from the oil shale.  The research at Monash is integral to our oil shale project and is designed to test concepts that may later be used on-site should we gain full approval from the BLM of our RD&D application. We expect to spend approximately $500,000 during the next twelve months with Monash.

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

Index

ITEM 4:          CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 and Item 307 of Regulation S-K we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures during the three months ended September 30, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer who concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II:        OTHER INFORMATION.

ITEM 1:          LEGAL PROCEEDINGS

Natural Resources is not subject to any legal proceeding.

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

As of September 30, 2010, Natural Soda is the applicant in the following cases pending in the Water Court:

•	Water Division No. 5: Case No. 1998CW315,
•	Water Division No. 6: Case Nos. 2010CW10, 2010CW11, 2010CW12, 2010CW13, 2010CW14, 2010CW32, 2010CW33 and 2010CW34.

As of September 30, 2010, Natural Soda has filed a statement of opposition in the following cases pending in Water Division No. 5; Case Numbers:
•	2003CW82 - Exxon Mobile Corporation,
•	2003CW309 - Encana Oil & Gas (USA), Inc.,
•	2003CW318 - Encana Oil & Gas (USA), Inc.,
•	2004CW110 - Shell Frontier Oil & Gas, Inc.,
•	2005CW285 - Exxon Mobile Corporation,
•	2005CW294 - Exxon Mobile Corporation,
•	2006CW263 - Exxon Mobile Corporation,
•	2006CW265 - Exxon Mobile Corporation,
•	2007CW242 - Puckett Land Company,
•	2007CW253 - XTO Energy Inc.,
•	2007CW254 - Williams Production RMT Company,
•	2008CW182 - EnCana Oil and Gas (USA), Inc. and
•	2008CW199 - Exxon, 2008CW203 - Exxon.

As of September 30, 2010, Natural Soda has filed a statement of opposition in the following cases pending in Water Division No. 6; Case Numbers:
•	2010CW27 - YZ Ranch
•	2010CW29 - Shell Frontier Oil & Gas (USA), Inc.

Of the cases in which Natural Soda has filed a statement of opposition, a case that may particularly affect Natural Soda’s interests is Shell Frontier Oil & Gas, Inc.’s application in Case No. 2004CW110 to move a water right from a tributary of the White River to a point on the White River lower down river than the diversion point for Natural Soda’s White River direct pumping rights. If Shell were to be successful in their application, it might adversely impact the value of our White River water rights. We intend to vigorously oppose this move.

Index

ITEM 2:          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 1, 2010 we granted options to acquire 225,000 shares of our common stock at $0.37 per share to our non-executive directors in accordance with the terms of the 2010 Directors Incentive Plan.  The options vest on January 2, 2011 and expire on June 30, 2013.

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

Date: November 12, 2010	NATURAL RESOURCES USA CORPORATION

	By:	/s/ Robert van Mourik
Robert van Mourik Chief Financial Officer