Form 10-K/A
period 2010-06-30
Natural Resources USA Corp
filed 2011-02-07
CIK 811419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission file number: 000-15474
NATURAL RESOURCES USA CORPORATION.
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
Yes ☐    No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No ☒

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No☒

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

The number of shares of the Registrant’s Common Stock outstanding as of January 25, 2011 was 352,413,582.

EXPLANATORY NOTE

As used herein, the terms “we,” “us,” “our,” “Natural Resources,” and the “Company” refer to Natural Resources USA Corporation and do not refer to our wholly owned subsidiary, Natural Soda Holdings, Inc. (“Natural Soda Holdings” or ”NSHI”) and NSHI’s wholly-owned subsidiary, Natural Soda, Inc. (“Natural Soda” or ‘NSI”), unless otherwise indicated.

This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2010 as filed with the United States Securities and Exchange Commission (the “SEC”) on September 28, 2010 (the “Original Filing”), is being filed in order to provide the information required by Part III of Form 10-K (the “Part III Information”).  The Part III Information was intentionally omitted from the Original Filing as the Company intended to file the Part III Information in its Definitive Proxy Statement pursuant to Regulation 14A under the Exchange Act of 1934, as amended (the “Exchange Act”), for its Annual Meeting of Shareholders for the fiscal year ended June 30, 2010 (the “Definitive Proxy Statement”).

In accordance with the instructions to Form 10-K, the Company was required to file the Definitive Proxy Statement containing the Part III Information by October 28, 2010.  Due to internal discussion regarding the nature and content of the proposals to be submitted to the Company’s shareholders at its Annual Meeting of Shareholders for its fiscal year ended June 30, 2010, the Company filed the Definitive Proxy Statement on January 12, 2011.  Consequently, the Company is filing this Amendment No. 1 to provide the Part III Information to the SEC on Form 10-K.

Except as described above, no other amendments have been made to the Original Filing. This Amendment No. 1 continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained therein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

PART IIII

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Identification of Directors, Executive Officers, and Significant Employees.

The following table sets forth certain information with respect to our current directors and executive officers.  The directors hold office until their successors are duly elected and qualified by the Company’s shareholders, and the officers are appointed by, and serve at the pleasure of, the Company’s Board of Directors.  The ages of the directors and executive officers are shown as of June 30, 2010.

Name	Current Office	Principal Occupation	Director/Officer/ Since	Age
Bill H. Gunn	Chairman of the Board and CEO	Chairman and CEO of Natural Resources	February 1984	68

Robert C.J. van Mourik	Chief Financial Officer, Secretary, Treasurer and Director	CFO of Natural Resources	January 1989	57

Neil E. Summerson(1)	Director	Director of numerous Australian public and private companies	September 1990	63

Geoffrey C. Murphy(1)	Director	Principal, Valor Leadership Partners, LLC.	June 1999	69

James V. Riley(1)	Director	Retired	October 2001	73

J. Jeffrey Geldermann(1)	Director	President of Credentials, Inc.	June 2004	60

Robert C. Woolard	Director	Retired	May 2004	74

Alan De’ath	Director	President of Ivernia, Inc.	June 2010	56

Paul-Henri Couture	Director	President – Sentient Asset Management Canada Ltd	June 2010	55

Michel Marier	Director	Investment Analyst, Sentient Asset Management Canada Ltd	June 2010	36

Bradley Bunnett	President and Chief Operating Officer	President and COO of Natural Resources	June 2010	44

Robert Warneke(2)	Executive Director of Manufacturing of Natural Soda	Executive Director of Manufacturing of Natural Soda	August 2007	54
(1)	Indicates that the director or nominee is “independent” in accordance with Section 803A of the NYSE Amex Equities Company Guide.

(2)	Mr. Warneke is an executive officer of Natural Soda, a wholly-owned subsidiary of Natural Soda Holdings, which is itself a wholly owned subsidiary of the Company.

The following is a description of the business background of the directors, executive officers, and significant employees of Natural Resources as of June 30, 2010.

Bill H. Gunn

Mr. Gunn graduated with a degree in Commerce from the University of Queensland, Australia in 1963, achieving his Accounting Certificate from the University of Queensland in the same year.  Subsequently, he was admitted as a member of the Australian Society of Certified Practising Accountants and has successfully completed and passed the examinations for admittance as a Certified Public Accountant (CPA) in the USA.

Mr. Gunn has been a self-employed investor, CPA, and a director of several Australian Stock Exchange listed public companies, as well as a number of majority owned private corporations.   Since February 1984 he has been Chairman and CEO of Natural Resources. In June 2010 he relinquished the role of President of Natural Resources.

Mr. Gunn is also a director of Green SEA Resources Inc. (“GSR”), a wholly-owned subsidiary of The Sentient Group and its affiliates.

Robert C.J. van Mourik

Mr. van Mourik served as Executive Vice President until June 2010, has served as Chief Financial Officer, Treasurer and Secretary of Natural Resources since 1989 and was elected a director in September 1990.  In June 2010, Mr. van Mourik relinquished the role of Executive Vice President and will retire as a director at the Company’s annual meeting of shareholders for its fiscal year ended June 30, 2010.  Mr. van Mourik graduated in 1974 with a Bachelor of Applied Science (Applied Chemistry) from the Victoria Institute of Colleges, Australia and in 1981 with a Master’s Degree in Business Administration from the University of Newcastle, Australia.  He is a Fellow of the Australian Institute of Company Directors.

Neil E. Summerson

Mr. Summerson is a director of several Australian listed and unlisted public companies and closely held, private companies.  He is a director of Bank of Queensland Ltd, Moore Stephens (Qld) Limited, Pioneer Permanent Building Society Limited, Home Building Society Limited, PQ Lifestyles Limited and Australian Made Campaign Limited; Australian public companies.  He is a Fellow of the Institute of Chartered Accountants and a Fellow of the Australian Institute of Company Directors.

Geoffrey C. Murphy

In 2009 Mr. Murphy became a principal of Valor Leadership Partners, LLC, a consulting firm.  Previously, he was employed as the Senior Vice President of Citrico Holdings, Inc., a company engaged in the manufacture of lemon-based products from September, 2001 until September, 2004.

James V. Riley

In 1975, Mr. Riley founded Transportation Media, Inc. and served as its President and Chief Executive Officer until the company was sold to Clear Channel Communications in February 1998.  The corporation, now known as Clear Channel Airports, specializes in the operation, marketing and sales of media programs at airports.  Mr. Riley retired as the Chairman of Clear Channel Airports in March 2005.  Mr. Riley will retire as a director at the Company’s annual meeting of shareholders for its fiscal year ended June 30, 2010.

J. Jeffrey Geldermann

Mr. Geldermann is and has been since 1997, President of Credentials, Inc., a company offering computer based electronic academic qualifications verification services used by colleges and universities.

Robert C. Woolard

Mr. Woolard retired in August 2003 after being in the brokerage and investment banking business for 45 years.  His last 5 years were spent at Stifel, Nicolaus & Company, a member firm of the New York Stock Exchange as a Vice-President/Account Supervisor in the Investment Banking Department.  Mr. Woolard will retire as a director at the Company’s annual meeting of shareholders for its fiscal year ended June 30, 2010.

Alan M. De’ath

Mr De’ath was appointed President of Ivernia, Inc., a TSX listed public company, in 2003 after joining the company in 2000.  He has over 30 years of experience in the mining industry including a 20-year career with Rio Tinto in Europe and two years as CFO with TVX Gold in Toronto.  Mr. De’ath is also an officer and director of GSR.  GSR owns a controlling interest in Ivernia.

Paul-Henri Couture

Mr. Couture joined Sentient in 2009 as President of Sentient Asset Management Canada. He has over 30 years of experience as a financial management and investment professional.  From 1983 to 2009, he served in various management positions at the Caisse de dépôt et placement du Québec.  He was in charge of the Natural Resources, Distress and Restructuring, and New Products portfolios in the Private Equity Group when he left.  He graduated with a Bachelor’s degree in business administration from HEC Montreal in 1976 and is a Certified Financial Analyst.

Michel Marier

Mr. Marier is an investment analyst with Sentient Asset Management Canada Limited where he has worked since June 2009.  From June 2006 until June 2009 he was an investment analyst with the Caisse de dépôt et placement du Québec.  He has a Bachelor’s degree in finance and international finance and Master’s degree in Finance.  He is a Certified Financial Analyst.  Mr. Marier will retire as a director at the Company’s annual meeting of shareholders for its fiscal year ended June 30, 2010.

Bradley Bunnett

Mr. Bunnett is President and Chief Operating Officer of Natural Resources and was appointed to those roles in June 2010.  In addition, he is President of Natural Soda Holdings and Natural Soda.  Previously, he was Vice President of Sales & Marketing for Energy Supplements International in Fullerton, California from July 2002 until he joined Natural Soda in April 2004 as Executive Director, Marketing.

Robert (“Bob”) Warneke

Mr. Warneke joined Natural Soda in August 2007.  He has 29 years of manufacturing experience in industrial, chemical and mineral industries.  He was employed by FMC Corporation for 14 years until 1993 progressing in engineering and management.  In 1993 he joined North American Chemical Company and its successor companies as the plant manager of a new sodium bicarbonate plant in Rifle which is now the NSI plant.  He transferred from IMC Chemical Company in 2000 to become plant manager of its soda ash facility in California until his return to Colorado in early 2007.

Family Relationships

There are no family relationships among the Company’s directors of officers.  No arrangement exists between any of the above directors and officers pursuant to which any one of those persons was elected to such office or position.

Involvement in Certain Legal Proceedings:

During the past ten years, no director or executive officer of Natural Resources has:

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

Corporate Governance

Nominating Committee

The Company does not have a separate Nominating Committee.  The independent members of the Board currently function as the Company’s Nominating Committee in recommending nominees for election as directors.

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board.

Audit Committee

Our Audit Committee is currently comprised of three directors all of whom, in the opinion of the Board, are independent in accordance with Rule 10A-3 of the Exchange Act and Section 803A of the NYSE Amex Equities Company Guide: Neil E. Summerson (Chairman), Geoffrey C. Murphy and James V. Riley.  The Board has determined that Neil E. Summerson and Geoffrey C. Murphy are both qualified to be and are “financial experts” as defined under Item 407(d)(5)(ii) and (iii) of Regulation S-K.

Code of Ethics

The Company has adopted a code of ethics that applies to our principal executive, financial and accounting officers.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires Natural Resources’ directors and officers and persons who own more than 10% of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC.  Directors, officers, and greater-than-10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports filed.

Based solely on its review of the copies of the reports it received from persons required to file, the Company believes that during the period from July 1, 2009 through June 30, 2010, all filing requirements applicable to officers, directors, and greater-than-10% shareholders have been met in accordance with the requirements of Section 16(a), other than the following reports:

Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Alan De’ath	Three	Two	None
Paul-Henri Couture	One	None	None
Michel Marier	One	None	None
Bradley Bunnett	One	Two	None
Robert Warneke	One	None	None

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation paid to our executive officers during the two fiscal years ended June 30, 2010.  Mr. Gunn, and Mr. van Mourik were the only executive officers receiving or accruing compensation exceeding $100,000 during our fiscal year ended June 30, 2010, as shown below.  None of our executive officers are subject to employment agreements.  The compensation of our executive officers is determined by the Compensation Committee of the Board.  Mr. Gunn also receives a salary of $100,000 per year from Natural Soda that is paid directly by Natural Soda.  As a consequence of the exchange reorganization completed on June 30, 2010 whereby Natural Soda is now a wholly owned subsidiary of Natural Resources, Mr. Gunn will be paid one combined salary.

Name and Principal Position (1)	Year	Salary (2) $	Bonus $	Stock Awards $	Option Awards $	Non-equity incentive plan compensation $	Non-qualified deferred compensation earnings $	All other compensation $	Total $
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Bill H. Gunn
Chief Executive	2010	114,000	-0-	-0-	-0-	-0-	-0-	-0-	114,000
Officer	2009	114,000	-0-	-0-	-0-	-0-	-0-	-0-	114,000

Robert van
Mourik	2010	164,000	-0-	-0-	-0-	-0-	-0-	-0-	164,000
Chief Financial	2009	164,000	-0-	-0-	-0-	-0-	-0-	-0-	164,000
Officer

(1)
At June 30, 2010 accrued unpaid compensation, interest, expenses and advances to the Company of $Nil and $11,867 were due to Bill H. Gunn and Robert van Mourik respectively (at June 30, 2009: $48,769 and $1,132, respectively).  These amounts also include $14,000 director’s fees due annually.  In addition, prior to the exchange reorganization, Bill H. Gunn was paid a separate salary of $100,000 by NSI.

Natural Resources does not have a group medical insurance plan for its executive officers although Mr. Gunn participates in a comprehensive group medical insurance plan that Natural Soda provides for its employees.  While the Company has no retirement plans, Natural Soda contributes matching contributions to a 401(k) plan for Mr. Gunn, Mr. Bunnett and Mr. Warneke.

We have no plans for the payment or accrual for payment of any amounts to any executive officer in connection with his resignation, retirement, or other termination, or change of control or change in the executive officer's responsibilities.  We have no long term incentive compensation plans, defined benefit plans, or actuarial plans.  There are no plans to pay bonuses or deferred compensation to employees of Natural Resources.

2010 Stock Option Plan

In June 2010, the Board adopted a stock option plan for its officers, employees, and consultants.  The Board (through its compensation committee) can issue options under this plan to acquire up to 25,000,000 shares to officers, employees and consultants.  The Plan is intended to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to our success by offering them an opportunity to participate in our future performance through awards of stock options.  In each case, the Board (through its compensation committee) will determine the price at which options may be issued, the term of the options, and the number of options to be issued.  In no case may the exercise price be less than the market value of the underlying shares at the time of grant. Our shareholders approved this Plan at the annual meeting of shareholders held in June 2010.  No officer exercised stock options during the fiscal year ended June 30, 2010.  There are no outstanding stock options at June 30, 2010 held by any officer.

In accordance with the terms of this plan, on January 18, 2011 we granted options to subscribe for 875,000 shares of Common Stock to each of Bill H. Gunn, Robert van Mourik, Bradley F. Bunnett and Robert Warneke.  The options expire on January 18, 2016 and vest as to one third on each of the first, second and third anniversaries of the grant date.

DIRECTOR COMPENSATION

Our directors are authorized to receive $14,000 cash compensation per year for their services as directors.  In addition, the Chairman of the Audit Committee receives $6,000 per year and other Audit Committee members $4,000 per year; the Chairman of the Compensation Committee receives an additional $2,000 per year.  These arrangements were approved September 10, 2002 as of July 1, 2002.  We also reimburse directors for expenses incurred on behalf of the Company.  The option awards data represent the dollar amount recognized for financial statement reporting purposes for the fair value of stock options granted to each of the named directors in accordance with ASC 718.

Name (a)	Year	Fees earned or paid in cash $ (b)	Stock Awards $ (c)	Option Awards $ (d)	Non-equity incentive plan compensation $ (e)	Non-qualified deferred compensation earnings $ (f)	All other compensation $ (g)	Total $ (h)
Neil E.
Summerson	2010	20,000	-0-	18,013	-0-	-0-	-0-	38,013
Geoffrey C.
Murphy	2010	20,000	-0-	18,013	-0-	-0-	-0-	38,013
James V.
Riley	2010	18,000	-0-	18,013	-0-	-0-	-0-	36,013
Robert C.
Woolard	2010	14,000	-0-	18,013	-0-	-0-	-0-	32,013
J. Jeffrey
Geldermann	2010	14,000	-0-	18,013	-0-	-0-	-0-	32,013
Alan M.
De’ath	2010	-	-0-	4,143	-0-	-0-	-0-	4,143

2010 Directors’ Incentive Plan

In June 2010, the Board of Directors adopted a plan by which each director (who is not an employee or officer) is granted:

•	an option to purchase 75,000 shares at a current market price upon joining the Board of Directors; and

•	an option to purchase 37,500 shares on July 1 of each year he remains a director.

The options have a three-year term and are exercisable six months after the date of grant.

The following table summarizes information with respect to each non-executive director’s outstanding stock options at June 30, 2010.

	Option Awards
Name (a)	Number of securities underlying unexercised options # Exercisable (b)	Number of securities underlying unexercised options # Unexercisable (c)	Option exercise price $ (e)	Option expiration date (f)
Neil E. Summerson	37,500	-	0.88	6/30/11
	37,500	-	0.29	6/30/12
Geoffrey C. Murphy	37,500	-	0.88	6/30/11
	37,500	-	0.29	6/30/12
James V. Riley	37,500	-	0.88	6/30/11
	37,500	-	0.29	6/30/12
Robert C. Woolard	37,500	-	0.88	6/30/11
	37,500	-	0.29	6/30/12
J. Jeffrey Geldermann	37,500	-	0.88	6/30/11
	37,500	-	0.29	6/30/12
Alan De’ath	75,000	-	0.37	6/23/13

On July 1, 2008, we granted 37,500 options to acquire shares of Common Stock at $0.88 per share exercisable until June 30, 2011 to each of the following non-executive directors:

•	Geoffrey C. Murphy;
•	Neil E. Summerson;
•	James V Riley;
•	Robert C. Woolard; and
•	J. Jeffrey Geldermann.

On July 1, 2009, we granted 37,500 options to acquire shares of Common Stock at $0.29 per share exercisable until June 30, 2012 to each of the following non-executive directors:

•	Geoffrey C. Murphy;
•	Neil E. Summerson;
•	James V Riley;
•	Robert C. Woolard; and
•	J. Jeffrey Geldermann.

On June 21, 2010, we granted 75,000 options to acquire shares at $0.37 per share exercisable until June 21, 2013 to Alan De’ath on his appointment to the board.  These options vested on December 21, 2010.

On July 1, 2010, we granted 37,500 options to acquire shares of Common Stock at $0.37 per share exercisable until June 30, 2013 to each of the following non-executive directors:

•	Geoffrey C. Murphy;
•	Neil E. Summerson;
•	James V Riley;
•	Robert C. Woolard;
•	J. Jeffrey Geldermann; and
•	Alan De’ath.

These options vested on January 3, 2011.

On December 16, 2010, the Board determined to grant options to purchase 875,000 shares of the Company’s common stock to each of Bill Gunn, Brad Bunnett, Robert van Mourik and Bob Warneke (the “Executive Options”) pursuant to the Company’s 2010 Stock Option Plan.  The exercise price of the Executive Options will be determined on a 30-day volume weighted trading average price beginning on the date of Board action.  The Executive Options vest annually over a three period and become fully exercisable on a change of control of the Company.

Compensation Interlocks and Insider Participation

There were no Compensation Committee “interlocks” during our fiscal years ended June 30, 2010 and 2009, which generally means that no executive officer of the Company served as a director or member of the compensation committee of another entity, which had an executive officer serving as a director or member of the Company’s Compensation Committee.

OTHER ARRANGEMENTS

Except as described herein, no officer or director of Natural Resources has been or is being paid any cash compensation, or is otherwise subject to any deferred compensation plan, bonus plan or any other arrangement and understanding whereby such person would obtain any cash compensation for his services for and on behalf of Natural Resources except that for the financial years ended June 30, 2010 and 2009 an allowance for interest on unpaid outstanding compensation, directors fees and expenses reimbursement was accrued as follows:

Director	Fiscal year ended June 30,
	2010	2009

Robert van Mourik	$11,867	$32,806
Bill H. Gunn		13,878
Geoffrey C. Murphy	-	7,717
Neil E. Summerson	-	3,727
James V. Riley	-	3,337
Robert C. Woolard	-	3,011
J. Jeffrey Geldermann	-	2,902
Total:	$11,867	$67,378

Employment Contracts and Termination of Employment and Change-in-Control Arrangements.

Natural Resources has no compensation plan or arrangement with respect to any executive officer which plan or arrangement results or will result from the resignation, retirement or any other termination of such individual's employment with the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At January 25, 2011, we had one class of outstanding voting securities, our shares of common stock (“Common Shares”), with 352,413,582 Common Shares on issue.  The following table sets forth information as of January 25, 2011 on the ownership of Common Shares for all directors, individually, all executive officers, all executive officers and directors as a group, and all beneficial owners of more than five percent of our Common Shares.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of Common Stock subject to options and warrants exercisable within 60 days of December 20, 2010 are deemed outstanding for computing the percentage of the person or entity holding such securities but are not outstanding for computing the percentage of any other person or entity.  The following shareholders have sole voting and investment power with respect to the Common Shares unless indicated otherwise.

Name & Address of Beneficial Owner	Amount & Nature Of Beneficial Ownership		Percent of Common Shares*

James V. Riley	2,083,733	(1)	0.59
J. Jeffrey Geldermann	1,210,500	(2)	0.34
Bill H. Gunn	1,064,445	(3)	0.30
Robert C. Woolard	1,088,119	(4)	0.31
Geoffrey C. Murphy	776,993	(5)	0.22
Robert van Mourik	545,385	(6)	0.15
Neil E. Summerson	516,417	(7)	0.15
Bradley F. Bunnett	16,200		**
Robert Warneke	0		**
Alan De’ath	112,500	(8)	**
Paul-Henri Couture	0		**
Michel Marier	0		**
Leigh Hall	0		**
Wayne Richardson	0		**
Alan You Lee	0		**

Officers, Directors and Director Nominees as a Group (15 persons)	7,414,292	(9)	2.10%

Sentient USA Resources Fund, LP	339,574,381	(10)	94.9%
Landmark Square 64 Earth Close West Bay Beach South Grand Cayman KY1-117 Cayman Islands

*
Percent of Common Shares is calculated individually (or as a group) assuming an individual (or all members of a group) exercises its options or any other rights it might have to take up additional Common Shares.  The calculations assume that other holders of equity interests do not exercise their rights unless they are part of the same group.  The calculation is based on a total of 352,413,582 Common Shares plus the number of applicable options or rights in each case.

**	Indicates less than 1%.

(1)
Includes 1,971,233 shares of Common Stock held by the James V. Riley Revocable Trust, options held  to acquire 37,500 Common Shares at $0.88 until June 30, 2011, options to acquire 37,500 Common Shares at $0.29 until June 30, 2012 and options to acquire 37,500 Common Shares at $0.37 until June 30, 2013.

(2)
Includes options to acquire 37,500 Common Shares at $0.88 until June 30, 2011, options to acquire 37,500 Common Shares at $0.29 until June 30, 2012 and options to acquire 37,500 Common Shares at $0.37 until June 30, 2013.

(3)	Includes 131,960 Common Shares owned by Gunn Development Pty. Ltd. (of which Mr. Gunn is a controlling shareholder).
(4)
Includes 21,932 Common Shares held in Mr. Woolard's IRA account, options to acquire 37,500 Common Shares at $0.88 until June 30, 2011, options to acquire 37,500 Common Shares at $0.29 until June 30, 2012 and options to acquire 37,500 Common Shares at $0.37 until June 30, 2013. Also includes the following Common Shares in which Mr. Woolard disclaims any beneficial interest:  21,937 Common Shares held in an IRA account for Karen O Woolard and 931,619 Common Shares held by the Karen O Woolard Trust.

(5)
Includes options to acquire 37,500 Common Shares at $0.88 until June 30, 2011, options to acquire 37,500 Common Shares at $0.29 until June 30, 2012 and options to acquire 37,500 Common Shares at $0.37 until June 30, 2013.

(6)
Includes 240,760 Common Shares owned by Ahciejay Pty. Ltd. as trustee for The R.C.J. Trust, and 304,125 Common Shares held in trust for the R.C.J. Superannuation Fund, as to both of which Mr. van Mourik and his family are beneficiaries.

(7)
Includes 400,167 Common Shares held by held by Glendower Investments Pty Ltd as trustee for a trust of which Mr. Summerson and his family are beneficiaries; 3,750 Common Shares held by held by Glendower Properties Pty Ltd as trustee for a trust of which Mr. Summerson and his family are beneficiaries; and options held directly to acquire 37,500 Common Shares at $0.88 until June 30, 2011, options to acquire 37,500 Common Shares at $0.29 until June 30, 2012 and options to acquire 37,500 Common Shares at $0.37 until June 30, 2013.

(8)	Includes options to acquire 75,000 shares at $0.37 per share until June 21, 2013 and options to acquire 37,500 shares at $0.37 per share until June 30, 2013.
(9)	Includes beneficial ownership of Messrs. Riley, Geldermann, Gunn, Woolard, Murphy, van Mourik, Summerson, Bunnett and De’ath as described in notes 1, 2, 3, 4, 5, 6, 7 and 8 above.
(10)	Includes the right to purchase 5,500,000 Common Shares for $0.36 each until October 31, 2011 subject to certain conditions.

To the best of our knowledge, there are no arrangements, understandings or agreements relative to the disposition of any of our securities, the operation of which would at a subsequent date result in a change in control of Natural Resources.

Change in Control

We are not aware of any arrangement that might result in a change in control in the future.

EQUITY COMPENSATION PLANS

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

Transactions with Management and Others

The following sets out information regarding transactions between officers, directors and significant shareholders of Natural Resources during the most recent fiscal year and subsequently.

During the year ended June 30, 2010, Sentient contributed $4,510,000 of capital to the Company to fund the expansion of Natural Soda’s nahcolite resources, to explore further utilization of Natural Soda’s water rights and potential oil shale and to reimburse Sentient for payment of certain expenses, to pay Sentient for providing consulting services to Natural Soda Holdings and for additional working capital.

Natural Soda Holdings paid Sentient $790,846 for reimbursement of certain expenses and for providing management consultancy services related to Natural Soda Holdings’ business development activities in December 2009.

On June 30, 2010, Natural Soda Holdings paid $350,010 to Sentient to reimburse expenses paid in relation to oil shale research and investigations.  Natural Soda Holdings also made provision to pay $30,000 to Tovolea Pty Ltd for management services and to pay Sentient $39,000 for reimbursement of other expenses.  In addition, Natural Soda Holdings made provision of $19,500 to pay Stephen Dunn, a Sentient associate, for consulting services.

Following the completion of the restructuring agreement on December 31, 2008, Gunn Development Pty Ltd, a company in which Bill H. Gunn, Chief Executive Officer of the Company is a long-time 66% shareholder, provided independent consulting, aerial and other commercial services to The Sentient Group (“SGL”).  Gunn Development Pty Ltd received $200,000 in fiscal year 2009 and $200,000 in fiscal year 2010 from SGL.  Similarly, Robert van Mourik, Chief Financial Officer of the Company, has also provided independent consulting services to SGL in Australia.  He received approximately $28,000 in fiscal year 2009 and $28,000 in fiscal year 2010.  To the Company’s knowledge, the services provided to SGL were unrelated to the Company, Natural Soda Holdings or Natural Soda and represented the market value for such services.  To the Company’s knowledge, neither Gunn Development Pty Ltd nor Robert van Mourik has any on-going obligation to provide services to SGL.

License Agreement

On June 30, 2010, Natural Soda Holdings and Natural Soda entered into a License Agreement with Peter Cassidy, an officer and director of SGL (the “License Agreement”), pursuant to which Mr. Cassidy licensed patented technology relating to oil shale processing (the “Licensed Technology”) to Natural Soda Holdings and Natural Soda for the lump sum of $100, solely for research and development purposes.  The License Agreement specifically prohibits the use of the Licensed Technology by Natural Soda Holdings or Natural Soda for any income generating activities or any activities intended to produce commercial quantities of oil shale products (the “Prohibited Activities”).  If at any time Natural Soda Holdings or Natural Soda desire to engage in the Prohibited Activities, Mr. Cassidy agreed to negotiate in good faith in respect of a royalty and license agreement of the Licensed Technology to enable Natural Soda Holdings and Natural Soda to engage in the Prohibited Activities.  If Mr. Cassidy determines to license the Licensed Technology to an independent third party, Mr. Cassidy agreed to provide Natural Soda Holdings and Natural Soda with a right of first offer to license the License Technology.  During the year ended June 30, 2010 Natural Soda Holdings paid $350,010 to SGL to reimburse it for expenses paid in association with developing this oil shale technology.

During the term of the License Agreement, Natural Soda Holdings and Natural Soda have agreed to pay for a research program related to the Licensed Technology.

Reimbursement Agreement

On June 30, 2010, Natural Soda Holdings entered into a Cost Reimbursement Agreement (the “Reimbursement Agreement”) with SGL.  Pursuant to the Reimbursement Agreement, Natural Soda Holdings agreed to reimburse SGL for services provided by SGL to Natural Soda Holdings and Natural Soda and for the cost of goods and services provided by third parties to or for the benefit of Natural Soda Holdings and Natural Soda but billed to SGL.

Consulting Agreement

On November 21, 2009, Natural Soda Holdings entered into a Consulting Agreement (the “Consulting Agreement”) with Toveloa Pty Limited, an Australian company controlled by Alan You Lee, an affiliate of SGL and Sentient, pursuant to which Mr. Lee agreed to provide certain consulting services to Natural Soda Holdings for $110,000 per year.

At a meeting of its board of directors on June 28, 2010, the board of directors and shareholders of Natural Soda Holdings ratified and approved the License Agreement, the Reimbursement Agreement and the Consulting Agreement.

Rights to the name “AmerAlia”

Subsequent to our year end, on July 29, 2010 the Board agreed that upon completion of the registration of the name change with the Secretary of State of the State of Utah, the Company assign all rights of the Company to the name “AmerAlia, Inc.” and to the domain name “ameralia.com” to Robert van Mourik and Bill Gunn for nominal consideration.  This change of name was approved by the shareholders on September 14, 2010 and the subsequent filing of the amended Articles of Incorporation by the Company in the State of Utah caused the corporate name “AmerAlia, Inc.”  to cease to exist.

Corporate Loans – Loans to Natural Resources

Over several years, officers and directors advanced loans to Natural Resources as detailed in the Notes to the Financial Statements. These comprised advances to us, as well as accrued but unpaid compensation, directors’ fees and interest. The following summarises our remaining liabilities to related parties as at June 30, 2010:

Director	June 30, 2010

Robert van Mourik	$11,867

Customer Relationship

Bunnett & Company is Natural Soda’s largest customer representing 23% of NSI’s sales by revenue in FY2010.  The principal of Bunnett & Company is Mr. Bill Bunnett, Brad Bunnett’s father.

No Other Relationships

No nominee or director of Natural Resources is, or has been, a partner or executive officer of any investment banking firm that has performed services for the Company during the last fiscal year or that the Company proposes to have perform services during the current year.

List All Parents of the Company

Under Rule 405 of Regulation C, the term “parent” when used with respect to Natural Resources means an affiliate controlling the Company directly or indirectly through one or more intermediaries.  One entity that has the ability to control the Company (other than its Board and shareholders generally) is Sentient through its beneficial ownership of 95% of our Common Shares.

Transactions with Promoters

Not applicable.

Director Independence

As of June 30, 2010, we had six independent directors:

–	Neil E. Summerson;

–	Geoffrey C. Murphy;

–	James V. Riley

–	J. Jeffrey Geldermann;

–	Robert C. Woolard; and

–	Alan De’ath.

Subsequent to our year end, we determined that Mr. De’ath no longer qualifies as an independent director.

An “independent” director is a director whom the Board has determined satisfies the requirements for independence under Section 803A of the NYSE Amex Equities Company Guide.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

HJ & Associates, LLC was the independent registered public accounting firm for Natural Resources during the fiscal year ended June 30, 2010.

Our financial statements have been audited by HJ & Associates, LLC, independent registered public accounting firm, for the years ended June 30, 2010, 2009, 2008, 2007 and 2006.

For the fiscal years ended June 30, 2010 and 2009, HJ & Associates has billed the Company the following amounts for services provided.

	Year ended June 30,
	2010	2009

Audit fees	$121,600	$131,800
Audit related fees	-	-
Tax fees	9,400	21,150
All other fees	-	-
	$131,000	$152,950

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

 Certain of the following exhibits are hereby incorporated by reference pursuant to Rule 12b-23 as promulgated under the Securities and Exchange Act of 1934, as amended, from the reports noted below:

Exhibit No.	Description

3.1 (b)	Restated Articles of Incorporation
3.2 (a)	Bylaws of AmerAlia, Inc.
3.3 (ii)	Amendment to Bylaws of Natural Resources USA Corporation
10.6 (e)	Form of Distributor agreements for marketing of sodium bicarbonate.
10.7 (e)	General Services Agreement with Raytheon Engineers & Constructors, Inc.
10.8 (f)	First Amendment to Special Warranty Assignment, Royalty Reservation, and Minimum Royalty Payment between AmerAlia and E.E. Kinder Co.
10.9 (f)	Consulting Agreement between AmerAlia and E.E. Kinder Co.
10.10 (f)	U.S. Government Sodium Lease
10.11 (g)	Design/Build Contract with U.S. Filter Corp.
10.12 (b)	Amended and Restated Guaranty Agreement with the Jacqueline Badger Mars Trust
10.13 (d)	Second Amended and Restated Guaranty Agreement with the Jacqueline Badger Mars Trust
10.14 (c)	AmerAlia, Inc. 2001 Directors’ Incentive Plan
10.15 (c)	AmerAlia, Inc. 2001 Stock Option Plan
10.16 (h)	Third Amended and Restated Guaranty Agreement with the Jacqueline Badger Mars Trust
10.17 (i)	Fourth Amended and Restated Guaranty Agreement with the Jacqueline Badger Mars Trust
10.18 (i)	Guaranty Agreement – Messrs Woolard and O’Kieffe.
10.19 (j)	Asset Purchase Agreement between AmerAlia, Inc., Natural Soda, Inc., White River Nahcolite Minerals, LLC., and IMC Global, Inc. dated January 9, 2003.
10.19 (j)	Amendment dated February 10, 2003 to the Asset Purchase Agreement.
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

10.51 (z)	Promissory note for $300,000 issued to Sentient Global Resources Fund III, L.P.
10.52 (aa)	Restructuring Agreement between AmerAlia Parties and Sentient Entities dated September 25, 2008.
10.53 (bb)	Form of Letter Offer of Shares.
10.54 (cc)	Amendment to Restructuring Agreement between AmerAlia Parties and Sentient Entities dated October 31, 2008
10.55 (cc)	Shareholders Agreement between Natural Soda Holdings, Inc., AmerAlia, Inc. and Sentient USA Resources Fund L.P.
10.56 (dd)	Contribution Agreement made and entered into July 15, 2009, by and between Natural Soda Holdings, Inc., Sentient USA Resources Fund, LP, and AmerAlia, Inc.

10.57.1 (ee)	Contribution Agreement made and entered into December 17, 2009, by and between Natural Soda Holdings, Inc., Sentient USA Resources Fund, LP, and AmerAlia, Inc.
10.57.2 (ff)	Exchange Agreement and Plan of Reorganization, dated June 30, 2010
10.58 (ff)	License Agreement, dated June 30, 2010, including Amendment Number 1 to License Agreement.
10.59 (ff)	Reimbursement Agreement, dated June 29, 2010
10.60 (ff)	Consulting Agreement, dated November 1, 2009
21.1 (hh)
Subsidiaries of the Registrant:  Natural Soda Holdings, Inc., a Colorado corporation and its wholly owned subsidiary, Natural Soda, Inc., a Colorado corporation.  Since November 2008, Natural Resources’ ownership of NSHI has been 18%.

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
21.1
Subsidiaries of the Registrant:  Natural Soda Holdings, Inc., a Colorado corporation and Natural Soda, Inc., a Colorado corporation.  Since May 2007, Natural Resources’ ownership of NSI through its wholly owned subsidiary, NSHI, has been 46.5%.

(a)	Incorporated by reference from Natural Resources’ Form 10 General Registration Statement filed with the Commission on March 5, 1987.
(b)	Incorporated by reference from Natural Resources’ annual report on Form 10-K for the year ended June 30, 2000.
(c)	Incorporated by reference from Natural Resources’ Form 10-K for its year ended June 30, 2001.
(d)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of December 1, 2000.
(e)	Incorporated by reference from Natural Resources’ Form 10-K for its year ended June 30, 1993.
(f)	Incorporated by reference from Natural Resources’ Form 10-K for its year ended June 30, 1995.
(g)	Incorporated by reference from Natural Resources’ Form 10-K for its year ended June 30, 1999.
(h)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of December 17, 2001.
(i)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of March 29, 2002.
(j)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of February 20, 2003.
(k)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of March 24, 2003.
(l)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of April 22, 2003.
(m)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of May 31, 2003.
(n)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of June 30, 2003.

(o)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of July 31, 2003.
(p)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of August 31, 2003.
(q)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of September 30, 2003.
(r)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of October 31, 2003.
(s)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of November 30, 2003.
(t)	Incorporated by reference from Natural Resources’ Form 10-QSB for its quarter ended December 31, 2003.
(u)	Incorporated by reference from Natural Resources’ Form 10-QSB for its quarter ended March 31, 2004.
(v)	Incorporated by reference from Natural Resources’ Form 10-KSB for its year ended June 30, 2005.
(w)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of January 29, 2007.
(x)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of August 22, 2007.
(y)	Incorporated by reference from Natural Resources’ Form 10-KSB for its year ended June 30, 2006.
(z)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of June 24, 2008.
(aa)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of September 25, 2008.
(bb)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of October 13, 2008.
(cc)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of October 31, 2008.
(dd)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of July 15, 2009.
(ee)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of December 17, 2009.
(ff)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of June 30, 2010.
(gg)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of September 14, 2010
(hh)	Incorporated by reference from Natural Resources’ Form 10-K for its year ended June 30, 2010.
(ii)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of December 17, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURAL RESOURCES USA CORPORATION

By:	/s/ Bill H. Gunn	Date: January 26, 2011
Bill H. Gunn, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AmerAlia and in the capacities and on the dates indicated.

/s/ Bill H. Gunn	Chairman, CEO and Director	Date: January 26, 2011
Bill H. Gunn	(Principal Executive Officer)

/s/ Robert van Mourik	Executive Vice President, Chief Financial	Date: January 26, 2011
Robert C. J. van Mourik	Officer, Secretary, Treasurer and Director
(Principal Financial and Accounting Officer)

/s/ Neil E. Summerson*	Director	Date: January 26, 2011
Neil E. Summerson

/s/ Geoffrey C. Murphy*	Director	Date: January 26, 2011
Geoffrey C. Murphy

/s/ James V. Riley*	Director	Date: January 26, 2011
James V. Riley

/s/ Robert C. Woolard*	Director	Date: January 26, 2011
Robert C. Woolard

/s/ J. Jeffrey Geldermann*	Director	Date: January 26, 2011
J. Jeffrey Geldermann

/s/ Alan De’ath*	Director	Date: January 26, 2011
Alan De’ath

/s/ Paul Henri-Couture*	Director	Date: January 26, 2011
Paul Henri-Couture

/s/ Michel Marier*	Director	Date: January 26, 2011
Michel Marier

*By: /s/ Bill H. Gunn
Bill H. Gunn, CEO

Pursuant to powers of attorney executed by the persons named above whose signatures are marked by an asterisk, Bill H. Gunn, as attorney-in-fact, does hereby sign this Amendment No. 1 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2010 on behalf of each such person, in each case in the capacity indicated, on the date indicated. Such powers of attorney were filed as a part of the signature block of the Company’s Form 10-K, filed with the SEC on September 28, 2010.