Form 10-KT
period 2010-12-31
Natural Resources USA Corp
filed 2011-03-25
CIK 811419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-KT

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR
☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2010 to December 31, 2010

Commission file number: 000-15474

NATURAL RESOURCES USA CORPORATION
 (Exact Name of Registrant as Specified in its Charter)

Utah	87-0403973
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3200 County Road 31, Rifle, Colorado	81650
(Address of principal executive offices)	(Zip Code)

(214) 253-2556
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $8,235,935 as of December 31, 2010, based on the last sale price on the OTCBB of $0.71.

The number of shares of the Registrant’s Common Stock, $0.01 par value, outstanding as of March 24, 2011 was 352,413,582.

Cautionary Note Regarding Forward Looking Statements

The information in this Transition Report on Form 10-KT contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties regarding the intent, belief or current expectations of the Company, its directors or its officers.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks we outline from time to time in other reports we file with the Securities and Exchange Commission (the “SEC”) and under the heading “Risk Factors” in this Annual Report. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these forward-looking statements, or disclose any difference between our actual results and those reflected in these statements, except as required by law. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

We qualify all forward-looking statements in this Transition Report by the foregoing cautionary note.

Cautionary Note to US Investors

The SEC limits disclosure for U.S. reporting purposes to mineral deposits that a company can economically and legally extract or produce. The reader is cautioned that the term "resource" is not recognized by SEC guidelines for disclosure of mineral properties.

Terminology

The following definitions are used in this report:
•	“tons” means U.S. Short Tons unless otherwise specified;
•	“acre foot” and “AF” are equal to approximately 325,851 U.S. gallons or approximately 1,233 cubic meters;
•	“cubic feet per second of time” and “c.f.s” are equal to approximately 449 U.S. gallons per minute of time or approximately 0.028 cubic meters per second of time;
•	“barrel” is equal to approximately 42 U.S. gallons or approximately 159 liters or approximately 0.159 cubic meters

Note:           This Transition Report on Form 10-KT is being filed for the six months ended December 31, 2010 as a result of the Company’s decision to change its fiscal year end from June to December.  Consequently, annual reports in the future will report on a calendar year basis.

PART I

ITEM 1.     BUSINESS

The terms “we,” “us,” “our,” “Natural Resources,”  “AmerAlia” and the “Company” used in this Transition Report refer to Natural Resources USA Corporation, unless otherwise indicated.

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

Previously, we owned 18% of Natural Soda Holdings; however, on June 30, 2010 we completed an exchange reorganization with Sentient USA Resources Fund, LP, (“Sentient”) our former major shareholder, whereby we acquired all the outstanding shares of Natural Soda Holdings in exchange for the issue of 286,119,886 shares of our common stock.  After the exchange reorganization we owned 100% of Natural Soda Holdings and Sentient owned 94.8% of Natural Resources.

On March 15, 2011 as a result of the closing of an Exchange Agreement and Plan of Reorganization entered into between Sentient and Green SEA Resources Inc. (“GSR”), Sentient exchanged all its 334,074,381 shares of Natural Resources common stock and its limited right to subscribe for 5,500,000 additional shares for an issue of 20,084,954 shares of GSR common stock.  GSR is a private corporation majority owned and controlled by Sentient and its affiliates.  GSR’s board of directors and management include Bill Gunn, Alan De’ath, Leigh Hall, Wayne Richardson and Alan You Lee who are directors of Natural Resources.  GSR now beneficially owns 94.8% of our shares.

Figure 1: Natural Soda’s Plant Operations, Rifle, Colorado

Natural Soda owns various water rights in the Piceance Creek Basin in northwest Colorado, a part of the Colorado River drainage system.  These various rights allow Natural Sodato draw up to a maximum of 108,812 acre feet (35.46 billion gallons) annually and to store up to 7,980 acre feet of water.  Some of the water rights owned by Natural Soda are conditional rights and are subject to a requirement to demonstrate reasonable diligence.  Every six years, Natural Soda must file an application to support its claim.  In April 2010, the District Court in and for Water Division No 5 State of Colorado determined that Natural Soda had met the standard of Reasonable Diligence with respect to a portion of its conditional water rights and continued the conditional water rights for a period of six years.  Natural Soda has filed additional applications for Findings of Reasonable Diligence with respect to other water rights and the applications are pending in the District Court in and for Water Division No. 6 State of Colorado.

Natural Soda Holdings and Natural Soda also own the largest Bureau of Land Management (“BLM”) sodium leases in the Piceance Creek Basin which contains the largest known deposits of nahcolite, naturally occurring sodium bicarbonate, in the world.  Natural Soda Holdings’ and Natural Soda’s leases are located near the depositional center of the Piceance Creek Basin where the nahcolite beds are thickest and most concentrated.  Consequently, we believe these deposits are unique and capable of producing sodium bicarbonate and related sodium products for many generations.

Natural Soda Holdings first acquired its interest in a sodium lease known as the Rock School lease in 1989.  Natural Soda acquired its operating assets and additional sodium leases in 2003, an acquisition financed by loans from a trust and a fund (the “Sentient Entities”) managed by Sentient Asset Management, an international private equity group specializing in the development of natural resources (the “WRNM Acquisition”).

Natural Soda’s business is to produce and sell natural sodium bicarbonate, commonly known as baking soda, for use in a wide variety of products and activities. Natural Soda’s immediate objectives are, firstly, to be a low cost producer of sodium bicarbonate and to leverage that low cost advantage to achieve superior profit margins; and secondly, to profitably develop and utilize its water assets.

Deposits of oil shale lie below, above and are interspersed within the nahcolite contained within our sodium leases.  In December 2009 Natural Soda Holdings applied to the BLM for a Research Development and Demonstration (“RD&D”) lease for the purpose of investigating the recovery of oil from oil shale.  In October 2010, the Washington office of the BLM advanced our nomination and has now requested its Colorado office to conduct a review of the project in accordance with the National Environmental Policy Act (“NEPA”).  Our nomination will be reviewed by an agreed upon third party consultant who then reports its assessment to the BLM.  A successful outcome will culminate in a decision of record.  We were required to submit a comprehensive Plan of Operation by March 2, 2011 and we have complied with this request.  Ultimately, if we are granted a RD&D lease we will be allowed to conduct oil shale research during a ten year period over a 160 acre lease adjoining our existing sodium leases.  If we can meet substantial due diligence requirements, including the ability of our technology to recover oil from oil shale in a cost effective manner, we could be granted a production lease over an additional 480 acres.

Shell Frontier Oil & Gas Co. (“Shell”) has three research, development and demonstration leases adjacent to Natural Soda’s sodium leases.  A Shell fact sheet, “Shell Exploration & Production Technology - to secure our energy future – Mahogany Research Project” reports an estimated potential recovery rate of up to one million barrels of oil per surface acre.  If we obtain the right to exploit all or part of the oil shale in the proposed RD&D lease area, we plan to independently determine possible recovery rates and attempt to develop an economically feasible plan to recover oil from the oil shale contained within the area where Natural Soda Holdings’ and Natural Soda’s sodium leases are located.  However, we cannot assure anyone that we will succeed in obtaining any rights to this oil shale or that our technology will result in an economically viable operating business.

OVERVIEW & HISTORY OF CORPORATE STRUCTURE

Prior to May 2007, we owned 100% of the outstanding common stock of Natural Soda Holdings, which in turn owned 100% of the outstanding common stock of Natural Soda, as shown below.  Natural Soda is an operating company that produces and sells sodium bicarbonate (baking soda).  Natural Soda has several active sodium leases, owns water rights and a sodium bicarbonate production facility in the Piceance Creek Basin area of Colorado.

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

In June 2010, Bill Gunn ceased to be the President of the Company whilst remaining Chief Executive Officer, and while Robert van Mourik continued as Chief Financial Officer, Treasurer and Secretary, he ceased to be Executive Vice President.  Bradley F. Bunnett, who was already President of Natural Soda Holdings and Natural Soda, was appointed to the positions of President and Chief Operating Officer of the Company.  Paul Henri Couture, Alan De’ath and Michel Marier were appointed to the board of directors.

On September 14, 2010 at a Special Meeting of the Shareholders, the shareholders approved the amendment of the articles of incorporation to change the name of the Company to Natural Resources USA Corporation.

At a meeting of the shareholders held on February 9, 2011 Robert van Mourik, James Riley, Robert C Woolard and Michel Marier retired as directors of the company.  In their place the shareholders elected Leigh Hall, Wayne Richardson and Alan You Lee.  Consequently, the board of directors now comprises nine individuals of whom three are independent; Neil Summerson, Geoffrey C Murphy and J. Jeffrey Geldermann; and six who are not independent: Bill Gunn, Alan De’ath, Wayne Richardson, Leigh Hall and Alan You Lee who are directors or officers of GSR, a private corporation majority owned and controlled by Sentient, and Paul Henri Couture who is President of Sentient Asset Management Canada, another Sentient affiliate.

On March 15, 2011 as a result of the closing of an Exchange Agreement and Plan of Reorganization entered into between Sentient and GSR, Sentient exchanged all its 334,074,381 shares of Natural Resources common stock and its limited right to subscribe for 5,500,000 additional shares of Natural Resources common stock for an issue of 20,084,954 shares of GSR common stock.  Sentient is the majority and controlling shareholder of GSR and, consequently is an indirect beneficial owner of our shares.

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

The geology of the Piceance Creek Basin has been described and discussed in numerous reports.  In March 1983, Rex D. Cole, Ph.D. Consulting Geologist, Grand Junction, Colorado, issued a report “Geologic Framework of Federal Sodium Lease C-0118326, Piceance Creek Basin, Colorado”.  On Page 3 of “Summary and Conclusions” the report states “Total nahcolite resources for the lease area are between 6 and 8 billion tons.”  The lease to which Cole refers (C-0118326) is the Wolf Ridge lease, one of the four leases comprising the Wolf Ridge Mining Unit being mined by Natural Soda; therefore, Natural Soda’s holdings extend beyond the particular lease to which Cole refers.

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

Figure 2: NSHI’s and NSI’s Sodium Leases are located about 54 miles northwest of Rifle, Colorado

We first acquired a participatory interest in the Rock School lease in Rio Blanco County, Colorado in 1989 and subsequently acquired the lease in 1992.  We have never produced sodium bicarbonate from the Rock School lease which is now owned by Natural Soda Holdings and remains an untapped asset.

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

The four Wolf Ridge leases and the Rock School lease were renewed effective July 1, 2001 for a ten year term with a preferential right to subsequent renewals provided that sodium is being produced in paying quantities.  Under the unit agreement, production in paying quantities from one lease is sufficient to extend all four Wolf Ridge leases.  The leases bear a production royalty payable to the federal government of 2.0% of the gross value of the production exiting the processing plant.  Each of these leases contains covenants to protect the in situ oil shale, water, and historical resources.  The sodium leases will expire on July 1, 2011, and we are asking the BLM to renew them.  We believe that the conduct of Natural Soda Holdings and Natural Soda’s activities will be sufficient to enable lease renewals with the BLM based on the BLM’s past practice.  However, there can be no assurance that the conduct of such activities or additional development will be sufficient for the BLM to grant further lease renewals and there is the possibility that all or a portion of the sodium leases will not be renewed, or will be renewed with additional terms and conditions.  With respect to the Rock School lease, there has not been any production of sodium bicarbonate from the lease property and it is possible that the BLM will not renew the Rock School lease or will renew the Rock School lease with additional terms and conditions.

Production Cavities and Solution Mining

The Wolf Ridge leases contain the unique Boies Bed, which we believe is the richest and most economically recoverable bed of nahcolite in the Piceance Creek Basin.  The Boies Bed contains an interval at an approximate depth of 1,900 feet that, while variable, averages approximately 26 feet thick with nahcolite constituting over 80% of the material in that interval.  Solution mining requires pumping hot water into the nahcolite-bearing rock zone, the nahcolite dissolves and is pumped to the surface in near saturated solution referred to as pregnant liquor and brought into the plant for the sodium bicarbonate to be crystallized, dried, graded and bagged in 50 pound or 2,000 pound bags or stored for bulk sales.  The remaining underground cavity comprises a honeycomb like rock rubble.  The spent liquor is reheated and recycled underground to continue the solution mining process.

Figure 3: Samples of nahcolite

Natural Soda’s operations to recover sodium products from these leases are governed by a BLM approved mine plan defining our cavity program to support our solution mining process.  Natural Soda has invested $15,784,131 developing the well field and its cavities up to December 31, 2010.  In the past, as the need for an additional cavity has arisen, Natural Soda has submitted applications for a new production well set in accordance with the approved mine plan, the drilling is then approved, and drilling commences.  Once completed and after a period of consultation, the BLM authorizes the recovery of an amount of additional sodium bicarbonate.  Consequently, Natural Soda has been able to maintain its operations.  In early September 2009, Natural Soda completed a new cavity, 10H, and in late 2009 also completed another drilling program to establish another new well, 11H.  Our investment in these two wells required approximately $1.19 million for exploration costs and $4.39 million in drilling costs.  Together, these wells added 814,220 tons to our authorized recovery.   The following table illustrates this process for the last five and a half years:

Authorized Recovery (tons)
Year ending	Additions	Production	Balance
June 30, 2005			467,271
June 30, 2006	-	(90,369)	376,902
June 30, 2007	-	(98,145)	278,757
June 30, 2008	150,000	(100,189)	328,568
June 30, 2009	-	(99,293)	229,275
June 30, 2010	814,220	(108,159)	935,336
December 31, 2010	-	(64,436)	870,900

Along with these additional wells, Natural Soda has installed an additional pipeline and associated pumping facilities to carry the recovered liquor to the plant at a cost of approximately $1.45 million.  This pipeline will support 10H, 11H and up to an additional eight future well sets.  These activities are part of an exploration and production well set installation program which is expected to cost approximately $9 million over time.

Figure 4: A general illustration of the solution mining process

Products & Other Potential Uses

Sodium bicarbonate is used as a component in animal feed, human food, pharmaceutical and industrial applications, especially as an environmentally benign cleaning agent.  Sodium bicarbonate can also be used as an agent for flue gas desulfurization, a market that we may expand into in the future.

Currently, the oil shale in the Piceance Creek Basin is the subject of considerable interest as a result of the increasing recognition of the need for the United States to become more self-sufficient in energy and reduce its reliance on foreign energy sources.  If that interest led to Federal approval to develop the oil shale resource, Natural Soda’s proximity to the oil shale industry may allow it to benefit from any increased demand for its water or for the oil shale industry’s potential need for processing of excess sodium mineral byproducts from their oil processing activities.

2.	Natural Soda’s Sodium Bicarbonate Business

Natural Soda’s business is to produce and sell natural sodium bicarbonate, commonly known as baking soda, for use in a wide variety of products and activities.  Natural Soda is a wholly-owned subsidiary of Natural Soda Holdings.

The Sodium Bicarbonate Market

According to the 2009 Chemical Economics Handbook – SRI Consulting, the United States production of sodium bicarbonate in 2008 was 662,000 metric tons and domestic consumption was 602,000 metric tons.  The Handbook reports an anticipated average annual growth rate between 2008 and 2013 of 1.2%, reaching a level of 640,000 metric tons.

In addition, the Handbook reports U.S. consumption of sodium bicarbonate by end user (thousands of metric tons) in 2008.  For convenience, the equivalent U.S. Short Tons is also shown:

End User	Metric Tons (‘000)	Equivalent U.S. Short Tons (‘000)
Animal Feed	178	196
Food	124	137
Chemicals	48	53
Cleaning Products	47	52
Hemodialysis	45	50
Water Treatment	38	42
Pharmaceuticals and Personal Care	37	41
Flue Gas Desulfurization	35	39
Blast Media	19	21
Fire Extinguishers	9	10
Other	22	24
Total	602	665

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

In FY2009 the plant produced 99,293 tons for sale, in FY2010 it produced 108,159 tons for sale and in the six months to December 31, 2010 another 64,436 tons as a result of drilling programs completed during the year to obtain higher levels of production by drilling more well sets and further improving the efficiency and output of the surface plant and facilities.  Natural Soda has contracted with HPD, LLC of Chicago, IL to install a new boiler system which will provide additional heating capability to our well sets. We believe this may allow us to produce over 125,000 tons annually. The BLM approved our updated mine plan in November, 2010 to increase our authorized annual production from 125,000 tons to 250,000 tons.  This enables us to recover higher volumes should the new boiler meet our expectations.  We estimate the project will be completed by September of 2011.  Natural Soda intends to construct a secondary processing line to expand the production capacity of the plant by a significant amount.  It is currently developing designs for this expansion and reviewing cost estimates.  After a review of management’s business plan for the expansion, the board of directors approved the project pending the review and approval of acceptable project financing arrangements.  There is no guarantee we can obtain suitable financing to progress the project.

Figure 5: A Finished Product Sample

Marketing Arrangements

Natural Soda sells animal feed grade product through five independent distributors.  The largest of these is Bunnett & Company of Lago Vista, Texas which represents the largest part of our animal feed sales.  The principal of Bunnett & Company is Bill Bunnett, father of Brad Bunnett who is a director of both NSHI and Natural Soda and President of the Company and also Natural Soda.  The majority of Natural Soda’s industrial and United States pharmaceutical (“USP”) grade products is distributed by an agent, Vitusa Products, Inc. of Berkeley Heights, New Jersey.  Sales distributed through Bunnett & Company accounted for 22% of Natural Soda’s sales revenues in the six months ended December 31, 2010 and sales distributed through Vitusa Products accounted for 22% of our sales revenues during the same period.  A third distributor, Agri Dealers, Inc. of Louisville, Kentucky, an animal feed distributor, accounted for 11% of Natural Soda’s sales revenues during the same period.  There are no other significant marketing relationships that constitute more than 10% of our sales.

Historically, the plant has shipped up to approximately 55% of its production as bulk product and the remainder as bagged product.  Natural Soda packages product in various grades distinguished by crystal sizes in 50 lb. bags, 2000 lb. “supersacks”, or in bulk.  The product is transported to its customers by truck or rail.  Natural Soda sells most of its products throughout the United States, Canada and Mexico.

Natural Soda’s products have many uses and applications.  They include sales to the animal feed, industrial, food and pharmaceutical grade markets.  Sodium bicarbonate is used in baking products, personal care products including toothpaste and antacid remedies; household products including deodorizers, cleaning products, detergents, carpet cleaners, bath salts and cat litter.  Sodium bicarbonate is also used in industrial situations such as fire extinguishers, blast media and waste water treatment.

Competitive Advantage

There are five other competitors in the sodium bicarbonate market according to the 2009 Chemical Economics Handbook – SRI Consulting.  Natural Soda’s principal competitors are Church & Dwight, manufacturers of the Arm & Hammer brand; FMC Corporation and Solvay.  Church & Dwight is by far the largest manufacturer in the United States and Natural Soda’s competitors have far greater financial resources than Natural Soda.  Natural Soda is the only producer of sodium bicarbonate from nahcolite, the naturally occurring form of sodium bicarbonate.  All other production of sodium bicarbonate utilizes trona, a mixed form of sodium bicarbonate and sodium carbonate, from Green River, Wyoming.  An alternative method is to produce sodium carbonate synthetically from sodium chloride in an industrial plant.  We believe that both of these production methods are more expensive than Natural Soda’s method of solution mining nahcolite from our well sets and re-crystallizing sodium bicarbonate in our processing facility.  Due to the nature of our resource and our efficient processing method, we believe that Natural Soda is the lowest cash cost producer.  Natural Soda competes on the basis of service and price.

In addition, there are significant barriers to overcome for competitors seeking to establish solution mining operations on BLM leases in the Piceance Creek Basin.  The only other sodium leases issued by the BLM in the Piceance Creek Basin are the 4,956 acre Yankee Gulch lease, and the Nielsen-Juhann-Hogle lease covering 2,186 acres.  The Nielsen-Juhann-Hogle lease has not been permitted and we believe that it would require filing a mine plan with the BLM, an environmental impact study and a series of public meetings to secure extensive government approvals before it can be brought into production.

We believe that Natural Soda Holdings and Natural Soda have the largest available resource of nahcolite in the Piceance Creek Basin that is currently able to be mined.

Sales and Revenue Performance

Natural Soda’s recent annual sales in tonnages and gross revenues, as reported in our financial statements, are shown in the following tables:

Fiscal Year ending June 30	Sales (tons)	% Change on prior FY

2006	88,910	+ 4.6
2007	101,970	+14.7
2008	101,614	- 0.4
2009	97,729	-3.8
2010	107,179	+9.7

Fiscal Year ending June 30	Gross Revenues ($)	% Change on prior FY

2006	15,293,688	+ 8.1
2007	16,951,997	+ 10.8
2008	17,947,800	+ 5.9
2009	19,835,160	+ 10.5
2010	21,981,038	+10.8

For the six months ending December 31, 2010 we sold 65,820 tons and earned gross revenue of $12,924,583.

During 2010, as a result of the increased production and supply capability, Natural Soda was able to sell additional product to new customers.  Natural Soda’s recent sales history is illustrated on a quarterly basis in the following graph.

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

During the six months ended December 31, 2010 Natural Soda did not allow any water stream to enter the environment and consequently no breaches were reported.

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

Figure 6: Colorado River System

The Decree also includes a Water Court approved “plan for augmentation”.  This is a plan that can considerably aid operational flexibility.  Natural Soda’s augmentation plan includes rights under Colorado law of “substitution and exchange”.  Substitution and exchange enables delivering water at one point on a stream and taking water out at another point on the stream.  Water rights may be acquired to enable substitution and exchange.  While this concept may not seem significant, “substitution and exchange” can save millions of dollars in dam and pipeline construction costs and pumping costs to a user of water rights that is not close in proximity to the source of these water rights.

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

Under current operations, the water supply for the mining operations is provided by two wells constructed by Natural Soda on the sodium leases.  The pumping of water from these wells causes depletions to Piceance Creek and Yellow Creek.  Colorado law requires that depletions to Piceance Creek and Yellow Creek must be replaced with other water from the same drainage system.  The Decree provides that senior water rights on Piceance Creek are used to replace the depletions to Piceance Creek and part of the depletions to Yellow Creek.  Hence in order to protect mining operations, it is necessary to maintain ownership of well water rights to supply mining operations and senior water rights to replace the depletions caused to Piceance Creek and Yellow Creek.  Natural Soda has several different sources of water to replace the depletions to the streams.  Currently, Natural Soda’s water requirements for its sodium operations are approximately 130 acre feet of water per year, which is currently withdrawn through the two wells.  The withdrawal of the approximately 130 acre feet of water per year results in a depletion to the Piceance Creek and Yellow Creek stream systems of less than two and one-half acre feet of water per year, which is replaced by Natural Soda’s senior surface water rights and storage water rights.

Some of the water rights owned by Natural Soda are conditional rights and are subject to a requirement to demonstrate reasonable diligence in the development of the water rights.  Every six years Natural Soda must file an application with the appropriate court to demonstrate reasonable diligence in the development of the water right  In March 2010, the District Court in and for Water Division No. 5 State of Colorado, entered a decree finding that Natural Soda had exercised reasonable diligence in the development of the exchange water rights that were decree in Case No. 88CW420, and in April 2010, the same court entered decrees finding that Natural Soda had exercised reasonable diligence in the development of the Wolf Ridge Pumping Pipeline water right, the Wolf Ridge Reservoir water right, and five well water rights.  As of December 31, 2010, Natural Soda has eight cases pending in the District Court in and for Water Division No. 6 State of Colorado for determination of reasonable diligence in the development of well water rights.  In addition, Natural Soda has an application pending in the District Court in and for Water Division No. 5 State of Colorado for determination of an additional storage water right.

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

Agreement with Shell Frontier Oil & Gas, Inc.

Natural Soda entered into a contract on January 29, 2007 with Shell, effective January 1, 2007, to sell up to 120 acre feet of water per year at a price equal to $8,146 per acre foot.  Shell has been awarded three 160 acre oil shale research, design and development leases by the Bureau of Land Management contiguous with Natural Soda’s sodium leases and Shell may use water supplied by Natural Soda on the lease obtained by Shell, but is not required to purchase such water supplies.  If Shell purchases any water, it will remove the water using water transport trucks or by constructing a pipeline at its own expense from the Natural Soda wells.

Natural Soda will provide water to Shell from one of its existing water wells.  The water will be recovered from the geologic formation commonly known as the “A Groove” and the quality of the water shall be “as is” upon withdrawal from the geologic formation without any treatment by Natural Soda.  The initial term of the agreement is five years and renewable thereafter with the purchase price adjusted according to a formula based on movement in the consumer price index.  A condition of the agreement is that Natural Soda may sell water to other users provided that such delivery is subordinate to the delivery of water to Shell.  Shell did not purchase any water during the six month period ended December 31, 2010.

The agreement may be extended automatically for successive periods of five years although Shell may elect to terminate the agreement by providing written notice prior to the end of the initial term or each subsequent renewal date. Similarly, Natural Soda can terminate the agreement by providing written notice on the same basis.  In addition, the agreement terminates if Natural Soda ceases to have an interest in the sodium leases.  See Item 3 “Legal Proceedings” for additional information.

Appraisals

While water rights are assets routinely bought and sold in the State of Colorado, the current value of Natural Soda’s water rights is unknown.

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

Identification of Water Rights

Our water rights can be categorized and summarized as follows:

Water Flow Rights	Location	Flow Rate (c.f.s.)	Flow Rate (acre ft/yr)	Percent of Annual Flow
Direct pumping	13 wells on site	45.0	32,579	30%
Direct Flow rights	Piceance Creek	5.3	3,837	3%
River pumping	White River	100.0	72,397	67%
Total flow		150.3	108,813	100%

Water Storage Right	Location	Volume (acre feet)	Percent of Storage
Wolf Ridge	White River	7,380	92%
Reservoir
Larson Reservoir	Piceance Creek headwaters	600	8%
Total flow		7,980	100%

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

Senior Direct Flow Water Rights in the Piceance Creek Basin

Natural Soda owns the following senior direct flow water rights:

Name	Appropriation Date	Decree Date	Flow Rate (c.f.s)
Morgan Ditch No. 1	April 15, 1883	April 28, 1890	1.00
Enlargement and Extension of
Morgan Ditch No. 1	September 27, 1886	April 28, 1890	0.40
Morgan No. 2 Ditch	September 27, 1886	April 28, 1890	0.40
Home Supply Ditch	September 19, 1886	May 10, 1889	1.00
Larson Ditch	September 17, 1886	May 10, 1889	2.50

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

In 2006, the BLM issued five oil shale research leases adjacent to Natural Soda’s sodium bicarbonate operations in accordance with its regulations at that time.  Three of these leases were issued to Shell, as mentioned above.  We believe that the US Government will evaluate the results achieved by existing holders of these research leases before any commercial leases will be issued.  In addition, the current Secretary of the Interior, Ken Salazar, has indicated in the settlement of certain litigation regarding the issuance of the research leases that the BLM will reconsider and revise the rules and regulations pertaining to research leases, and such action may have an adverse effect on issuance of commercial leases by the BLM.

We currently do not have the right to evaluate or extract oil shale.  In December, 2009, Natural Soda Holdings filed a Nomination for an Oil Shale Research, Development and Demonstration (R, D, & D) Lease, under the provisions of the “Notice of Potential for Oil Shale Development: Call for Nominations— Oil Shale Research, Development and Demonstration Program,” as detailed in the United States Government, Federal Register Vol. 74, No. 211, on Tuesday, November 3, 2009, Notices, Page 56867.  In October 2010, the Washington office of the BLM advanced our nomination and has now requested its Colorado office to conduct a review of the project in accordance with the National Environmental Policy Act (“NEPA”).  Our nomination will be reviewed by an agreed upon third party consultant who then reports its assessment to the BLM.  A successful outcome will culminate in a decision of record.  We were required to submit a comprehensive Plan of Operation by March 2, 2011 and we have complied with this request.  Ultimately, if we are granted a R, D & D lease we anticipate we will be allowed to conduct oil shale research during a ten year period over a 160 acre lease area adjoining our existing sodium leases.  If we can meet substantial due diligence requirements, we may be granted a production lease over an additional 480 acres.

At this time, we do not know if a R, D & D Lease will be issued to Natural Soda Holdings or, if a R, D & D Lease is issued, whether production of oil shale will be economically viable.

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

We have incurred substantial losses to support our activities through the development stage, complete our acquisition of the assets, refurbish Natural Soda’s plant, expand Natural Soda’s cavities and complete our restructuring and reorganization while sustaining our activities to date.  Our accumulated losses were approximately $106 million at December 31, 2010.  While our business was profitable in calendar year 2010 we must continue to operate profitably or else, ultimately, we cannot remain in business.

We rely on key employees in Natural Resources and its subsidiaries to manage its operations and may have difficulty replacing them if they were to leave our employ.

We conduct our operations with a relatively small management team so the loss of an employee through an extended illness or resignation could adversely impact our capacity to successfully fulfill our obligations and thereby impact our sales, margins and profitability.

Our plant located near Rifle, Colorado, relies on supplies of gas and electricity to operate and to generate heat to recover pregnant liquor from the underground cavities.

If these supplies are interrupted for any extensive period of time then our ability to produce finished product will be adversely impacted.  A lengthy interruption may cause our plant to shut down and our underground wells to lose heat that will require very large amounts of heat at very large cost to restore to operating condition.  The need to use alternative sources of power may result in higher than anticipated costs, which will affect operating costs. Continued power shortages and increased costs may adversely affect our operational results and financial position.

There are restrictions on our ability to transport finished goods from our plant during the winter thaw period that might potentially impact our supply of product to customers.

Local government agencies limit the size of loads on trucks during spring to help preserve road conditions.  Road closures due to weather may result in a reduced ability to transport finished goods from site and receive key input products and, therefore, may affect supply and production of product.  This potentially limits our revenues.

We rely on contract drillers with specialist expertise to drill our underground well sets.  We compete for their services.

To maintain our production capability we must drill additional wells using the services of drilling contractors who also provide services to the oil and gas industry.  Increased competition for their services may increase our drilling costs and limit their availability when we want to drill new cavities.

We are reliant on our boilers to produce the heated solution to dissolve nahcolite and to operate our plant.  If our boilers fail then our operations will cease until we can replace or repair them.

Replacing or repairing our boilers may take an extended period of time during which we could not produce finished product.  We would have to default on our sale agreements or buy product from our competitors to meet our obligations at a cost to our profitability.

We maintain extensive amounts of data on our computers and a failure in our computer systems would be very disruptive to our business.

While we have back up facilities to retain our data, failure of our computer systems will be disruptive to our business and costly.

Natural Soda’s pricing of its products is determined in a competitive environment in which it is not generally able to lead prices.

Our industry is dominated by Church & Dwight, a long time manufacturer of the Arm & Hammer brand of baking soda and related products.  Natural Soda’s major competitors also include FMC and Solvay, major corporations with considerable resources, marketing expertise and broader access to customers than we do.  Consequently, if there is a price war with the major companies that dominate the industry Natural Soda’s margins and profitability may be threatened.  In addition, Natural Soda’s business has high fixed costs.  From time to time, Natural Soda may need to reduce prices for some of its products to respond to competitive and customer pressures and to maintain market share. Consequently, Natural Soda’s operating results may suffer.  Any decline in prices for some of its products can:

•	Reduce revenues further through reduced production causing uneconomic operations;
•	Halt or delay the development of new projects; and
•	Reduce funds available for drilling new well sets;

The loss of any of Natural Soda’s principal customers could significantly lower its sales and profitability.

Natural Soda primarily sells its animal feed grade product through customers who act as distributors.  The largest of these in volume and revenues is Bunnett & Company which accounts for the majority of Natural Soda’s animal feed sales.  In addition, Natural Soda sells most of its higher grade products through Vitusa Products, Inc. of Berkeley Heights, New Jersey.  Another animal feed grade customer, Agri Dealers, Inc., represented approximately 10% of Natural Soda’s sales and together these three constituted approximately 55% of Natural Soda’s sales for the six months ended December 31, 2010 and about 63% of Natural Soda’s accounts receivable at December 31, 2010.  Consequently, there is also a concentration of credit risk associated with the continuing reliance on these customers.  The loss of all or part of their business could be injurious to Natural Soda’s sales, margins and profitability.

Natural Soda may not be able to continue to recover sodium bicarbonate economically or at all from the cavities if there are failures in the underground operations.

Natural Soda recovers its sodium bicarbonate from cavities that are about 1,900 feet underground and does so by pumping hot water through a pipe into the cavity and then recovering the pregnant liquor through a recovery pipe that is about 8 inches in diameter.  If portions of an underground cavity collapse or if there are blockages in the wells, Natural Soda’s ability to recover pregnant liquor can be severely affected.  It is possible a well may become unusable so that Natural Soda would have to drill a new cavity and associated injection and recovery wells at considerable expense and delays to its production.  As continuity of production requires having operational cavities and as it can take some months to drill new cavities and bring them into production, failure of existing cavities can severely jeopardize Natural Soda’s production capability.

Natural Soda’s resource of naturally occurring sodium bicarbonate has a zone that contains some sodium chloride.  The presence of too much sodium chloride in the pregnant liquor impacts plant productivity and could cause a reduction in the amount of sodium bicarbonate that might be recovered from a cavity.

This is a high fixed cost business and if there are underground production problems or if Natural Soda is unable to sell sufficient tonnages, the relatively high fixed operating costs applied to a low volume of sales may threaten the viability of our business.

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

Regulations and pending legislation governing issues involving climate change could result in increased operating costs which could have a material adverse effect on our business.

Energy is a significant input to our operation, with our principal energy sources being electricity, natural gas and petroleum products (for transport).

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to the potential impacts of climate change that are viewed as the result of emissions from the combustion of carbon-based fuels. The U.S. Congress and several U.S. states have initiated legislation regarding climate change that will affect energy prices and demand for carbon intensive products.

Legislation and increased regulation regarding climate change could impose increased costs on us and our suppliers.   These increased costs include increased energy, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations.  Until the timing, scope and extent of any future regulation becomes known, we cannot predict their effect on our financial condition and ability to compete.

Natural Soda’s operations are subject to a significant amount of regulatory scrutiny and regulation by federal and state authorities.

Natural Soda’s mining and processing operations operate under permits from several state and federal authorities, including the Environmental Protection Agency, the Bureau of Land Management, the Colorado Department of Natural Resources and the Colorado Division of Minerals and Geology. Failure to comply with government conditions and permitting requirements may cause these permits to be revoked with material and adverse effects on Natural Soda, Natural Soda Holdings and Natural Resources.  If Natural Soda loses its permits, Natural Soda may have to cease operations while it seeks the reinstatement of these permits.  If Natural Soda cannot reinstate its permits, it will be out of business.  Natural Soda also requires BLM approval in accordance with Natural Soda’s approved mine plan to establish new cavities.  If this approval is denied, then Natural Soda will lose its ability to recover sodium bicarbonate from the lease.  In addition, regulatory authorities may suddenly impose additional compliance obligations which may cause closure of the plant if not met or may refuse to renew leases.

Natural Soda’s ability to successfully obtain key future permits and approvals for its operation may be affected by governmental delays and scrutiny which could adversely affect our operation.

Our operation is subject to extensive laws and regulations regarding worker health and safety and the protection of the environment.  We have made, and expect to make in the future, significant expenditures to comply with such laws and regulations.  Compliance with these laws and regulations imposes substantial costs and burdens and can cause delays in obtaining, or failure to obtain, government permits and approvals which may adversely impact our operation. Future changes in applicable laws, regulations and permits, or changes in their enforcement or regulatory interpretation could substantially increase costs to achieve compliance.

Stakeholder concern can exist about the real and perceived detrimental effects of the operation and its consequences include reputational damage, legal suits, increased regulatory scrutiny, and social investment obligations.

Natural Soda’s and Natural Soda Holdings’ sodium leases are due for renewal on June 30, 2011 and there is no assurance the BLM will renew any or all of the leases.

The sodium leases contain terms with which Natural Soda and Natural Soda Holdings must comply and the renewal of those leases is subject to the discretion of the Department of Interior, Bureau of Land Management.  There is a risk the BLM will not renew the Rock School Lease.  The loss of any of these leases could be injurious to our business and diminish shareholder value.

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

If Natural Soda Holdings or Natural Soda is unable to cost effectively exploit oil from oil shale, the value of any potential business opportunity or oil shale leases they may be able to obtain would be materially and adversely affected.

We are obliged under a Licence Agreement with Peter Cassidy to pay for a research program at Monash University, Melbourne, Australia in connection with research to support our R, D & D lease application activities.

We have committed to spend approximately $500,000 this year and we may spend more afterwards but the nature of research is such that we may not have anything of value in the end.  Further, if anything of value does eventuate, while we have agreed with Peter Cassidy to negotiate in good faith a royalty and license agreement to utilize the technology for commercial purposes, there is no assurance that we will be able to reach an agreement.  If we do not negotiate a commercial agreement, we will not receive any benefit from our expenditures and we will not be able to exploit any commercial oil shale lease opportunities we may have in the future, if any.

The current technology for production of oil from oil shale may require a significant amount of water.

The value of Natural Soda’s water rights is partly dependent on the development of commercial production of oil from oil shale on or near its properties.  If such commercial oil shale market does not develop, the possible value of its water rights assets may be materially and adversely affected.  In addition, litigation regarding the water rights owned by Natural Soda may affect the ability of Natural Soda to fully develop all or a portion of Natural Soda’s water rights

Pursuant to our restructuring agreement with Sentient, Sentient had the option until October 31, 2011 to purchase an additional 5,500,000 shares of the Company’s common stock at $.36 per share to pay for AmerAlia indebtedness that was outstanding as of October 31, 2008.  On March 15, 2011 this option was assigned to GSR.  If GSR exercises this option, the Company’s shareholders will have their ownership interest diluted.

In our restructuring transaction completed in October 2008, we were not able to repay all indebtedness of AmerAlia and Natural Soda Holdings owed to third parties.  There are also potentially claims that we are unaware of at this time.  If any third party brings a claim prior to October 31, 2011 for amounts owed by the Company or Natural Soda Holdings prior to October 31, 2008, GSR may exercise its option to purchase up to 5,500,000 shares at a purchase price of $0.36 to provide the Company with the funds to pay such claim.  If GSR exercises this option, the percentage ownership of the Company held by its existing shareholders will be reduced.

GSR owns more than 90% of our shares and can take complete control of the company.

GSR currently owns nearly 95% of the issued and outstanding Common Shares.  Accordingly, GSR could unilaterally cause a “short form” merger in which Utah law allows GSR to force such a transaction without approval of the other shareholders.  In a “short form” merger, a 90%-plus corporate shareholder forces out the remaining issued and outstanding shares for cash by operation of law, resulting in the minority shareholders losing the potential future value of their Common Shares, if any.  The cash-out value is set by the Directors but, pursuant to the Articles of Incorporation and Bylaws, GSR would have the ability to control the composition of the Board through its stock ownership.  Therefore, GSR could not only force out the minority shareholders, but it could also effectively and unilaterally set the per share cash price received by each shareholder in such a transaction.  If this occurs, the only recourse for shareholders will be to exercise dissenters’ rights pursuant to Utah law.

In addition, GSR can approve any shareholder action or block any shareholder action that it does not approve.  Further, GSR could replace our independent directors and nominate its representatives to the board of directors. Since our annual general meeting of the shareholders of the company held on February 9, 2011, the board of directors comprises nine directors of whom three are independent.  Six directors are employees, officers or directors of Sentient, GSR or their affiliates.  This control could discourage others from initiating potential merger, takeover or other change of control transactions that may otherwise be beneficial to our business or holders of our common stock.  In addition, the control that GSR may exert over us, either directly or indirectly, could give rise to conflicts of interest issues.

Broker-dealers may be discouraged from effecting transactions in our shares because they are considered a penny stock and are subject to the penny stock rules.

We believe our stock is treated as a penny stock.  SEC Rule 15g-9, generally defines “penny stock” to be any equity security that has a market price less than US$5.00 per share, subject to exceptions.  Penny stock rules impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors, as defined by SEC rules.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to the penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities and discourage investor interest in and limit the marketability of our Common Shares.

Our shares are listed on the OTC Bulletin Board and are subject to trading restrictions imposed by brokers.

Some brokers will not allow their clients to purchase shares listed on the Bulletin Board.  This reduces the ability of shareholders to acquire more shares or to sell them on market.  In addition, market makers are not obliged to show best bid and ask prices so that shareholders may operate on the basis of inadequate information and not be able to buy or sell shares at the most favorable prices and thereby potentially lose value in their investments in our shares.

The magnitude of the GSR shareholding limits the size of the public float and the depth of the market for the buying and selling of our shares.

The number of shares of our company that are not owned by GSR or other insiders is a small proportion of the total number of shares outstanding.  Hence, our public float is small and our shares are thinly traded with prices volatile.  The trading in our stock is not an efficient market.  Even minimal trading could force up or down our stock price in quick succession.  If a large shareholder sought to sell shares through the market it could easily depress the market value of the shares.

We are currently engaged in litigation defending our water rights and our efforts to utilize our water rights could provoke further litigation.

We have water rights which represent a significant asset to us.  Our water rights are based on a complex body of law.  We are currently engaged in litigation defending our water rights and our efforts to utilize our water rights could provoke further litigation.  If we are unsuccessful in defending our water rights, we could lose the rights to significant and valuable assets.  In addition, if we lose our water rights we might have to pay a third party for the water necessary to run our operations, which would increase our expenses and could make our operations unprofitable.  Engaging in litigation is potentially an expensive undertaking with uncertain outcomes.  It is possible that Natural Soda may in the future become subject to litigation, arbitration or other legal proceedings with other parties.  If decided against Natural Soda, these legal proceedings, or others that could be brought against us in the future, could have a material adverse effect on our financial position.

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

In future years, if we cease to be a “smaller reporting company” under the Securities and Exchange Act of 1934 we will be required to have our auditor provide an attestation report.  During the evaluation and testing process by our auditor, the auditor may identify one or more material weaknesses in our internal control over financial reporting.  If so, the auditor will be unable to attest that such internal control is effective. If our auditor is unable to attest that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on our common share price.

We will need to raise additional capital through the sale of our securities, resulting in dilution to the existing shareholders, and if such funding is not available, our operations would be adversely effected.

We do not have sufficient financial resources to undertake by ourselves all of our planned development and plant expansion programs. We have limited financial resources and in the past have financed our operations primarily through investment from our majority shareholder.  We will need to continue at least a partial reliance on the sale of our securities for future financing, resulting in potential dilution to existing shareholders.  If adequate financing is not available, we may not be able to commence or continue with our development programs.

The occurrence of events for which we are not insured may affect our cash flow and overall profitability.

We maintain insurance policies that mitigate against certain risks related to our operations.  This insurance is maintained in amounts that we believe are reasonable depending upon the circumstances surrounding each identified risk.  However, events may occur that cause damage in excess of our insurance policies.  In addition, we may elect not to have insurance for certain risks because of the high premiums associated with insuring those risks or for various other reasons; in other cases, insurance may not be available for certain risks. Occurrence of events for which we are not insured may affect our operational results and financial position.

Mine closure and remediation costs for environmental liabilities may exceed the provisions we have made.

Natural resource companies are required to close their operations and rehabilitate the lands they mine in accordance with a variety of environmental laws and regulations.  Costs of the total ultimate closure and rehabilitation can be significant.  Our estimates of those costs are based principally on current legal and regulatory requirements and mine closure plans that may change materially.

Any underestimated or unanticipated rehabilitation costs could materially affect our financial position, operational results and cash flows.  Environmental liabilities are accrued when they become known, are probable and can be reasonably estimated.

The laws and regulations governing mine closure and remediation are subject to review at any time and may be amended to impose additional requirements and conditions which may cause our provisions for environmental liabilities to be underestimated and could materially affect our financial position or operational results.

We may experience increased costs or losses resulting from the hazards and uncertainties associated with our operational activities.

Exploration, development and operational activities involve a high level of uncertainty.  These can be difficult to predict and are often affected by risks and hazards outside of our control.  These factors include, but are not limited to:

•	Environmental hazards, including discharge of pollutants or hazardous chemicals;
•	Industrial accidents, including in connection with transportation and processing activities;
•	Fire and floods;
•	Unexpected geological formations or conditions;
•	Ground and water conditions;
•	Seismic activity;
•	Other natural phenomena, such as lightning, storms, or other inclement weather conditions.

The occurrence of one or more of these events may result in the death of, or personal injury to, our personnel, the loss of equipment, damage to facilities, monetary losses, deferral or unanticipated fluctuations in production, environmental damage and potential legal liabilities, all of which may adversely affect our reputation, business, prospects, operational results and financial position.

ITEM 2.	PROPERTIES

Natural Resources’ only interests in property are through Natural Soda Holdings and Natural Soda.

Natural Soda is a lessee of United States Sodium Mineral Leases C-0118326, C-37474, C-0118327 and C-0119986 covering 8,223 acres and Natural Soda Holdings is a lessee of United States Sodium Lease No. C-0119985 covering 1,320 acres, all in Rio Blanco County, Colorado, USA.  These are described more fully in Item 1. - "Business", above.

Natural Soda’s plant consists of a single building with boilers, centrifuge, and other equipment capable of producing various grades of sodium bicarbonate at over 125,000 tons per year.  There are also several other buildings associated with the plant which are used for bulk storage (one building of approximately 50 feet in diameter with a storage capacity of 3,000 tons) and three small sheds (lube storage shed, fire pump house shed, and hazardous materials shed).  The plant, the bulk storage facility and one of the sheds are of metal construction and the other two sheds are of wood construction, each on concrete pads.  In management’s opinion, the plant facilities are adequately insured.

Approximately 25 miles east of the plant, Natural Soda owns approximately 35.8 acres of real property that is used for the existing water storage reservoir.  Natural Soda also leases a 21,517 square-foot warehouse in Rifle, Colorado, from an unaffiliated landlord.

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

As of December 31, 2010, Natural Soda is the applicant in the following cases pending in the Water Court:

•	Water Division No. 5: Case No. 1998CW315,
•	Water Division No. 6: Case Nos. 2010CW10, 2010CW11, 2010CW12, 2010CW13, 2010CW14, 2010CW32, 2010CW33 and 2010CW34.

As of December 31, 2010, Natural Soda has filed a statement of opposition in the following cases pending in Water Division No. 5; Case Numbers:

•	2003CW82 – Exxon Mobile Corporation,
•	2003CW309 – Encana Oil & Gas (USA), Inc.,
•	2003CW318 – Encana Oil & Gas (USA), Inc.,
•	2004CW110 – Shell Frontier Oil & Gas, Inc.,
•	2005CW285 – Exxon Mobile Corporation,
•	2005CW294 – Exxon Mobile Corporation,
•	2006CW263 – Exxon Mobile Corporation,
•	2006CW265 – Exxon Mobile Corporation,
•	2007CW242 – Puckett Land Company,
•	2007CW253 – XTO Energy Inc.,
•	2007CW254 – Williams Production RMT Company,
•	2008CW182 – Encana Oil and Gas (USA), Inc. and
•	2008CW199 – Exxon, 2008CW203 - Exxon.

Of the cases in which Natural Soda has filed a statement of opposition, a principal one is the objection to Shell Frontier Oil & Gas, Inc.’s application to move a water right from a tributary of the White River to a point on the White River lower down river than the off take point for Natural Soda’s White River direct pumping right. If Shell were to be successful in their application, it might adversely impact the value of our White River water rights. We participated in a trial before the Water Division No. 5 Court in December, 2010 and the Court has not issued a decision.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Our common stock is publicly traded under the symbol “NTRC”.  Since August 20, 2002, we were listed on the OTC Bulletin Board until our shares were transferred to the over the counter market in late 2005.  On May 18, 2009, we regained our listing on the Bulletin Board.  We believe that our shares of common stock were traded on the over-the-counter market from approximately mid-February 2011 through mid-March 2011.  The highest, lowest and average closing prices for our common stock as provided by an online service for the past two fiscal years up to December 31, 2010 are provided in the table below.  These prices reflect inter-dealer prices and do not include allowance for retail mark-up or mark-down, commissions or other transaction costs.

For the Quarter Ended	Highest Price For the Quarter ($)	Lowest Price For the Quarter ($)	Average Reported Last Sale Price ($)

March 31, 2009	0.59	0.20	0.39
June 30, 2009	0.55	0.21	0.33
September 30, 2009	0.50	0.30	0.40
December 31, 2009	1.01	0.30	0.65
March 31, 2010	0.50	0.32	0.49
June 30, 2010	0.45	0.32	0.39
September 30, 2010	0.50	0.11	0.38
December 31, 2010	1.01	0.25	0.62

Holders.

The number of record holders of our Common Stock on December 31, 2010 was approximately 200.  This does not include shareholders holding shares in accounts with brokers.

Dividends.

The Company has not paid dividends on its Common Stock and has no plans to pay cash dividends in the future.

Repurchase of Securities.

During the six months ended December 31, 2010, neither we nor any of our affiliates repurchased any of our common shares registered under Section 12 of the Securities Exchange Act of 1934, as amended

Securities authorized for issuance under equity compensation plans.

The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of the transition period ending December 31, 2010.

Equity Compensation Plan Information
Plan Category and Description	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	675,000	$0.49	34,325,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	675,000	$0.49	34,325,000

Recent Sales of Unregistered Securities -- Item 701 Disclosure.

Date of Issue (a)	No. of Shares (b)	Recipients (c)	Consideration (d)	Reliance on exemptions (e)	Conversion Terms (f)	Notes

June 2010	286,119,886	Sentient	82% of NSHI	See Note 1.	None	2

1.
No underwriters were involved in the transaction.  The issuance of the shares was accomplished pursuant to exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act of 1933.

2.	See Item 1 at Restructuring Transactions.

In accordance with the terms and provisions of the 2010 Directors’ Incentive Plan:

•	On July 1, 2010 we granted options to acquire 225,000 shares at $0.37 for three years to the non-executive directors of the company.

In accordance with the terms and provisions of the 2010 Stock Option Plan:

•	On January 18, 2011 we granted options to acquire 3,500,000 shares at $0.58 for five years to the executive officers of the company.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Our business is to identify and develop natural resource assets.  We own significant natural sodium bicarbonate resources utilised for the recovery and production of various sodium bicarbonate products and water rights.

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

Sales and Revenue Performance of Natural Soda

Natural Soda’s recent sales in tonnages and gross revenues are shown in the following tables:

Fiscal Year	Sales (tons)	% Change on prior FY

2006	88,910	+ 4.6
2007	101,970	+14.7
2008	101,614	- 0.4
2009	97,729	-3.8
2010	107,179	+9.7

Fiscal Year	Gross Revenues ($)	% Change on prior FY

2006	15,293,688	+ 8.1
2007	16,951,997	+ 10.8
2008	17,947,800	+ 5.9
2009	19,835,160	+ 10.5
2010	21,981,038	+10.8

For the six months ending December 31, 2010 we sold 65,820 tons and earned gross revenue of $12,924,583.

Fiscal year ended June 30, 2010 compared with fiscal year ended June 30, 2009:

After the limitation on sales we experienced during fiscal year 2009, our sales during fiscal year 2010 benefited from our investments in expanding our well field, improving our production efficiencies and our greatly enhanced supply capability.  Natural Soda’s recent sales history is illustrated on a quarterly basis in the following graph.

Our sales revenues during fiscal year 2010 were $21,981,038 compared with $19,835,160 in the prior period, an increase of 10.8%, based on 107,179 tons sold compared with 97,729 tons in the prior period, an increase of 9.7%.  This represents an increase in gross revenue per ton of $2.13 or 1.0%.  Meanwhile, our cost of goods sold only increased from $13,284,929 to $13,475,798, an increase of 1.4% but actually a reduction of $10.21 per ton, a reduction of 7.5%. This reduction in cost per ton is a direct reflection of the economies of scale we can achieve in our production costs.  For example, while our production increased by 8.5% over the year, our major energy cost, gas costs were up only 3%.   Consequently, our gross profit increased from $6,550,231 to $8,505,240, an increase of 30%.

Our general and administrative expenses increased from $2,647,057 in the prior period to $4,711,593, an increase of 78%.  This increase was due primarily to nearly $600,000 paid in investigating the oil shale potential within our sodium lease areas, nearly $500,000 paid to Sentient and its associates for management fees and further additional professional fees to investigate our water assets, additional provisions for property taxes, insurance and other general and administrative costs.

Conversely, our depreciation, amortization and accretion expense reduced from $2,565,526 in the prior period to $2,107,525, a reduction of 18% in aggregate or 25% on a per ton basis.  This reduction is a direct reflection of the investments we have made in expanding our recoverable reserves and the resulting reduced depletion rate per ton that we apply to determine this expense.

For accounting purposes, we chose to record an impairment charge on a prepaid expense item that we could not adequately confirm but fully intend to recover.

In fiscal year 2009 we implemented a refinancing of our debt obligations and raised additional capital as discussed more fully above in Item 1.  Consequently, in that period we gained $1,874,359 on settlement of liabilities, incurred $6,997,658 in interest expense and incurred $209,449 in other financing costs.  In the current fiscal; year our only expense on a comparable basis was $184,773 for interest expense.  At the Natural Soda level, we reduced our factoring costs by $235,000 or 58% as a result of reduced reliance on factoring our receivables and the renegotiation of our factoring charges to a lesser rate

Consequently, our net loss of $5,856,440 in the prior year has been turned into a net income of $1,274,439 in the current period, a net turn-around of $7,130,879.

Six months ended December 31, 2010 compared with six months ended December 31, 2009:

Our sales revenues during the six months ended December 31, 2010 were $12,924,583 compared with $10,428,949 during the six months ended December 31, 2009, an increase of 23.9%, based on 65,820 tons sold compared with 49,151 tons in the prior period, an increase of 33.9%.  This represents a decrease in gross revenue per ton of $15.82 or 7.5%.  Meanwhile, our total cost of goods sold only increased by 16.3% from $6,253,537 to $7,274,339 but also representing a reduction of $16.71 per ton, a reduction of 13.1%. This reduction in cost per ton is a direct reflection of the economies of scale we can achieve in our production costs.  Consequently, our gross profit increased from $4,175,412 to $5,650,244, an increase of 35.3%.

Our general and administrative expenses decreased from $2,393,017 in the prior period to $2,305,775, a decrease of 3.6%.  Similarly, our depreciation, amortization and accretion expense reduced from $1,226,148 in the prior period to $1,032,028, a reduction of 15.8% in aggregate or 37% on a per ton basis.  This reduction is a direct reflection of the investments we have made in expanding our recoverable reserves and the resulting reduced depletion rate per ton that we apply to recognize this expense.  The resulting net income from operations was $1,735,877 for the six months ended December 31, 2010 compared with $556,247 in the six months ended December 31, 2009.

Our interest expense for the six month period ended December 31, 2010 was $76,460 compared with $109,756 for the prior period reflecting the end of our factoring facility.  Finally, as a result of our confidence in our improved economic performance, we have recognized for the first time the value of some of our net operating loss carryforwards, recording a tax benefit of $3,127,865.  The resulting net income is $4,788,202 for the six months ended December 31, 2010 compared with $447,081 in the six months ended December 31, 2009.

Liquidity and Capital Resources

Fiscal year ended June 30, 2010 compared with fiscal year ended June 30, 2009:

In the last two fiscal years two significant restructuring events have occurred affecting the financial condition of our company.   These events are fully discussed elsewhere in this report but, in summary, the first transaction in October 2008 resulted in the repayment of  obligations, the receipt of a significant amount of new capital and left all companies in our group nearly debt free.  At the conclusion of that transaction, AmerAlia owned 18% of Natural Soda Holdings and Natural Soda.  The second significant event was the reorganization of the ownership interests in all companies requiring the issue of 286,119,886 shares of our common stock to Sentient in exchange for the 82% of Natural Soda Holdings it owned enabling ownership of 100% of Natural Soda Holdings and Natural Soda by AmerAlia, now known as Natural Resources.  Under generally accepted accounting principles, this “reorganization of entities having common control” required restating the prior period financial statements as though they had always been owned by the new Natural Resources.  Consequently, shareholders’ equity increased by $86.8 million in fiscal year 2009 and has since increased by a further $6 million in the fiscal year ended June 30, 2010.  The increase in equity in the latter period is primarily due to $4,510,000 we received from Sentient as a capital contribution during the year and to our net profit of $1,274,439.

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

Six months ended December 31, 2010

During the six months we utilized the proceeds from our operations to increase accounts receivable by $292,257, increase expense advances to related parties by $84,959, increase inventories by $37,229, increase prepaid expenses by $27,305, reduce accounts and royalties payable by $79,128 and increased restricted deposits to secure increased bonding obligations by $58,482.  We also recognized a deferred tax asset of $3,255,622 and increase in tax payable of $127,757.  We sourced additional funds through increased accrued expenses by $85,935, increased our obligations for reimbursement of expenses due to related parties by $256,805.  We continued our investment in our well fields by a further $1,522,619 and in progressing our boiler upgrade and other plant and equipment by $2,023,603.  Finally, we repaid our factoring facility using $1,730,694.

As previously announced, we have embarked on a program to upgrade our boilers with a new more efficient boiler; a project we expect to complete by September 2011.  In addition, we propose, subject to satisfactory financing and confirmation of our investment decision assumptions, to install a second crystallizer line to increase our production capacity to 250,000 tons per year.

Under the October 2008 Restructuring Agreement, GSR has the right to purchase up to a total of 5,500,000 additional shares of Natural Resources common stock at $0.36 per share until October 31, 2011.  This right was transferred to GSR in March 2011 and can only be exercised to resolve obligations of Natural Resources that existed at the first closing and have not been discharged, and only then if the holders of the unpaid obligations pursue or threaten to pursue claims against Natural Resources or Natural Resources’ affiliates.

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

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

C O N T E N T S

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Natural Resources USA Corporation
Rifle, Colorado

We have audited the accompanying consolidated balance sheets of Natural Resources USA Corporation and Subsidiaries as of December 31, 2010, June 30, 2010, and June 30, 2009 and the related consolidated statements of operations, stockholders' equity, and cash flows for the six months ended December 31, 2010 and twelve months ended June 30, 2010 and June 30, 2009.   These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Natural Resources USA Corporation and Subsidiaries as of December 31, 2010, June 30, 2010, and June 30, 2009 and the results of their operations and their cash flows for the six months ended December 31, 2010 and twelve months ended June 30, 2010 and 2009 in conformity with U.S. generally accepted accounting principles.

HJ & Associates, LLC
Salt Lake City, Utah
March 25, 2011

NATURAL RESOURCES USA CORPORATION

Consolidated Balance Sheets

	December 31, 2010	June 30, 2010	June 30, 2009 (1)

ASSETS

CURRENT ASSETS

Cash	$4,165,028	$6,318,377	$4,502,204
Accounts receivable, net	3,890,699	3,598,442	3,718,426
Inventories	852,203	814,974	930,349
Prepaid expenses	124,034	96,729	325,942
Related party receivables	104,941	19,982	5,000
Deferred tax asset	1,790,592	-	-

Total Current Assets	10,927,497	10,848,504	9,481,921

FIXED ASSETS

Property, plant and equipment, net	12,744,010	10,969,669	9,462,474
Cavities and well development, net	10,141,482	9,164,003	6,130,745
Mineral leases	4,167,471	4,167,471	4,167,471

Total Fixed Assets	27,052,963	24,301,143	19,760,690

OTHER ASSETS

Water rights	3,150,582	3,150,582	3,150,582
Patents, net	17,859	19,535	22,886
Well and well development RSL	595,000	595,000	595,000
Equipment held and not yet in service	2,498,611	3,197,842	3,197,842
Deferred financing and acquisition costs, net	673,372	692,861	731,848
Rock School lease	3,300,000	3,300,000	3,300,000
Deposits and bonds	2,000	4,000	8,000
Restricted funds	1,371,390	1,312,908	1,267,480
Deferred tax asset, long term	1,465,030	-	-

Total Other Assets	13,073,844	12,272,728	12,273,638

TOTAL ASSETS	$51,054,304	$47,422,375	$41,516,249

(1)Retrospectively adjusted for 2010 reorganization (see note 3)

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCES USA CORPORATION
Consolidated Balance Sheets (Continued)

	December 31, 2010	June 30, 2010	June 30, 2009 (1)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$1,453,489	$1,568,676	$2,091,447
Royalties payable	1,170,964	1,134,905	1,089,373
Accrued expenses	681,718	595,783	478,801
Accrued expenses due to related parties	337,672	80,867	71,401
Income tax payable	127,757	-	-
Current portion of notes payable	9,869	1,735,582	1,612,741
Current portion of capital lease obligations	6,094	9,256	10,983

Total Current Liabilities	3,787,563	5,125,069	5,354,746

LONG TERM LIABILITIES

Notes Payable	12,012	16,993	29,784
Capital lease obligations	-	892	11,071
Asset retirement obligations	1,367,247	1,275,451	967,825

Total Long Term Liabilities	1,379,259	1,293,336	1,008,680

TOTAL LIABILITIES	5,166,822	6,418,405	6,363,426

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock, $0.05 par value; 1,000,000 authorized; 0, 0 and 82 issued and outstanding	-	-	4
Common stock, $0.01 par value; 700,000,000 shares authorized; 352,413,582, 352,413,582 and 66,293,696 issued and outstanding, respectively	3,524,136	3,524,136	662,937
Additional paid in capital	147,933,336	147,838,026	146,122,513
Accumulated deficit	(105,569,990)	(110,358,192)	(111,632,631)

Total Stockholders’ Equity	45,887,482	41,003,970	35,152,823

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,054,304	$47,422,375	$41,516,249

(1)Retrospectively adjusted for 2010 reorganization (see note 3)

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCES USA CORPORATION
Consolidated Statements of Operations
	For the Six Months Ended December 31, 2010	For the Year Ended June 30, 2010	For the Year Ended June 30, 2009 (1)

REVENUES	$12,924,583	$21,981,038	$19,835,160

COST OF GOODS SOLD	7,274,339	13,475,798	13,284,929

GROSS PROFIT	5,650,244	8,505,240	6,550,231

EXPENSES

General and administrative	2,305,775	4,711,593	2,647,057
Loss on impairment	576,564	227,500	1,876,000
Depreciation, amortization and accretion expense	1,032,028	2,107,525	2,565,526

Total Expenses	3,914,367	7,046,618	7,088,583

INCOME (LOSS) FROM OPERATIONS	1,735,877	1,458,622	(538,352)

OTHER INCOME (EXPENSE)

Interest income	920	590	2,671
Gain on settlement of liabilities	-	-	1,874,359
Other income	-	-	11,989
Interest expense	(76,460)	(184,773)	(6,997,658)
Other financing costs	-	-	(209,449)

Total Other Income (Expense)	(75,540)	(184,183)	(5,318,088)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	1,660,337	1,274,439	(5,856,440)

Benefit from income taxes	3,127,865	-	-

NET INCOME (LOSS)	$4,788,202	$1,274,439	$(5,856,440)

INCOME (LOSS) PER SHARE
Basic	$0.01	$0.02	$(0.12)
Diluted	$0.01	$0.02	$(0.12)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	352,413,582	67,077,586	47,899,158
Diluted	352,570,332	67,168,992	47,899,158

(1)Retrospectively adjusted for 2010 reorganization (see note 3)

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCES USA CORPORATION

Consolidated Statements of Stockholders' Equity (Deficit)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2008 (1)	82	$4	17,298,507	$172,985	$53,920,685	$(105,776,191)	$(51,682,517)

Fair value of options granted	-	-	-	-	138,285	-	138,285
Shares issued to settle related party debts	-	-	18,193,947	181,939	8,964,616	-	9,146,555
Related party contributions to capital on debt settlement	-	-	-	-	(361,529)	-	(361,529)
Shares issued to settle debt obligations	-	-	3,340,086	33,401	1,727,280	-	1,760,681
Share issues to related parties for cash	-	-	27,427,406	274,274	9,599,592	-	9,873,866
Settlement of related party liabilities in conjunction with 2009 reorganization	-	-	-	-	72,133,922	-	72,133,922
Issue of shares on settlement of options	-	-	33,750	338	(338)	-	-
Net loss	-	-	-	-	-	(5,856,440)	(5,856,440)

Balance, June 30, 2009 (1)	82	4	66,293,696	662,937	146,122,513	(111,632,631)	35,152,823

Fair value of options granted	-	-	-	-	94,208	-	94,208
Repurchase of preferred shares	(82)	(4)	-	-	(27,496)	-	(27,500)
Contribution to capital	-	-	-	-	4,510,000	-	4,510,000
Issue of shares in conjunction with 2010 reorganization	-	-	286,119,886	2,861,199	(2,861,199)	-	-
Net income	-	-	-	-	-	1,274,439	1,274,439

Balance, June 30, 2010	-	-	352,413,582	3,524,136	147,838,026	(110,358,192)	41,003,970

Fair value of options granted	-	-	-	-	95,310	–	95,310
Net income	-	-	-	-	-	4,788,202	4,788,202

Balance, December 31, 2010	-	$-	352,413,582	$3,524,136	$147,933,336	$(105,569,990)	$45,887,482

(1)Retrospectively adjusted for 2010 reorganization (see note 3)

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCES USA CORPORATION

Consolidated Statements of Cash Flows
	For the Six Months Ended December 31, 2010	For the Year Ended June 30, 2010	For the Year Ended June 30, 2009 (1)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,788,202	$1,274,439	$(5,856,440)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Fair value of options granted	95,310	94,208	138,285
Depreciation, amortization and accretion expense	1,032,030	2,107,523	2,565,526
Amortization of debt discount	-	-	209,448
Deferred tax asset	(3,255,622)	-	-
Loss on impairment	576,564	227,500	1,876,000
Gain on settlement of liabilities	-	-	(1,874,359)
Change in Operating Assets and Liabilities:
Restricted funds	(58,482)	(45,428)	(144,637)
Accounts receivable and related party receivables	(377,216)	236,809	(1,071,847)
Inventory	(37,229)	115,375	(187,589)
Prepaid expenses	(27,305)	1,713	168,556
Accounts and royalties payable	(79,128)	(479,702)	(264,420)
Accrued expenses due to related parties	256,805	9,466	5,543,787
Accrued expenses	85,935	119,445	(1,280,223)
Income tax payable	127,757	-	-
Interest payable	-	-	(378,279)
Net Cash Provided By (Used By) Operating Activities	3,127,621	3,661,348	(556,192)

CASH FLOWS FROM INVESTING ACTIVITIES
Cavities and well development	(1,522,619)	(4,110,282)	(1,982,253)
Purchase of property and equipment	(2,023,603)	(2,183,730)	(577,102)
Net Cash Used in Investing Activities	(3,546,222)	(6,294,012)	(2,559,355)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	-	(54,331)
Proceeds from issuance of common stock	-	-	9,873,866
Payments on capital leases	(4,054)	(11,906)	(46,056)
Repurchase of preferred shares	-	(27,500)	-
Capital contribution from major shareholder	-	4,510,000	-
Payments on debt	(1,730,694)	(21,757)	(1,479,102)
Payments on related party debt	-	-	(980,000)
Proceeds from related party notes payable	-	-	260,000
Net Cash Provided by (Used In) Financing Activities	(1,734,748)	4,448,837	7,574,377

NET INCREASE (DECREASE) IN CASH	(2,153,349)	1,816,173	4,458,830
CASH AT BEGINNING OF YEAR	6,318,377	4,502,204	43,374
CASH AT END OF YEAR	$4,165,028	$6,318,377	$4,502,204
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes	$26,452	$-	$-
Interest	$23,543	$184,772	$7,686,781

(1)Retrospectively adjusted for 2010 reorganization (see note 3)

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCES USA CORPORATION
Notes to the Consolidated Financial Statements
December 31, 2010, June 30, 2010 and 2009

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	General Development of the Business

Natural Resources USA Corporation (“Natural Resources” or “the Company”), formerly known as AmerAlia, Inc. (“AmerAlia”), was originally incorporated as Computer Learning Software, Inc. under the laws of the State of Utah on June 7, 1983 and renamed AmerAlia, Inc. in January 1984.  Until October 31, 2008, AmerAlia owned 100% of Natural Soda Holdings, Inc. (“Natural Soda Holdings”) and Natural Soda Holdings owned 46.5% of Natural Soda, Inc. (“Natural Soda”).  On October 31, 2008 AmerAlia completed a restructuring agreement wherein AmerAlia and Natural Soda Holdings issued new equity in exchange for cash, settlement of various debt obligations and the acquisition of the 46.5% of Natural Soda previously owned by Sentient USA Resources Fund, LP (“Sentient”).  AmerAlia then owned 18% of the equity of Natural Soda Holdings which owned 100% of the equity of Natural Soda.  On June 30, 2010 AmerAlia completed an exchange reorganization with Sentient whereby AmerAlia acquired 100% ownership of Natural Soda Holdings in exchange for the issue of 286,119,886 shares of its Common Stock.  Consequently, this last transaction is accounted for as a reorganization of entities under common control and in accordance with Accounting Standards Codification 805-50 Business Combinations, Related Issues, it requires retrospective presentation for all periods presented in these financial statements.  All material inter-company accounts and transactions have been eliminated in the consolidation accounts.

On September 14, 2010, a Special Meeting of the shareholders of the Company agreed to change its name to Natural Resources USA Corporation.

On March 15, 2011 as a result of the closing of an Exchange Agreement and Plan of Reorganization entered into between Sentient and Green SEA Resources Inc. (“GSR”), Sentient exchanged all its 334,074,381 shares of Natural Resources common stock and its limited right to subscribe for 5,500,000 additional shares of common stock for an issue of 20,084,954 shares of GSR common stock.  GSR, a private corporation majority owned and controlled by Sentient and its affiliates, now owns 94.8% of Natural Resources’ common stock.

b.	Accounting Method

The Company’s consolidated financial statements are prepared using the accrual method of accounting.  On December 16, 2010, the Board of Directors approved a change in the Company’s fiscal year end from a June 30 fiscal year to a December 31 fiscal year end.  This Form 10-KT is a transition report for the six month period ended December 31, 2010.

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

NATURAL RESOURCES USA CORPORATION
Notes to the Consolidated Financial Statements
December 31, 2010, June 30, 2010 and 2009

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Natural Resources had $1,371,390, $1,312,908 and $1,267,480 in restricted cash at December 31, 2010, June 30, 2010 and 2009 respectively, comprising certificates of deposit with banks to secure bonds associated with the water monitoring wells and the restoration of the sodium leases.  These restricted balances are presented as a non-current asset.

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

Net deferred tax assets consists of the following components:

	December 31, 2010	June 30, 2010	June 30, 2009
Deferred tax assets:
NOL Carryover	$36,468,250	$15,422,865	$6,697,428
Related Party	12,988	-	45,088
Accrued Compensated Absences	103,727	76,426	-
Deferred tax liabilities:
Depreciation	(1,018,803)	(1,337,562)	-
Valuation allowance	(32,310,540)	(14,161,729)	(6,742,516)
Net deferred tax asset	$3,255,622	$-	$-

NATURAL RESOURCES USA CORPORATION
Notes to the Consolidated Financial Statements
December 31, 2010, June 30, 2010 and 2009

NOTE 1 -    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.      Income Taxes (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the six months ended December 31, 2010 and the years ended June 30, 2010 and 2009 due to the following:

	December 31, 2010	June 30, 2010	June 30, 2009
Book Income	$613,533	$497,199	$(2,257,439)
Stock for expenses	38,788	36,741	358,483
Penalties	-	-	32,029
Meals & entertainment	2,483	4,287	626
Accretion	7,441	11,637	81,685
Accrued payroll	33,134	(40,241)	-
Depreciation	(23,136)	36,532	-
Impairment of equipment held	224,860	-	-
Gain on debt settlement	-	-	686,665
Minority interest in subsidiary	-	-	2,658,991
Other	-	-	8,692
NOL Carryfowards used	(769,346)	(546,155)	(685,887)
Minority interest Natural Soda Holdings	-	-	(46,320)
Minority interest Natural Soda	-	-	114,341
Valuation allowance	-	-	(951,866)
	$127,757	$-	$-

At December 31, 2010, the Company had net operating loss carry-forwards of approximately $93,508,300 that may be offset against future taxable income from the year 2010 through 2029.  During the current period the Company has incurred tax expenses related to alternative minimum taxes for the following periods: December 31, 2010 in the amount of $42,007, June 30, 2010: $59,348 and June 30, 2009: $26,402.  The total of $127,757 has reduced the benefit from income taxes as reported in the statement of operations to $3,127,865; the amounts for prior periods have been accounted for in the current period.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Pursuant to Notes 2 and 3, the Restructurings have created changes in ownership transactions.

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

NATURAL RESOURCES USA CORPORATION
Notes to the Consolidated Financial Statements
December 31, 2010, June 30, 2010 and 2009

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h.      Basic and Diluted Net Income (Loss) Per Share

Basic earnings per share includes no dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the periods presented.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, such as stock options or warrants.  The calculation of diluted earnings per share for the year ended June 30, 2009 does not include 375,000 options, due to their anti-dilutive effect.

i.      Concentrations of Risk

Natural Soda sells its products in North America through distributors to manufacturers and users. Financial instruments consisting of trade accounts receivable potentially subject Natural Soda to concentrations of credit risk.  Generally, Natural Soda does not require security when trade credit is granted to customers.  Credit losses are provided for in Natural Soda’s financial statements and consistently have been within management’s expectations.  During the fiscal period ended December 31, 2010 Natural Soda had three customers that individually constituted more than 10% of its total revenues.  These customers had revenues representing 22%, 22% and 11% of Natural Soda’s total revenues and receivables balances representing 28%, 24% and 12%, respectively, of Natural Soda’s total trade accounts receivable balance at December 31, 2010.  During the fiscal year ended June 30, 2010 Natural Soda had three customers that individually constituted more than 10% of its total revenues.  These customers had revenues representing 27%, 25% and 11% of Natural Soda’s total revenues and receivables balances representing 23%, 25% and 10%, respectively, of Natural Soda’s total trade accounts receivable balance at June 30, 2010.  During the fiscal year ended June 30, 2009 Natural Soda had two customers that individually constituted more than 10% of its total revenues.  These customers had revenues representing 27% and 25% of Natural Soda’s total revenues and receivables balances representing 34% and 20%, respectively, of Natural Soda’s total trade accounts receivable balance at June 30, 2009.

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

An account receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 90 days.  At December 31, 2010 the net accounts receivable balance of Natural Soda included $3,890,849 for trade receivables with a $150 allowance for doubtful accounts.  At June 30, 2010 the net accounts receivable balance of Natural Soda included $3,598,692 for trade receivables with a $250 allowance for doubtful.  At June 30, 2009 the net accounts receivable balance of Natural Soda included $3,726,874 for trade receivables with an $8,448 allowance for doubtful accounts.

NATURAL RESOURCES USA CORPORATION
Notes to the Consolidated Financial Statements
December 31, 2010, June 30, 2010 and 2009

NOTE 1 -    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

o.      New Accounting Pronouncements

During the period ended December 31, 2010 and subsequently, the FASB has issued a number of financial accounting standards, none of which did or are expected to have a material impact on the Company’s results of operations, financial position, or cash flows, with exception of:

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

NATURAL RESOURCES USA CORPORATION
Notes to the Consolidated Financial Statements
December 31, 2010, June 30, 2010 and 2009

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

o.      New Accounting Pronouncements (continued)

The Company adopted the first portion of the updates effective January 1, 2010, with no material impact on the Company’s financial condition, results of operations or cash flows. The Company does not expect the adoption of the remainder of the update to have a material impact on the Company’s financial condition, results of operations or cash flows.

p.      Stock Options

Stock based compensation expense is recorded in accordance with Financial Account Standards Board Accounting Standards Codification (“FASB ASC”) Topic 718, Compensation – Stock Compensation, for stock and stock options awarded in return for services rendered. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. Stock-based compensation expense recognized in the Company’s Statements of Operations for the six months ended December 31, 2010 and the fiscal years ended June 30, 2010 and 2009 assume all awards will vest, therefore no reduction has been made for estimated forfeitures.

q.      Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  Advertising expense for the six months ended December 31, 2010, and the years ended June 30, 2010 and 2009 was $nil, $nil and $nil, respectively.

r.	Revenue Recognition

The Company recognizes revenue from the sodium bicarbonate sales when persuasive evidence of a sale exists, the product has been shipped and delivered as determined by the bill of sale, collection is reasonably assumed and no further company obligation to perform exists.

Mostly, inventory is shipped to customers FOB the Company plant or Rifle warehouse; otherwise the risk of loss transfers to the customer at the time of delivery receipt.

s.	Deferred Financing and Acquisition Costs

Deferred financing costs include the costs of sourcing long term debt financing for the WRNM Acquisition and its associated capital requirements in 2002.  These costs include finders’ fees, legal fees and fees paid for due diligence costs and are being amortized over a 25 year period.  The Company recorded amortized acquisition expense of $19,489, $38,968 and $38,968 for the six months ended December 31, 2010 and the years ended June 30, 2010 and 2009, respectively.

t.	Impairment of Long-Lived Assets

Management reviews the net carrying value of all property and equipment and other long-lived assets on a periodic basis. The Company estimates the net realizable value of each asset group based on the estimated undiscounted future cash flows that will be generated from operations at each property.  These estimates of undiscounted future cash flows are dependent upon the estimates of sodium bicarbonate to be recovered, future production cost estimates and future sodium bicarbonate price estimates over the estimated remaining life of the property.

NATURAL RESOURCES USA CORPORATION
Notes to the Consolidated Financial Statements
December 31, 2010, June 30, 2010 and 2009

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

t.	Impairment of Long-Lived Assets (continued)

If undiscounted cash flows are less than the carrying value of a property, an impairment loss will be recognized based upon the estimated expected future cash flows from the property discounted at an interest rate commensurate with the risk involved.

Management’s estimates of sodium bicarbonate prices and other factors are subject to risks and uncertainties of change affecting the recoverability of the Company’s investment in various projects.  Although management believes it has made a reasonable estimate of these factors based on current conditions and information, it is reasonably possible that changes could occur in the near term which could adversely affect management’s estimate of net cash flows expected to be generated and the need for asset impairment write-downs.

The Company hired expert appraisers to assess the fair market value of their assets at the time the assets were acquired.  These fair market valuations are compared against the cost basis to determine if any further impairment exists.  The Company impaired $576,564 of Equipment Held and not in service for the six months ended December 31, 2010.

u.	Reclassification

Certain June 30, 2010 balances have been reclassified to conform to current year presentation.

v.      Sales Tax and Value Added Taxes

In accordance with FASB ASC 605-45, formerly EITF Issue No. 06-3, How Taxes Collected From Customers and Remitted to Government Authorities Should be Presented in the Income Statement, the Company accounts for sales taxes and value added taxes imposed on its goods and services on a net basis in the consolidated statement of operations.

w.      Research and Development Cost

The Company expenses research and development costs as incurred.

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

NATURAL RESOURCES USA CORPORATION
Notes to the Consolidated Financial Statements
December 31, 2010, June 30, 2010 and 2009

NOTE 2 -	COMPLETED FISCAL 2009 RESTRUCTURING AGREEMENT (Continued)

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
6.
Officers and Directors acquired 5,100,858 shares of the Company’s Common Stock in satisfaction of Series A Debenture Secured Promissory Notes, unsecured notes and accrued compensation valued at $1,836,309.

7.	Other accredited investors acquired 2,433,706 shares in satisfaction of $876,134 worth of Series A Debenture Secured Promissory Notes.

Neither Sentient nor its successor, GSR, continues to hold any debt in either the Company or Natural Soda Holdings.  All Series A Debentures, Series B1 Debentures and Series C Debentures issued by Natural Soda Holdings were cancelled.  Following the first closing Natural Soda again became a wholly-owned subsidiary of Natural Soda Holdings.

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

In June 2008 a promissory note with a principal value of $1,200,000 previously due to HPD was acquired by the Sentient Entities.  Under the Restructuring Agreement discussed herein, Sentient agreed to accept interest at the rate of 6% per year on the note from June 20, 2008.  Since the Company had previously provided for interest payable to HPD and the note and the accrued interest were cancelled pursuant to the Restructuring Agreement, consequently, a gain on the forgiveness of debt of $536,640 was recorded as a contribution to capital for financial statement purposes.  For income tax purposes, the interest which was previously deducted as an expense was added back to income thereby reducing the net operating loss carrryforward.

NATURAL RESOURCES USA CORPORATION
Notes to the Consolidated Financial Statements
December 31, 2010, June 30, 2010 and 2009

NOTE 2 -	COMPLETED FISCAL 2009 RESTRUCTURING AGREEMENT (Continued)

In September 2008 the Company issued 1,402,200 shares of restricted common stock to holders of Series C Debenture secured promissory notes in satisfaction and cancellation of such notes and accrued interest with a total value of $3,311,367.  One of the holders was a related party.  Consequently, the gain on cancellation of debt resulted in a contribution to capital of $878,397 from the issue of 495,820 shares of the Company’s common stock valued at $297,492.  The other holder, an accredited investor accepted 906,380 shares of common stock valued at $543,828 and the Company recorded a gain on settlement of debt of $1,591,650.  Following the second closing of the restructuring, Sentient owned 72.4% of the Company’s common stock.  Once again, for income tax purposes the interest which had previously been deducted was added back to income thereby decreasing the net operating loss carryforward.

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

NOTE 3 -	COMPLETED FISCAL 2010 REORGANIZATION OF ENTITIES UNDER COMMON CONTROL

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

Pursuant to the Exchange Agreement, the Company issued 286,119,886 shares of its common stock to Sentient in exchange for the 820,000 shares of common stock of Natural Soda Holdings held by Sentient (the “Exchange”).  Following the Exchange, the Company owns 100% of the issued and outstanding common stock of Natural Soda Holdings and Sentient owns approximately 94.8% of Natural Resources’ issued and outstanding common stock.

These consolidated financial statements give effect to the reorganization of the Company, accounted for as a reorganization of entities under common control.  In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805-50 Business Combinations, Related Issues, the financial statements of Natural Resources have been retrospectively adjusted to furnish comparative information.

NATURAL RESOURCES USA CORPORATION
Notes to the Consolidated Financial Statements
December 31, 2010, June 30, 2010 and 2009

NOTE 4 -	INVENTORIES

Inventories consisted of the following:

	December 31, 2010	June 30, 2010	June 30, 2009
Raw materials and supplies	$521,023	$380,833	$501,842
Finished goods	331,180	434,141	428,507
Total	$852,203	$814,974	$930,349

NOTE 5 -	PREPAID EXPENSES

Prepaid expenses consisted of the following:

	December 31, 2010	June 30, 2010	June 30, 2009
Prepaid construction costs	$-	$-	$227,500
Other prepayments and deposits	124,034	96,729	98,442
Total	$124,034	$96,729	$325,942

NOTE 6 -	FIXED ASSETS

Fixed assets consist of the following amounts:

	December 31, 2010	June 30, 2010	June 30, 2009
Property plant and equipment	$17,662,915	$15,503,867	$13,328,537
Cavities and well development	17,020,100	15,454,771	11,066,701
Furniture and fixtures	187,747	170,526	162,126
Mineral leases	4,167,471	4,167,471	4,167,471
Subtotal	39,038,233	35,296,635	28,724,835
Less, accumulated depreciation and amortization	(11,985,270)	(10,995,492)	(8,964,145)
Total	$27,052,963	$24,301,143	$19,760,690

Depreciation and amortization expense for the six months ended December 31, 2010 and the years ended June 30, 2010 and 2009 was $1,012,942, $2,031,158 and $2,491,197, respectively.

NATURAL RESOURCES USA CORPORATION
Notes to the Consolidated Financial Statements
December 31, 2010, June 30, 2010 and 2009

NOTE 7 -	PATENTS

Patents consisted of the following:

	December 31, 2010	June 30, 2010	June 30, 2009
Patents acquired from IMC at fair value	$50,000	$50,000	$50,000
Less, accumulated amortization	(32,141)	(30,465)	(27,114)
Net patents	$17,859	$19,535	$22,886

The patents are being amortized on a straight line basis over a period of the remaining life of the patents up to 20 years.  Amortization expense for the six months ended December 31, 2010 and the years ended June 30, 2010 and 2009 was $1,676, $3,351 and $3,352, respectively.

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

During the years ended June 30, 1993 through June 30, 2003, Natural Soda Holdings capitalized lease acquisition, exploration and development costs of $3,066,917.  Since then, no further expenditures have been capitalized.  Natural Soda Holdings has also installed five water monitoring wells and has collected base line data required by the Division of Minerals and Geology.  The last data was collected in February 2001, completing the regulatory requirements necessary to begin solution-mining activities.  Natural Soda Holdings has recorded the value of the Rock School at $3,300,000.  The value of the monitoring wells is $595,000.

NATURAL RESOURCES USA CORPORATION
Notes to the Consolidated Financial Statements
December 31, 2010, June 30, 2010 and 2009

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

During fiscal year ended June 30, 2009 no equipment was placed in service and no impairment recorded on the equipment but the remaining balance of the engineering drawings was impaired resulting in a nil account balance at year end and $1,876,000 of impairment expense being recognized.  During the year ended June 30, 2010 and the six months ended December 31, 2010 further impairment charges of $227,500 and $576,564 were recorded, respectively.  The equipment is being held in storage until it is brought into service.

NOTE 10 -	ROYALTIES PAYABLE

Royalties payable comprise the amount of minimum guaranteed royalties payable due to Kinder (Note 8) and the monthly royalties due to the BLM.  At December 31, 2010, June 30, 2010 and 2009, the Company owed $1,170,964, $1,134,905 and $1,089,373, respectively.  Royalty expense for the six months ended December 31, 2010 and the years ended June 30, 2010 and 2009 was $200,560, $447,512 and $397,549, respectively.

NOTE 11 -	ACCRUED EXPENSES

Accrued expenses comprise the following:
	December 31, 2010	June 30, 2010	June 30, 2009
Salaries and wages	$265,966	$363,883	$319,865
Freight	17,093	31,179	18,774
Property tax	136,706	99,597	73,587
Employment taxes	-	-	44,211
Other	261,953	101,124	22,364
Total	$681,718	$595,783	$478,801

NATURAL RESOURCES USA CORPORATION
Notes to the Consolidated Financial Statements
December 31, 2010, June 30, 2010 and 2009

NOTE 12 -	DUE TO RELATED PARTIES

Accrued liabilities due to related parties comprise the following:
	December 31, 2010	June 30, 2010	June 30, 2009
Accrued officer and director compensation, expenses and advances (1)	$16,303	$11,867	$71,401
Accrued expenses due to Sentient	321,369	69,000	-
Total	$337,672	$80,867	$71,401

(1)
Accrued directors fees and officer and director compensation also includes interest expense totaling $0 for the six months ended December 31, 2010, and $0 and $67,378 for the years ended June 30, 2010 and 2009, respectively.

NOTE 13 -  NOTES PAYABLE

The Wells Fargo factoring facility interest rate is Prime plus 4% which was 7.25% as of December 31, 2010, June 30, 2010 and 2009.  The Company has pledged all Accounts Receivable as collateral.  The agreement with Wells Fargo currently expires on June 24, 2012.

Notes payable comprise the following:
	December 31, 2010	June 30, 2010	June 30, 2009
Wells Fargo factoring facility with fees payable according to time taken to collect each receivable	$-	$1,723,829	$1,592,021
Motor vehicle loans at 0.9% p.a. interest due September 2010 and February 2013 secured by motor vehicles	21,881	28,746	50,504
Total notes payable	21,881	1,752,575	1,642,525
Less current portion	(9,869)	(1,735,582)	(1,612,741)
Total long-term debt	$12,012	$16,993	$29,784

Future maturities of notes payable are as follows:

Year Ending December 31, 2010
2011	$9,869
2012	10,260
2013	1,752
2014	-
2015	-
Total	$21,881

NATURAL RESOURCES USA CORPORATION
Notes to the Consolidated Financial Statements
December 31, 2010, June 30, 2010 and 2009

NOTE 14 -	CAPITAL LEASE OBLIGATIONS
	December 31, 2010	June 30, 2010	June 30, 2009
Total minimum lease payments	$6,268	$11,648	$25,904
Less interest and taxes	(174)	(1,500)	(3,850)
Present value of net minimum lease payments	6,094	10,148	22,054
Less current portion	(6,094)	(9,256)	(10,983)
Long-term portion of capital lease obligations	$-	$892	$11,071

As of December 31, 2010 $422,002 of Capital Lease assets was included in Property, Plant and Equipment.  Depreciation expense for the six months ended December 31, 2010 and each of the years ending June 30, 2010 and 2009 was $4,707, $12,044 and $18,042, respectively.

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

	December 31, 2010	June 30, 2010	June 30, 2009
Beginning balance	$1,275,451	$967,825	$1,036,640
Liability incurred	176,718	277,788	66,088
Liability settled	(104,008)	-	(162,912)
Accretion expense	19,086	29,838	28,009
Ending balance	$1,367,247	$1,275,451	$967,825

NOTE 16 -	OPERATING LEASES

Natural Soda has signed six leases for a total of 33 railway hopper cars.  Three of these leases terminate in September 2011, one will terminate in November 2011, one terminates in February 2012 and the other terminates in March 2015.  These leases require monthly payments of $300 to $540 per car.  Natural Soda has signed a lease for a 29,988 square foot warehouse in Rifle, Colorado.  The lease terminated May 2010 and is currently operating on a month to month basis.  This lease requires monthly payments of $11,188 increasing by 3% in January of each year.

The following is a schedule of future minimum lease payments required to be paid by Natural Soda under the non-cancellable operating lease agreements at December 31, 2010:

Year ended December 31	Amount

2011	$120,885
2012	17,220
2013	14,220
2014	14,220
2015	3,555
Total	$170,100

NATURAL RESOURCES USA CORPORATION
Notes to the Consolidated Financial Statements
December 31, 2010, June 30, 2010 and 2009

NOTE 16 -	OPERATING LEASES (Continued)

The rental expense component recognized by the Company related to the above leases was $151,634, $306,324 and $282,029 for the six month ended December 31, 2010 and the years ended June 30, 2010 and 2009, respectively.

NOTE 17 -	OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS

As a result of applying ASC 718 to stock options granted to board members, the Company recorded expenses of $95,310, $94,208 and $138,285 for the six months ended December 31, 2010 and the years ended June 30, 2010 and 2009, respectively. These expenses are included in the selling, general and administrative amount in the statement of operations.

Under ASC 718, the Company estimated the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for each of the grants in the six month ended December 31, 2010; dividend yield of zero percent; expected volatility of 223%; risk-free interest rates of 1.5% and expected lives of 3.0 years.

A summary of the status of the Company’s stock options and warrants as of June 30, 2008 and changes during the each of the periods ended June 30, 2009 and 2010 and December 31, 2010 is presented below:

	Options, Warrants and SAR’s	Weighted Average Exercise Price
Outstanding, June 30, 2008	3,615,000	$1.01
Granted	187,500	$0.88
Expired/Cancelled	(3,240,000)	$1.08
Exercised	(187,500)	$0.42
Outstanding, June 30, 2009	375,000	$0.64
Granted	262,500	$0.31
Expired/Cancelled	(187,500)	$0.40
Exercised	-	$0.00
Outstanding, June 30, 2010	450,000	$0.55
Granted	225,000	$0.37
Expired/Cancelled	-	$0.00
Exercised	-	$0.00
Outstanding, December 31, 2010	675,000	$0.49
Exercisable, December 31, 2010	450,000	$0.55

The following summarizes the exercise price per share and expiration date of the Company's outstanding options and warrants to purchase common stock at December 31, 2010:

Expiration Date	Price	Number
June 30, 2011	$0.88	187,500
June 30, 2012	$0.29	187,500
June 21, 2013	$0.37	75,000
June 30, 2013	$0.37	225,000
		675,000

NATURAL RESOURCES USA CORPORATION
Notes to the Consolidated Financial Statements
December 31, 2010, June 30, 2010 and 2009

NOTE 17 -	OUTSTANDING STOCK OPTIONS AND PURCHASE WARRANTS (Continued)

During the year ended June 30, 2009, options to purchase 187,500 shares were granted and 33,750 shares were issued to non-executive directors pursuant to the net exercise provisions of their option agreements over 187,500 shares.

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

On July 1, 2010 the Company granted options to Non-executive Directors to acquire 225,000 shares at $0.37 per share until June 30, 2013 in accordance with the 2010 Directors’ Incentive Plan.  The options vest on January 2, 2011.  The weighted average grant-date fair value of these options was $0.33 per option and $74,590 in total.

NOTE 18 -	RELATED PARTY TRANSACTIONS

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

Natural Soda Holdings paid Sentient $790,846 for reimbursement of certain expenses and for providing management consultancy services related to NSHI’s business development activities in December 2009.  On June 30, 2010, Natural Soda Holdings paid $350,010 to Sentient to reimburse expenses paid in relation to oil shale research and investigations.  Natural Soda Holdings also made provision to pay Sentient $39,000 for reimbursement of other expenses.  In addition, Natural Soda Holdings made provision to pay Stephen Dunn, a Sentient associate, $19,500 for Consulting services.  On December 31, 2010 Natural Soda Holdings made a provision to reimburse Sentient $321,369 for expenses incurred on its behalf.

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

NATURAL RESOURCES USA CORPORATION
Notes to the Consolidated Financial Statements
December 31, 2010, June 30, 2010 and 2009

NOTE 18 -	RELATED PARTY TRANSACTIONS (Continued)

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

Consulting Agreement

On November 21, 2009, Natural Soda Holdings entered into a Consulting Agreement (the “Consulting Agreement”) with Toveloa Pty Limited (“Toveloa”), an Australian company controlled by Alan You Lee, an affiliate of Sentient, pursuant to which Mr. Lee agreed to provide certain consulting services to Natural Soda Holdings.  During the six months ended December 31, 2010 and the years ended June 30, 2010 and 2009, Toveloa earned $55,000, $110,000 and $60,000 in fees in accordance with the consulting agreement.

At a meeting of its board of directors on June 28, 2010, the Board of Directors and shareholders of Natural Soda Holdings ratified and approved the License Agreement, the Reimbursement Agreement and the Consulting Agreement.

NATURAL RESOURCES USA CORPORATION
Notes to the Consolidated Financial Statements
December 31, 2010, June 30, 2010 and 2009

NOTE 18 -	RELATED PARTY TRANSACTIONS (Continued)

The Consulting Agreement was terminated by mutual agreement between Toveloa and Natural Soda Holdings on March 21, 2011, effective December 31, 2010.

Related Party Receivables

The Company provides executive officers and some employees with company credit cards or advances only for the purpose of paying company expenses incurred while travelling.  These charges are recorded as advances until claims for expenses are approved.  The balance of these amounts was $104,941 at December 31, 2010, $19,982 at June 30, 2010 and $5,000 at June 30, 2009.

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

Bill H. Gunn is Chairman and CEO of the Company, Bradley F. Bunnett is President and COO (since June 21, 2010) and Robert van Mourik is Chief Financial Officer, Secretary and Treasurer of the Company.  On June 21, 2010 Mr. Gunn ceased to be President and Mr. van Mourik ceased to be Executive Vice President upon the appointment of Mr. Bunnett as President and COO.

NATURAL RESOURCES USA CORPORATION
Notes to the Consolidated Financial Statements
December 31, 2010, June 30, 2010 and 2009

NOTE 21 -	OFFICER COMPENSATION (Continued)

	December 31, 2010	June 30, 2010	June 30, 2009
Compensation paid
Bill Gunn *	$107,000	$214,000	$214,000
Bradley F Bunnett **	205,350	-	-
Robert van Mourik *	82,000	164,000	164,000
Compensation arrears paid
Bill Gunn	-	-	65,434
Robert van Mourik	-	-	510,039
Accrued but unpaid compensation, balance
Bill Gunn	-	-	48,769
Robert van Mourik	15,340	11,867	1,132
Advances received from the Company
(see Note 18)
Bill Gunn	94,054	14,982	-

* These amounts also included $14,000 director’s fees due annually.
** $205,350 comprises $80,000 base compensation and $125,350 commissions.

NOTE 22 -	INCOME TAXES

ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-like1y-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2010, June 30, 2010 and 2009, the Company had no accrued interest or penalties related to uncertain tax positions.

Notes 2 and 3 discuss the restructuring of the company and the change in Net Operating Loss amounts.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of Colorado. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.

NATURAL RESOURCES USA CORPORATION
Notes to the Consolidated Financial Statements
December 31, 2010, June 30, 2010 and 2009

NOTE 23 -	TRANSITION PERIOD COMPARATIVE DATA (UNAUDITED)

The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.

Consolidated Statements of Operations
	For the Six Months Ended December 31, 2010	For the Six Months Ended December 31, 2009 (1)
		(unaudited)
REVENUES	$12,924,583	$10,428,949
COST OF GOODS SOLD	7,274,339	6,253,537
GROSS PROFIT	5,650,244	4,175,412

EXPENSES
General and administrative	2,305,775	2,393,017
Loss on impairment	576,564	-
Depreciation, amortization and accretion expense	1,032,028	1,226,148
Total Expenses	3,914,367	3,619,165
INCOME FROM OPERATIONS	1,735,877	556,247

OTHER INCOME (EXPENSE)
Interest income	920	590
Interest expense	(76,460)	(109,756)
Total Other Income (Expense)	(75,540)	(109,166)
INCOME BEFORE INCOME TAX EXPENSE	1,660,337	447,081
Benefits from income taxes	3,127,865	-
NET INCOME	$4,788,202	$447,081

INCOME PER SHARE
Basic	$0.01	$0.01
Diluted	$0.01	$0.01
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	352,413,582	66,293,696
Diluted	352,570,332	66,387,446
(1) Retrospectively adjusted for 2010 reorganization (see note 3)

NATURAL RESOURCES USA CORPORATION
Notes to the Consolidated Financial Statements
December 31, 2010, June 30, 2010 and 2009

NOTE 23 -	TRANSITION PERIOD COMPARATIVE DATA (UNAUDITED) (CONTINUED)

Consolidated Statements of Cash Flows

	For the Six Months Ended December 31, 2010	For the Six Months Ended December 31, 2009 (1)
		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,788,202	$447,081
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Fair value of options granted	95,310	90,064
Depreciation, amortization and accretion expense	1,032,030	1,240,648
Deferred tax asset	(3,255,622)	-
Loss on impairment	576,564	-
Change in Operating Assets and Liabilities:
Restricted funds	(58,482)	-
Accounts receivable and related party receivables	(377,216)	82,047
Inventory	(37,229)	(209,503)
Prepaid expenses	(27,305)	(17,925)
Accounts and royalties payable	(79,128)	611,263
Accrued expenses due to related parties	256,805	(44,694)
Accrued expenses	85,935	(42,270)
Income taxes payable	127,757	-
Net Cash Provided By Operating Activities	3,127,621	2,156,711

CASH FLOWS FROM INVESTING ACTIVITIES
Cavities and well development	(1,522,619)	(4,065,848)
Purchase of property and equipment	(2,023,603)	(1,690,322)
Net Cash Used in Investing Activities	(3,546,222)	(5,756,170)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital leases	(4,054)	(7,117)
Proceeds from notes payable	-	702,709
Capital contribution from major shareholder	-	4,510,000
Payments on debt	(1,730,694)	(7,903)
Net Cash Provided by (Used In) Financing Activities	(1,734,748)	5,197,689

NET INCREASE (DECREASE) IN CASH	(2,153,349)	1,598,230
CASH AT BEGINNING OF YEAR	6,318,377	4,502,204
CASH AT END OF YEAR	$4,165,028	$6,100,434

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION
Income taxes	$26,452	$-
Interest	$23,543	$109,756

(1) Retrospectively adjusted for 2010 reorganization (see note 3)

NATURAL RESOURCES USA CORPORATION
Notes to the Consolidated Financial Statements
December 31, 2010, June 30, 2010 and 2009

NOTE 24 -	SUBSEQUENT EVENTS

On January 18, 2011 options to subscribe for 875,000 shares of common stock at $0.58 per share were granted to each of Bill H. Gunn, Robert van Mourik, Bradley F. Bunnett and Robert Warneke.  One third of the options vest on each of the first, second and third anniversaries of the date of grant and expire on January 18, 2016.

On March 15, 2011, Sentient transferred all of its shares of common stock of Natural Resources (equal to 334,074,381 shares or 94.8% of the outstanding shares of common stock of the Company) and its limited right to subscribe for an additional 5,500,000 shares (collectively, the “Securities”) to Green SEA Resources, Inc., a Canadian private company (“GSR”), in exchange for shares of common stock of GSR.  According to its Schedule 13D/A report filed with the Securities and Exchange Commission on March 17, 2011, Sentient is the majority and controlling shareholder of GSR and, consequently, will remain an indirect beneficial owner of the Securities.  The Company expects that the Board of Directors of GSR will hold voting and investment control over the Securities, and, therefore, is now the beneficial owner of the Securities.  Since this exchange resulted in a change in the direct beneficial ownership of greater than 50% of the Company’s issued and outstanding common stock, this transaction may be deemed to be a change of control.

The Consulting Agreement between Toveloa and Natural Soda Holdings was terminated by mutual agreement on March 21, 2011, effective December 31, 2010.

The Company has evaluated subsequent events pursuant to ASC Topic 855 and no other events require disclosure.

ITEM 9.      CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure Control and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 and Item 307 of Regulation S-X we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing this Transition Report.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer who concluded that our disclosure controls and procedures are effective.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making our assessment of internal control over financial reporting, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   Based on this assessment, our management concluded that our internal control over financial reporting was effective.

This Transition Report does not include an attestation report of our public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the exemption in Sarbanes-Oxley 404(c) for users that are not accelerated filers or large accelerated filers that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

We retain qualified and experienced accounting contractors to supervise our staff and maintain our accounting records and thereby have access to resources sufficient to enable adequate separation of duties and compliance with generally accepted accounting principles.  In addition, we retain the services of an independent accounting firm for advice on technical accounting issues and to assist in the preparation and review of our financial statements.  There has been no change in our internal control over financial reporting, except as described above, during the six months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Identification of Directors and Executive Officers

The following table sets forth certain information with respect to our current directors and executive officers.  Directors hold office until the next Annual Meeting of Shareholders and a successor is elected and qualified, or until their death, resignation or removal.  Executive officers are elected at annual meetings of the Board and hold office for one year or until a successor has been duly elected and qualified or until death, resignation or removal. The ages of the directors, executive officers, and significant employees are shown as of March 24, 2011.

Name	Current Office	Principal Occupation	Director/Officer/ Since	Age
Bill H. Gunn	CEO and Chairman of the Board	President and CEO of Natural Resources	February 1984	68
Robert C.J. van Mourik	Chief Financial Officer, Secretary and Treasurer	CFO of Natural Resources	January 1989	58
Neil E. Summerson(1)	Director	Company Director	September 1990	64
Geoffrey C. Murphy(1)	Director	Principal, Valor Leadership Partners, LLC.	June 1999	69
J. Jeffrey Geldermann(1)	Director	President of Credentials, Inc.	June 2004	60
Alan De’ath(2)	Director	President and CEO of Ivernia, Inc.	June 2010	57
Paul-Henri Couture(2)	Director	President – Sentient Asset Management Canada Ltd	June 2010	55
Leigh Hall(2)	Director	Company Director	February 2011	70
Wayne Richardson(2)	Director	Managing Director and CEO of Renewed Metal Technologies and Orbitas Pty Ltd	February 2011	55
Alan You Lee(2)	Director	Sentient Consultant and VP, Finance and CFO of GSR	February 2011	52
Bradley Bunnett	President and Chief Operating Officer	President and COO of Natural Resources	June 2010	45
Robert Warneke(3)	Executive Director of Manufacturing of Natural Soda	Executive Director of Manufacturing of Natural Soda	August 2007	54
(1)	Indicates that the director may be considered “independent” in accordance with Section 803A of the NYSE Amex Equities Company Guide even though this guide is not applicable to the Company.
(2)	Indicates that Sentient recommended the director for nomination to the Board of Directors.
(3)	Mr. Warneke is an executive officer of Natural Soda, a wholly-owned subsidiary of Natural Soda Holdings, which is itself a wholly owned subsidiary of the Company.

The following is a description of the business background of the directors and executive officers of Natural Resources.

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

Mr. Gunn has been a self-employed investor, CPA, and a director of several Australian Stock Exchange listed public companies, as well as a number of majority owned private corporations.   Since February 1984 he has been Chairman and Chief Executive Officer of Natural Resources and was also president from 1984 to 2010.

Mr. Gunn is also a director of GSR, a majority-owned subsidiary of Sentient and its affiliates.  Since March 15, 2011 GSR owns 94.8% of Natural Resources.

Robert C.J. van Mourik

Mr. van Mourik served as Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Natural Resources since 1989 and was elected a Director in September 1990.  In June 2010 he relinquished the role of Executive Vice President and retired as a director at the annual meeting of shareholders.  He graduated in 1974 with a Bachelor of Applied Science (Applied Chemistry) from the Victoria Institute of Colleges, Australia and in 1981 with a Master’s Degree in Business Administration from the University of Newcastle, Australia.  He is a Fellow of the Australian Institute of Company Directors.

Neil E. Summerson

Mr. Summerson is a director of several Australian listed and unlisted public companies and closely held private companies.  He is Chairman of Bank of Queensland Ltd, Chairman of Idec Group of companies, Chairman of Australian Property Growth Limited, Chairman of St Andrews Insurance Limited and a Director of Leyshon Group of companies, Pioneer Permanent Building Society Limited, Home Building Society Limited and Australian Made Campaign Limited.   He was formerly the Managing Partner of Ernst & Young in Queensland.  He is a Fellow of the Institute of Chartered Accountants, a Fellow of the Australian Institute of Management and a Fellow of the Australian Institute of Company Directors.

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

Alan M. De’ath

Mr De’ath was appointed President, Chief Executive Officer and a director of Ivernia, Inc., a TSX listed public company, in 2003 after joining the company in 2000.  He has 30 years of experience in senior management positions in the mining industry including a 20-year career with Rio Tinto in Europe and southern Africa including positions as Commercial Director on the board of RioMinas Lda in Portugal managing Rio Tinto’s Neves Corvo joint venture with the Portuguese government and as Finance Director on the board of Rossing Uranium Ltd in Namibia.  Immediately prior to joining Ivernia he was CFO with TVX Gold in Toronto for two years.  Mr. De’ath is also an officer and director of GSR.  GSR owns a significant interest in Ivernia.

Paul-Henri Couture

Mr. Couture joined Sentient in 2009 as President of Sentient Asset Management Canada. He has over 30 years of experience as a financial management and investment professional.  From 1983 to 2009, he served as Senior Vice-President at the Caisse de dépôt et placement du Québec.  He graduated with a Bachelor’s degree in business administration from HEC Montreal in 1976 and is a Certified Financial Analyst.

Leigh Hall

Mr. Hall held a number of senior positions at AMP Limited, an Australian public company, before retiring in 1999 as Deputy Managing Director of AMP Asset Management Australia Limited.  Mr. Hall is a Member of the Order of Australia, a Fellow of the Institute of Chartered Accountants in Australia and a Fellow of the Australian Institute of Company Directors.  He has been a director of a number of Australian-based public companies and presently is a director of Superannuation Funds Management Corporation of South Australia. Mr. Hall has served in various capacities on several industry and government associations and groups, including president of the Securities Institute of Australia, Chairman of the Australian Investment Managers Association and a member of the Australian Law Reform Commission and the Financial Reporting Council.  Mr. Hall is also a director of GSR.

Wayne Richardson

Mr. Richardson has been Managing Director and CEO of Renewed Metal Technologies and Orbitas Pty Ltd since 2007, and has been Chairman of Southern Oil Pty Ltd in Australia since 2009. Prior to that he served as General Manager, Sales of Century Yuasa in Brisbane for four years, and before that he founded and managed Club Assist International, an automobile battery retailer, between 1996 and 2001. Mr. Richardson is also President of the Australian Battery Recycling Initiative and an industry advisor for the Green Lead Project in Australia, and was Director of the Australian Battery Industry Association for four years.  Mr. Richardson is also an officer of GSR.

Alan You Lee

Mr. You Lee has over 25 years’ experience gained in senior finance positions across a diversified range of industries.  Through his company, Toveloa Pty Limited, an Australian company, Mr. You Lee has served a consultant to Sentient since November 1, 2009 (prior to that time, he provided his services directly to Sentient).  Prior to joining Sentient in 2008, he was at Macquarie Bank where he fulfilled several senior finance roles including as CFO of Macquarie Direct Investment, the private equity investment funds division.  Before that he was General Manager, Finance and Operations at Fuji International Finance Australia, the Australian subsidiary of the Fuji Bank, which specialized in project and corporate finance. Alan is a Chartered Accountant and holds a Bachelor of Commerce (Honours) degree from Rhodes University.  Mr. You Lee is also an officer of GSR.

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

(b)	Identification of Significant Employees

None.

(c)	Family Relationships

There are no family relationships among the Company’s directors of officers.  No arrangement exists between any of the above directors and officers pursuant to which any one of those persons was elected to such office or position.

Alan De’ath and Paul Henri-Couture were recommended by Sentient to our Board of Directors and were appointed to the board on June 29, 2010 and subsequently elected by the shareholders on February 9, 2011.  Leigh Hall, Wayne Richardson and Alan You Lee were recommended by Sentient to our Board of Directors as potential candidates for nomination to our Board of Directors and were elected to the board on February 9, 2011 by the shareholders.

(d)	Involvement in Certain Legal Proceedings:

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

(e)	Audit Committee Financial Expert

The Board has determined that Neil E. Summerson and Geoffrey C. Murphy are both qualified to be and are “financial experts” as defined under Item 407(d)(5)(ii) and (iii) of Regulation S-K.

Director Qualification and Background

The Company does not have a separate Nominating Committee and does not have a formal policy with respect to evaluation of nominees.  However, it has been the Company’s practice to seek to compose a Board which brings a full complement of skills and attributes and experience to the Company and in this respect the Company looks for a diverse range of attributes and qualifications among its Board candidates. These include: financial acumen, previous public company governance experience, experience in the natural soda mining industry or related mining industries, sound business experience, government relations experience, investor relations experience, and sales and marketing experience. Each candidate is not expected to have each of these elements but rather the Board seeks to nominate a group which, in the aggregate, is comprised of individuals who contribute the full range of such experience and qualifications, which the current nominees for director provide.

Nominees who are recommended to the Board by the Company’s shareholders are evaluated to confirm that they are qualified to serve on the board of directors of a publicly-traded company.  Alan De’ath, Paul Henri-Couture, Leigh Hall, Wayne Richardson and Alan You Lee were recommended by Sentient to our Board of Directors as potential candidates for nomination to our Board of Directors.

Additionally, each nominee is expected to display a commitment to good governance and the protection of shareholders’ interests, demonstrated leadership skills, and effective communication skills. Nominees who have previously served as directors are also evaluated on the basis of their attendance record and their dedication to fulfilment of their responsibilities as directors of the Company.

The Board also evaluates each candidate in respect of whether their personal and professional schedules allow them to dedicate sufficient time to governance of the Company.  The Board has concluded that each nominee has been, and will be, consistent and conscientious in devoting time and energy to the affairs of the Company.

The Board does not currently have a formal policy with regard to the consideration of diversity in identifying director nominees.

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

Based solely on its review of the copies of the reports it received from persons required to file, the Company believes that during the period from July 1, 2009 through December 31, 2010, all filing requirements applicable to officers, directors, and greater-than-10% shareholders have been met in accordance with the requirements of Section 16(a), other than the following reports:

Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Alan De’ath	Three	Two	None
Paul-Henri Couture	One	None	None
Michel Marier	One	None	None
Bradley Bunnett	One	Two	None
Robert Warneke	One	None	None

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation paid to our executive officers during the two most recent fiscal years ended June 30, 2010.  Mr. Gunn, and Mr. van Mourik were the only executive officers receiving or accruing compensation exceeding $100,000 during our fiscal year ended June 30, 2010, as shown below.  None of our executive officers are subject to employment agreements.  The compensation of our executive officers is determined by the Compensation Committee of the Board.  Mr. Gunn also received a salary of $100,000 per year from Natural Soda that is paid directly by Natural Soda.  As a consequence of the exchange reorganization completed on June 30, 2010 whereby Natural Soda is now a wholly owned subsidiary of Natural Resources, Mr. Gunn is paid one combined salary.

Name and Principal Position (a)	Year (b)	Salary (1) $ (c)	Bonus $ (d)	Stock Awards $ (e)	Option Awards $ (f)	Non-equity incentive plan compensation $ (g)	Non-qualified deferred compensation earnings $ (h)	All other compensation $ (i)	Total $ (j)
Bill H. Gunn
President &	2010	114,000	-0-	-0-	-0-	-0-	-0-	-0-	114,000
Chief Executive	2009	114,000	-0-	-0-	-0-	-0-	-0-	-0-	114,000
Officer

Robert van
Mourik	2010	164,000	-0-	-0-	-0-	-0-	-0-	-0-	164,000
Chief Financial	2009	164,000	-0-	-0-	-0-	-0-	-0-	-0-	164,000
Officer

(1)
At June 30, 2010 accrued unpaid compensation, interest, expenses and advances to the Company of $Nil and $11,867 were due to Bill H. Gunn and Robert van Mourik respectively (at June 30, 2009: $48,769 and $1,132, respectively).  These amounts also include $14,000 director’s fees due annually.  In addition, prior to the exchange reorganization, Bill H. Gunn was paid a separate salary of $100,000 by Natural Soda.

Subsequently, for the six months ended December 31, 2010 the following compensation was paid:

Name and Principal Position (a)	(b)	Salary $ (c)	Bonus $ (d)	Stock Awards $ (e)	Option Awards $ (f)	Non-equity incentive plan compensation $ (g)	Non-qualified deferred compensation earnings $ (h)	All other compensation $ (i)	Total $ (j)
Bill H. Gunn
President &		107,000	-0-	-0-	-0-	-0-	-0-	-0-	107,000
Chief Executive
Officer

Bradley F.
Bunnett		80,000	-0-	-0-	-0-	125,350	-0-	-0-	205,530
President &
COO

Robert van
Mourik		82,000	-0-	-0-	-0-	-0-	-0-	-0-	82,000
Chief Financial
Officer

Natural Resources does not have a group medical insurance plan for its executive officers although Mr. Gunn and Mr Bunnett participate in a comprehensive group medical insurance plan that Natural Soda provides for its employees.  While the Company has no retirement plans, Natural Soda contributes matching contributions to a 401(k) plan for Mr. Gunn, Mr. Bunnett and Mr. Warneke.

We have no plans for the payment or accrual for payment of any amounts to any executive officer in connection with such officer’s resignation, retirement, or other termination, or change of control or change in the executive officer's responsibilities.  We have no long term incentive compensation plans, defined benefit plans, or actuarial plans.  There are no plans to pay bonuses or deferred compensation to employees of Natural Resources.

2010 Stock Option Plan

In June 2010, the Board adopted a stock option plan for its officers, employees, and consultants.  The Board (through its compensation committee) can issue options under this plan to acquire up to 25,000,000 shares to officers, employees and consultants.  The Plan is intended to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to our success by offering them an opportunity to participate in our future performance through awards of stock options.  In each case, the Board (through its compensation committee) will determine the price at which options may be issued, the term of the options, and the number of options to be issued.  In no case may the exercise price be less than the market value of the underlying shares at the time of grant. Our shareholders approved this Plan at the annual meeting of shareholders held in June 2010.  No officer exercised stock options during the transition period ended December 31, 2010.  There are no outstanding stock options at December 31, 2010 held by any officer.

DIRECTOR COMPENSATION

Our directors are authorized to receive $14,000 cash compensation per year for their services as directors.  In addition, the Chairman of the Audit Committee receives $6,000 per year and other Audit Committee members $4,000 per year; the Chairman of the Compensation Committee receives an additional $2,000 per year.  These arrangements were approved September 10, 2002 as of July 1, 2002.  We also reimburse directors for expenses incurred on behalf of the Company.  The option awards data represents the dollar amount recognized for financial statement reporting purposes for the fair value of stock options granted to each of the named directors in accordance with ASC 718.  The following table shows the compensation paid to directors for the year ended June 30, 2010:

Name (a)	Year	Fees earned or paid in cash $ (b)	Stock Awards $ (c)	Option Awards $ (d)	Non-equity incentive plan compensation $ (e)	Non-qualified deferred compensation earnings $ (f)	All other compensation $ (g)	Total $ (h)
Neil E. Summerson	2010	20,000	-0-	18,013	-0-	-0-	-0-	38,013
Geoffrey C. Murphy	2010	20,000	-0-	18,013	-0-	-0-	-0-	38,013
J. Jeffrey Geldermann	2010	14,000	-0-	18,013	-0-	-0-	-0-	32,013
James V. Riley	2010	18,000	-0-	18,013	-0-	-0-	-0-	36,013
Robert C. Woolard	2010	14,000	-0-	18,013	-0-	-0-	-0-	32,013
Alan M. De’ath	2010	-0-	-0-	4,143	-0-	-0-	-0-	4,143

The following table shows the compensation paid to directors for the six months ended December 31, 2010:

Name (a)	Year	Fees earned or paid in cash $ (b)	Stock Awards $ (c)	Option Awards $ (d)	Non-equity incentive plan compensation $ (e)	Non-qualified deferred compensation earnings $ (f)	All other compensation $ (g)	Total $ (h)

Neil E. Summerson	2010	10,000	-0-	12,432	-0-	-0-	-0-	22,432

Geoffrey C. Murphy	2010	10,000	-0-	12,432	-0-	-0-	-0-	22,432

James V. Riley	2010	9,000	-0-	12,432	-0-	-0-	-0-	21,432

J. Jeffrey Geldermann	2010	7,000	-0-	12,432	-0-	-0-	-0-	19,432

Robert C. Woolard	2010	7,000	-0-	12,432	-0-	-0-	-0-	19,432

Alan M. De’ath	2010	7,000	-0-	33,150	-0-	-0-	-0-	40,150

Paul-Henri Couture	2010	7,000*	-0-	-0-	-0-	-0-	-0-	7,000*

Michel Marier	2010	7,000*	-0-	-0-	-0-	-0-	-0-	7,000*

* Paid to Sentient Asset Management Ltd
2010 Directors’ Incentive Plan

In June 2010, the Board of Directors adopted a plan by which each director (who is not an employee or officer) is granted:
•	an option to purchase 75,000 shares at a current market price upon joining the Board of Directors; and
•	an option to purchase 37,500 shares on July 1 of each year he remains a director.

The options have a three-year term and are exercisable six months after the date of grant.

The following table summarizes information with respect to each non-executive director’s outstanding stock options at December 31, 2010.

	Option Awards
Name (a)	Number of securities underlying unexercised options # Exercisable (b)	Number of securities underlying unexercised options # Unexercisable (c)	Option exercise price $ (e)	Option expiration date (f)
Neil E. Summerson	37,500	-	0.88	6/30/2011
	37,500	-	0.29	6/30/2012
	37,500	-	0.37	6/30/2013
Geoffrey C. Murphy	37,500	-	0.88	6/30/2011
	37,500	-	0.29	6/30/2012
	37,500	-	0.37	6/30/2013
James V. Riley	37,500	-	0.88	6/30/2011
	37,500	-	0.29	6/30/2012
	37,500	-	0.37	6/30/2013
Robert C. Woolard	37,500	-	0.88	6/30/2011
	37,500	-	0.29	6/30/2012
	37,500	-	0.37	6/30/2013
J. Jeffrey Geldermann	37,500	-	0.88	6/30/2011
	37,500	-	0.29	6/30/2012
	37,500	-	0.37	6/30/2013
Alan M. De’ath	75,000	-	0.37	6/22/2013
	37,500	-	0.37	6/30/2013

On July 1, 2009, we granted options to acquire 37,500 shares of Common Stock at $0.29 per share exercisable until June 30, 2012 to each of the following non-executive directors:

•	Geoffrey C. Murphy;
•	Neil E. Summerson;
•	James V Riley;
•	Robert C. Woolard; and
•	J. Jeffrey Geldermann.

On June 21, 2010, we granted options to acquire 75,000 shares at $0.37 per share exercisable until June 21, 2013 to Alan De’ath on his appointment to the board.  These options vest on December 21, 2010.

On July 1, 2010, we granted options to acquire 37,500 shares of Common Stock at $0.37 per share exercisable until June 30, 2013 to each of the following non-executive directors:

•	Geoffrey C. Murphy;
•	Neil E. Summerson;
•	James V Riley;
•	Robert C. Woolard;
•	J. Jeffrey Geldermann; and
•	Alan De’ath.

These options vested on January 3, 2011.

On December 16, 2010, the Board determined to grant options to purchase 875,000 shares of Company common stock at $0.58 per share to each of Bill Gunn, Brad Bunnett, Robert van Mourik and Bob Warneke (the “Executive Options”) pursuant to the Company’s 2010 Stock Option Plan.  The exercise price of the Executive Options was to be determined on a 30-day volume weighted trading average price beginning on the day following the Board action.  Consequently, the options were granted on January 18, 2011.  They vest annually over a three period and become fully exercisable on a change of control of the Company.  They terminate on January 18, 2016.

OTHER ARRANGEMENTS

Except as described herein, no officer or director of Natural Resources has been or is being paid any cash compensation, or is otherwise subject to any deferred compensation plan, bonus plan or any other arrangement and understanding whereby such person would obtain any cash compensation for his services for and on behalf of Natural Resources except that for the transition period ended December 31, 2010 alone an amount of $15,340 for expenses reimbursement owed to Robert van Mourik was accrued.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements.

Natural Resources has no compensation plan or arrangement with respect to any executive officer which plan or arrangement results or will result from the resignation, retirement or any other termination of such individual's employment with the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS

At March 24, 2011, we had one class of outstanding voting securities, our Common Shares, with 352,413,582 shares issued and outstanding.  The following table sets forth information as of March 24, 2011 on the ownership of Common Shares for all directors, individually, all executive officers, all executive officers and directors as a group, and all beneficial owners of more than five percent of our Common Shares.  The following shareholders have sole voting and investment power with respect to the Common Shares unless indicated otherwise.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of Common Stock subject to options and warrants exercisable within 60 days of March 24, 2011 are deemed outstanding for computing the percentage of the person or entity holding such securities but are not outstanding for computing the percentage of any other person or entity.

Name & Address of Beneficial Owner	Amount & Nature Of Beneficial Ownership		Percent of Common Shares*

J. Jeffrey Geldermann	1,210,500	(1)	**
Bill H. Gunn	1,064,445	(2)	**
Geoffrey C. Murphy	776,993	(3)	**
Robert van Mourik	545,385	(4)	**
Neil E. Summerson	516,417	(5)	**
Alan De’ath	112,500	(6)	**
Bradley F. Bunnett	16,200		**
Robert Warneke	0		**
Paul-Henri Couture	0		**
Leigh Hall	0		**
Wayne Richardson	0		**
Alan You Lee	0		**

Officers, Directors and Director Nominees as a Group (15 persons)	4,242,440	(7)	1.2%

Green SEA Resources Inc.	339,574,381	(8)	96.0%
130 Adelaide St West, Suite 3303 Toronto, Ontario, Canada M5H 3P5

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

(2)	Includes 131,960 Common Shares owned by Gunn Development Pty. Ltd. (of which Mr. Gunn is a controlling shareholder).
(3)
Includes options to acquire 37,500 Common Shares at $0.88 until June 30, 2011, options to acquire 37,500 Common Shares at $0.29 until June 30, 2012 and options to acquire 37,500 Common Shares at $0.37 until June 30, 2013.

(4)
Includes 240,760 Common Shares owned by Ahciejay Pty. Ltd. as trustee for The R.C.J. Trust, and 304,125 Common Shares held in trust for the R.C.J. Superannuation Fund, as to both of which Mr. van Mourik and his family are beneficiaries.

(5)
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

(6)	Includes options to acquire 75,000 shares at $0.37 per share until June 21, 2013 and options to acquire 37,500 shares at $0.37 per share until June 30, 2013.
(7)	Includes beneficial ownership of Messrs. Geldermann, Gunn, Murphy, van Mourik, Summerson, Bunnett and De’ath as described in notes 1, 2, 3, 4, 5 and 6 above.
(8)	Includes the right to purchase 5,500,000 Common Shares for $0.36 each until October 31, 2011 subject to certain conditions.

To the best of our knowledge, there are no arrangements, understandings or agreements relative to the disposition of any of our securities, the operation of which would at a subsequent date result in a change in control of Natural Resources.

Change in Control

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Transactions with Management and Others

The following sets out information regarding transactions between officers, directors and significant shareholders of Natural Resources during the most recent fiscal year and the subsequent transition period ending December 31, 2010.

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

Natural Soda Holdings paid Sentient $790,846 for reimbursement of certain expenses and for providing management consultancy services related to Natural Soda Holdings’ business development activities in December 2009.  On June 30, 2010, Natural Soda Holdings paid $350,010 to Sentient to reimburse expenses paid in relation to oil shale research and investigations.  Natural Soda Holdings also made provision to pay Sentient $39,000 for reimbursement of other expenses.  In addition, Natural Soda Holdings made provision of $19,500 to pay Stephen Dunn, a Sentient associate, for consulting services.  In December 2010 it made a further provision of $321,368 to reimburse Sentient for additional expenses.

The Company provides executive officers and some employees with company credit cards or advances for the purpose of paying company expenses incurred while travelling.  These charges are recorded as advances until claims for expenses are approved.  The balance due from related parties was $104,941 at December 31, 2010, $19,982 at June 30, 2010 and $5,000 at June 30, 2009.

Following the completion of the restructuring agreement on December 31, 2008, Gunn Development Pty Ltd, a company in which Bill H. Gunn, Chief Executive Officer of the Company is a long-time 66% shareholder, provided independent consulting, aerial and other commercial services to The Sentient Group (“SGL”).  Gunn Development Pty Ltd received $200,000 in fiscal year 2010 from SGL.  Similarly, Robert van Mourik, Chief Financial Officer of the Company, has also provided independent consulting services to SGL in Australia.  He received approximately $28,000 in fiscal year 2010.  To the Company’s knowledge, the services provided to SGL were unrelated to the Company, Natural Soda Holdings or Natural Soda and represented the market value for such services.  To the Company’s knowledge, neither Gunn Development Pty Ltd nor Robert van Mourik has any on-going obligation to provide services to SGL.

License Agreement

On June 30, 2010, Natural Soda Holdings and Natural Soda entered into a License Agreement with Peter Cassidy, an officer and director of SGL (the “License Agreement”), pursuant to which Mr. Cassidy licensed patented technology relating to oil shale processing (the “Licensed Technology”) to Natural Soda Holdings and Natural Soda for the lump sum of $100, solely for research and development purposes.  The License Agreement specifically prohibits the use of the Licensed Technology by Natural Soda Holdings or Natural Soda for any income generating activities or any activities intended to produce commercial quantities of oil shale products (the “Prohibited Activities”).  If at any time Natural Soda Holdings or Natural Soda desire to engage in the Prohibited Activities, Mr. Cassidy agreed to negotiate in good faith in respect of a royalty and license agreement of the Licensed Technology to enable Natural Soda Holdings and Natural Soda to engage in the Prohibited Activities.  If Mr. Cassidy determines to license the Licensed Technology to an independent third party, Mr. Cassidy agreed to provide Natural Soda Holdings and Natural Soda with a right of first offer to license the License Technology.  Natural Soda Holdings paid $350,010 during the year ended June 30, 2010 and $83,904 during the transition period ended December 31, 2010 to SGL to reimburse it for expenses paid in association with developing this oil shale technology.

During the term of the License Agreement, Natural Soda Holdings and Natural Soda have agreed to pay for a research program related to the Licensed Technology.

Reimbursement Agreement

On June 30, 2010, Natural Soda Holdings entered into a Cost Reimbursement Agreement (the “Reimbursement Agreement”) with SGL.  Pursuant to the Reimbursement Agreement, Natural Soda Holdings agreed to reimburse SGL for services provided by SGL to Natural Soda Holdings and Natural Soda and for the cost of goods and services provided by third parties to or for the benefit of Natural Soda Holdings and Natural Soda but billed to SGL, as discussed below at “Corporate Loans – Loans to Natural Resources.”

Consulting Agreement

On November 21, 2009, Natural Soda Holdings entered into a Consulting Agreement (the “Consulting Agreement”) with Toveloa Pty Limited, an Australian company controlled by Alan You Lee, an affiliate of SGL and Sentient, pursuant to which Mr. Lee agreed to provide certain consulting services to Natural Soda Holdings for $110,000 per year.  During the six months ended December 31, 2010 and the years ended June 30, 2010 and 2009, Toveloa earned $55,000, $110,000 and $60,000 in fees in accordance with the consulting agreement.

At a meeting of its board of directors on June 28, 2010, the board of directors and shareholders of Natural Soda Holdings ratified and approved the License Agreement, the Reimbursement Agreement and the Consulting Agreement.

The Consulting Agreement was terminated by mutual agreement on March 21, 2011, effective December 31, 2010.

Rights to the name “AmerAlia”

On July 29, 2010 the Board agreed that upon completion of the registration of the name change with the Secretary of State of the State of Utah, the Company assign all rights of the Company to the name “AmerAlia, Inc.” and to the domain name “ameralia.com” to Robert van Mourik and Bill Gunn for nominal consideration.  This change of name was approved by the shareholders on September 14, 2010 and the Company promptly amended its articles of incorporation to change the corporate name.  The Company has completed this assignment.

Corporate Loans – Loans to Natural Resources

Over several years, officers and directors advanced loans to Natural Resources as detailed in the Notes to the Financial Statements. These comprised advances to us, as well as accrued but unpaid compensation, directors’ fees and interest. Obligations owed to related parties at December 31, 2010 comprised $321,369 due to Sentient for reimbursement of expenses and $16,303 for reimbursement of expenses paid by management.

Customer Relationship

Bunnett & Company is Natural Soda’s largest customer representing 22% of NSI’s sales by revenue in FY2010.  The principal of Bunnett & Company is Mr. Bill Bunnett, Brad Bunnett’s father.

No Other Relationships

No nominee or director of Natural Resources is, or has been, a partner or executive officer of any investment banking firm that has performed services for the Company during the last fiscal year or that the Company proposes to have perform services during the current year.

List All Parents of the Company

Under Rule 405 of Regulation C, the term “parent” when used with respect to Natural Resources means an affiliate controlling the Company directly or indirectly through one or more intermediaries.  One entity that has the ability to control the Company (other than its Board and shareholders generally) is GSR through its beneficial ownership of 94.8% of our Common Shares.

Transactions with Promoters

Not applicable.

EQUITY COMPENSATION PLANS

The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of the six months ending December 31, 2010.

2Equity Compensation Plan Information

Plan Category and Description	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	675,000	$0.49	34,325,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	675,000	$0.49	34,325,000

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

HJ & Associates, LLC was the independent registered public accounting firm for Natural Resources during the fiscal year ended June 30, 2010.

Our financial statements have been audited by HJ & Associates, LLC, independent registered public accounting firm, for the six months ended December 31, 2010 and for the years ended June 30, 2010, 2009, 2008, 2007 and 2006.

For the six months ended December 31, 2010 and for the fiscal years ended June 30, 2010 and 2009, HJ & Associates has billed the Company the following amounts for services provided.

	Six Months	Year ended June 30,
	Ended Dec. 31, 2010	2010	2009

Audit fees	$79,000	$121,600	$131,800
Audit related fees	-	-	-
Tax fees	19,445	9,400	21,150
All other fees	-	-	-
	$98,445	$131,000	$152,950

Audit Fees

Consists of fees billed for professional services rendered for the audit of our financial statements, review of interim consolidated financial statements included in quarterly reports and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees”.

Tax Fees

Consists of fees billed for professional services for tax compliance, tax advice and tax planning.  These services include preparation of federal and state income tax returns.

All Other Fees

Consists of fees for product and services other than the services reported above.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The Board has adopted an Audit Committee Charter which is reviewed annually and amended if considered necessary.  It was last amended February 9, 2011.  The Audit Committee’s responsibilities include responsibility to:

•
Pre-approve all audit services that the auditor may provide to Natural Resources or any subsidiary (including, without limitation, providing comfort letters in connection with securities underwritings or statutory audits) as required by §10A(i)(1)(A) of the Exchange Act (as amended by the Sarbanes-Oxley Act of 2002); and

•
Pre-approve all non-audit services (other than certain de minimis services described in §10A(i)(1)(B) of the Exchange Act (as amended by the Sarbanes-Oxley Act of 2002)) that the auditors propose to provide to Natural Resources or any of its subsidiaries.

The independent auditors are engaged by the Audit Committee subject to the auditors providing an estimate of their fees for their services.  The Audit Committee subjects all audit related services to this pre-approval policy.

PART IV
ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Certain of the following exhibits are hereby incorporated by reference pursuant to Rule 12b-23 as promulgated under the Securities and Exchange Act of 1934, as amended, from the reports noted below:

Exhibit
Number	Description

3.3 (ff)	Amended and Restated Articles of Incorporation, filed June 30, 2010
3.4 (gg)	Amendment to the Amended and Restated Articles of Incorporation, filed September 14, 2010
3.5	Amended and Restated Bylaws
10.8 (f)	First Amendment to Special Warranty Assignment, Royalty Reservation, and Minimum Royalty Payment between AmerAlia and E.E. Kinder Co.
10.9 (f)	Consulting Agreement between AmerAlia and E.E. Kinder Co.
10.10 (f)	U.S. Government Sodium Lease
10.11 (g)	Design/Build Contract with U.S. Filter Corp.
10.12 (b)	Amended and Restated Guaranty Agreement with the Jacqueline Badger Mars Trust
10.13 (d)	Second Amended and Restated Guaranty Agreement with the Jacqueline Badger Mars Trust
10.14 (c)	AmerAlia, Inc. 2001 Directors’ Incentive Plan
10.15 (c)	AmerAlia, Inc. 2001 Stock Option Plan
10.16 (h)	Third Amended and Restated Guaranty Agreement with the Jacqueline Badger Mars Trust
10.17 (i)	Fourth Amended and Restated Guaranty Agreement with the Jacqueline Badger Mars Trust
10.18 (i)	Guaranty Agreement – Messrs Woolard and O’Kieffe.
10.19 (j)	Asset Purchase Agreement between AmerAlia, Inc., Natural Soda, Inc., White River Nahcolite Minerals, LLC., and IMC Global, Inc. dated January 9, 2003.
10.19 (j)	Amendment dated February 10, 2003 to the Asset Purchase Agreement.
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

10.51 (z)	Promissory note for $300,000 issued to Sentient Global Resources Fund III, L.P.
10.52 (aa)	Restructuring Agreement between AmerAlia Parties and Sentient Entities dated September 25, 2008.
10.53 (bb)	Form of Letter Offer of Shares.
10.54 (cc)	Amendment to Restructuring Agreement between AmerAlia Parties and Sentient Entities dated October 31, 2008
10.55 (cc)	Shareholders Agreement between Natural Soda Holdings, Inc., AmerAlia, Inc. and Sentient USA Resources Fund L.P.
10.56 (dd)	Contribution Agreement made and entered into July 15, 2009, by and between Natural Soda Holdings, Inc., Sentient USA Resources Fund, LP, and AmerAlia, Inc.
10.57.1(ee)	Contribution Agreement made and entered into December 17, 2009, by and between Natural Soda Holdings, Inc., Sentient USA Resources Fund, LP, and AmerAlia, Inc.
10.57.2(ff)	Exchange Agreement and Plan of Reorganization, dated June 30, 2010
10.58 (ff)	License Agreement, dated June 30, 2010, including Amendment Number 1 to License Agreement.
10.59 (ff)	Reimbursement Agreement, dated June 29, 2010
10.60 (ff)	Consulting Agreement, dated November 1, 2009
10.61	Termination Tovolea Agreement, dated March 21, 2011

21.1	Subsidiaries of the Registrant: Natural Soda Holdings, Inc., a Colorado corporation and its wholly owned subsidiary, Natural Soda, Inc., a Colorado corporation.
31.1	Certification of Chief Executive Officer filed pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer filed pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
(a)	Incorporated by reference from Natural Resources’ Form 10 General Registration Statement filed with the Commission on March 5, 1987.
(b)	Incorporated by reference from Natural Resources’ annual report on Form 10-K for the year ended June 30, 2000.
(c)	Incorporated by reference from Natural Resources’ Form 10-K for its year ended June 30, 2001.
(d)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of December 1, 2000.
(f)	Incorporated by reference from Natural Resources’ Form 10-K for its year ended June 30, 1995.
(g)	Incorporated by reference from Natural Resources’ Form 10-K for its year ended June 30, 1999.
(h)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of December 17, 2001.
(i)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of March 29, 2002.
(j)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of February 20, 2003.
(k)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of March 24, 2003.
(l)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of April 22, 2003.
(m)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of May 31, 2003.
(n)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of June 30, 2003.
(o)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of July 31, 2003.
(p)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of August 31, 2003.
(q)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of September 30, 2003.
(r)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of October 31, 2003.
(s)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of November 30, 2003.
(t)	Incorporated by reference from Natural Resources’ Form 10-QSB for its quarter ended December 31, 2003.
(v)	Incorporated by reference from Natural Resources’ Form 10-KSB for its year ended June 30, 2005.
(w)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of January 29, 2007.
(x)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of August 22, 2007.
(y)	Incorporated by reference from Natural Resources’ Form 10-KSB for its year ended June 30, 2006.
(z)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of June 24, 2008.
(aa)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of September 25, 2008.
(bb)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of October 13, 2008.
(cc)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of October 31, 2008.
(dd)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of July 15, 2009.
(ee)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of December 17, 2009.
(ff)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of June 30, 2010.
(gg)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of September 14, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURAL RESOURCES USA CORPORATION.

By:	/s/ Bill H. Gunn	Date: March 25, 2011
Bill H. Gunn, CEO

KNOW ALL PEOPLE BY THESE PRESENTS, that each of the persons whose signature appears below hereby constitutes and appoints Bill H. Gunn and Robert van Mourik, each acting individually, as his attorney-in-fact, each with the full power of substitution, for him in any and all capacities, to sign any and all amendments to this Transition Return on Form 10-KT, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and things requisite and necessary to be done in and about the premises as fully as to all intents and purposes as he might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Transition Report on Form 10-KT.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Natural Resources USA Corporation and in the capacities and on the dates indicated.

/s/ Bill H. Gunn	Chairman, CEO and Director	Date: March 25, 2011
Bill H. Gunn	(Principal Executive Officer)
/s/ Robert van Mourik	Chief Financial Officer, Secretary and Treasurer	Date: March 25, 2011
Robert C. J. van Mourik	(Principal Financial and Accounting Officer)
/s/ Neil E. Summerson	Director	Date: March 25, 2011
Neil E. Summerson
/s/ Geoffrey C. Murphy	Director	Date: March 25, 2011
Geoffrey C. Murphy
/s/ J. Jeffrey Geldermann	Director	Date: March 25, 2011
J. Jeffrey Geldermann
/s/ Alan M. De’ath	Director	Date: March 25, 2011
Alan M. De’ath
/s/ Paul-Henri Couture	Director	Date: March 25, 2011
Paul-Henri Couture
/s/ Leigh Hall	Director	Date: March 25, 2011
Leigh Hall
/s/ Wayne Richardson	Director	Date: March 25, 2011
Wayne Richardson
/s/ Alan You Lee	Director	Date: March 25, 2011
Alan You Lee