Form 10-KT/A
period 2010-12-31
Natural Resources USA Corp
filed 2011-09-14
CIK 811419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-KT/A

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

Cautionary Note RegardingForward Looking Statements

The information in this Transition Report on Form 10-KT/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties regarding the intent, belief or current expectations of the Company, its directors or its officers.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks we outline from time to time in other reports we file with the Securities and Exchange Commission (the “SEC”) and under the heading “Risk Factors” in this Annual Report. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these forward-looking statements, or disclose any difference between our actual results and those reflected in these statements, except as required by law. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Explanatory Notes:

We are filing this Amended Transition Report on Form 10-KT/A (the “Amended Filing” to our Transition Report on Form 10-KT for the six months ended December 31, 2010 (the “Original Filing”) to amend and restate our audited consolidated financial statements and related disclosures for the six months ended December 31, 2010 as included in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operation”. The Original Filing was filed with the SEC on March 25, 2011.

Background of the restatement

The financial statements have been restated to correct the errors in the tax provision and the amounts recorded for our asset retirement obligation.  The Company concluded that it was not eligible to file its tax return on a consolidated basis and therefore the losses incurred at one entity during this six months ended December 31, 2010 were not allowed to be offset against profits incurred at another which resulted in the understatement of the Company's current and deferred tax provision. Additionally, the Company also concluded that, as a result of its practice to offset the anticipated salvage value of the buildings and plant against the estimated cost of asset retirement, the amount recorded for its asset retirement obligation was understated. See Note 24 - Restatement for additional information.

We intend to seek relief from the Internal Revenue Service (“IRS”) which, if granted, would allow us to file our tax returns for this transition period on a consolidated basis thus reducing or eliminating the additional provision and payments required due to filing on an individual basis. We anticipate that the IRS will make a determination on this matter within six months.  The Company will adjust its tax provision if and when such relief is granted.

For the convenience of the reader, this Amended Filing sets forth the Original Filing in its entirety, as modified and superseded only where necessary to reflect the restatement.  The following items have been amended principally as a result of, and to reflect the restatement as follows:

Part I	Item 1A. Risk Factors;

Part II	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the discussion of the six months ended December 31, 2010;

Part II	Item 8. Restated Financial Statements and Supplementary Data; and

Part II	Item 9A. Controls and Procedures.

The sections of the Form 10-KT/A which were not amended continue in full force and effect as originally filed.  This Amended Filing speaks as of the date of the Original Filing on the Form 10-KT/A and has not been updated to reflect events occurring subsequent to the Original Filing date other than those associated with the investigation and resulting restatement of the Company’s audited consolidated financial statements and the correction to a risk factor.

Restatement of Other Financial Statements

We do not intend to file any other amended Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement.  The consolidated financial statements and related financial information contained in any of the Company’s filings with the SEC during the restated period and information reported in the tax footnote of previous Forms 10-K should no longer be relied upon.

Internal Control Considerations

Management has identified: (i) control deficiencies in its internal controls associated with the preparation of tax returns and tax provisions for accounting purposes processes that constitute material weaknesses, (ii) control deficiencies in its internal controls associated with its financial reporting processes as discussed in Part II, Item 9A of this amended filing, and (iii) the need to restate prior period consolidated financial statements.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.  Management has also determined that the Company’s disclosure controls and procedures were ineffective as of December 31, 2010.  For a discussion of management’s consideration of the Company’s disclosure controls and procedures and material weaknesses identified, see Part II, Item 9A included in this Amended Filing.

If not remediated, these control deficiencies could result in future material misstatements to the Company’s consolidated financial statements.  Accordingly, management determined that these control deficiencies represented material weaknesses in internal control over financial reporting.

Short Form Merger

On August 8, 2011, GSR filed a Schedule 13E-3 with the Securities and Exchange Commission to disclose its intent to take the Company private pursuant to a short form merger (“Merger”) under the Utah Revised Business Corporation Act (the “URBCA”).  The terms of the Merger are described in more detail in the transaction statement filed as Exhibit (a)(1) to the Schedule 13E-3 filed by GSR on August 8, 2011 (the “Transaction Statement”).  In addition, we have corrected the Risk Factor “GSR owns more than 90% of our shares and can take complete control of the company” to delete the fourth sentence of the first paragraph.

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

Sales and Revenue Performance

Natural Soda’s recent annual sales in tonnages and gross revenues, as reported in our financial statements, are shown in the following tables:

Fiscal Year	Sales (tons)	% Change
ending June 30		on prior FY

2006	88,910	+ 4.6
2007	101,970	+14.7
2008	101,614	- 0.4
2009	97,729	-3.8
2010	107,179	+9.7

Fiscal Year	Gross Revenues	% Change
ending June 30	($)	on prior FY

2006	15,293,688	+ 8.1
2007	16,951,997	+ 10.8
2008	17,947,800	+ 5.9
2009	19,835,160	+ 10.5
2010	21,981,038	+10.8

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

Identification of Water Rights

Our water rights can be categorized and summarized as follows:

Water Flow Rights	Location	Flow Rate	Flow Rate	Percent of
		(c.f.s.)	(acre ft/yr)	Annual Flow
Direct pumping	13 wells on site	45.0	32,579	30%
Direct Flow rights	Piceance Creek	5.3	3,837	3%
River pumping	White River	100.0	72,397	67%
Total flow		150.3	108,813	100%

Water Storage	Location	Volume	Percent of
Right		(acre feet)	Storage
Wolf Ridge Reservoir	White River	7,380	92%
Larson Reservoir	Piceance Creek headwaters	600	8%
Total flow		7,980	100%

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

We have incurred substantial losses to support our activities through the development stage, complete our acquisition of the assets, refurbish Natural Soda’s plant, expand Natural Soda’s cavities and complete our restructuring and reorganization while sustaining our activities to date.  Our unconsolidated, aggregated accumulated losses were approximately $109 million at December 31, 2010.  While our business was profitable in calendar year 2010 we must continue to operate profitably or else, ultimately, we cannot remain in business.

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

The value of Natural Soda’s water rights is partly dependent on the development of commercial production of oil from oil shale on or near its properties.  If such commercial oil shale market does not develop, the possible value of its water rights assets may be materially and adversely affected.  In addition, litigation regarding the water rights owned by Natural Soda may affect the ability of Natural Soda to fully develop all or a portion of Natural Soda’s water rights
.
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

Our ability to file consolidated tax returns of Natural Resources, Natural Soda Holdings and Natural Soda through relief provisions of the Internal Revenue code is not assured potentially resulting in Natural Resources and Natural Soda incurring tax liabilities in current and future periods.

Our financial statements indicate tax liabilities in the current period and there may be additional tax liabilities in future periods.  We intend to seek relief from the Internal Revenue Service which, if granted, would allow us to file consolidated tax returns to reduce or eliminate tax provisions and payments required by filing on an individual basis.  We anticipate the IRS will make a determination on this matter within six months.  The ability to grant relief is at the discretion of the IRS and this process may not be successful resulting in a loss of the Company’s ability to offset tax losses incurred by Natural Soda Holdings against taxable income earned by Natural Resources and Natural Soda.

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

As of December 31, 2010, Natural Soda is the applicant in the following cases pending in the Water Court:

•	Water Division No. 5: Case No. 1998CW315,
•	Water Division No. 6: Case Nos. 2010CW10, 2010CW11, 2010CW12, 2010CW13, 2010CW14, 2010CW32, 2010CW33 and 2010CW34.

As of December 31, 2010, Natural Soda has filed a statement of opposition in the following cases pending in Water Division No. 5; Case Numbers:

•	2003CW282 – Exxon Mobile Corporation,
•	2003CW309 – Encana Oil & Gas (USA), Inc.,
•	2003CW318 – Encana Oil & Gas (USA), Inc.,
•	2004CW110 – Shell Frontier Oil & Gas, Inc.,
•	2005CW285 – Exxon Mobile Corporation,
•	2005CW294 – Exxon Mobile Corporation,
•	2006CW263 – Exxon Mobile Corporation,
•	2006CW265 – Exxon Mobile Corporation,
•	2007CW242 – Puckett Land Company,
•	2007CW253 – XTO Energy Inc.,
•	2007CW254 – Williams Production RMT Company,
•	2008CW182 – Encana Oil and Gas (USA), Inc. and
•	2008CW199 – Exxon, 2008CW203 - Exxon.

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

We are filing this Amended Transition Report on Form 10-KT/A to amend and restate our audited consolidated financial statements and related disclosures for the six months ended December 31, 2010 as shown below.

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

Six months ended December 31, 2010 compared with six months ended December 31, 2009:

The following table presents the impact of the restatement adjustments on the Company’s Consolidated Income Statements for the six months ended December 31, 2010

	As Reported	Adjustment	As Restated
INCOME BEFORE INCOME TAX EXPENSE	$1,660,337	$-	$1,660,337
Current tax expense	-	(173,976)	(173,976)
Deferred tax benefit	3,127,865	(2,769,365)	358,500

NET INCOME	$4,788,202	$(2,943,341)	$1,844,861

The restatement adjustments did not impact the total net cash flows from operating, financing, or investing activities in the Consolidated Statements of Cash Flows for the transitional six months ended December 31, 2010. All notes to the consolidated financial statements affected by the restatements have been labeled as restated.  Whilst management intends to seek relief under the Section 9100 provisions of the Internal Revenue Code, if this is not successful, the Company may incur tax liabilities in one subsidiary in future periods which cannot be offset by tax losses held by another subsidiary within the Natural Resources group, thereby impacting cash flows in the future.

Our sales revenues during the six months ended December 31, 2010 were $12,924,583 compared with $10,428,949 during the six months ended December 31, 2009, an increase of 23.9%, based on 65,820 tons sold compared with 49,151 tons in the prior period, an increase of 33.9%.  This represents a decrease in gross revenue per ton of $15.82 or 7.5%.  Meanwhile, our total cost of goods sold (before depreciation) only increased by 16.3% from $6,253,537 to $7,274,339 but also representing a reduction of $16.71 per ton, a reduction of 13.1%. This reduction in cost per ton is a direct reflection of the economies of scale we can achieve in our production costs.  Consequently, our gross profit increased from $4,175,412 to $5,650,244, an increase of 35.3%.

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

Our interest expense for the six month period ended December 31, 2010 was $76,460 compared with $109,756 for the prior period reflecting the end of our factoring facility.  Finally, as a result of our improved economic performance, we have recognized a net deferred tax benefit of $184,524 due to recognizing that our tax losses allow us to reduce our tax obligations in future years.  The resulting net income is $1,844,861 for the six months ended December 31, 2010 compared with $447,081 in the six months ended December 31, 2009.

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

Six months ended December 31, 2010

The following table presents the impact of the restatement adjustments on the Company’s Consolidated Balance Sheets as of December 31, 2010:

	As Reported	Adjustment	As Restated
ASSETS

CURRENT ASSETS
Deferred tax asset	$1,790,592	$(1,714,192)	$76,400
Total Current Assets	10,927,497	(1,714,192)	9,213,305

FIXED ASSETS
Property, Plant and equipment, net	12,744,010	473,264	13,217,274
Cavities and well development, net	10,141,482	(78,929)	10,062,553
Total Fixed Assets	27,052,963	394,335	27,447,298

OTHER ASSETS
Deferred tax asset, long term	1,465,030	(1,182,930)	282,100
Total Other Assets	13,073,844	(1,182,930)	11,890,914

TOTAL ASSETS	51,054,304	(2,502,787)	48,551,517

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Income tax payable	127,757	46,219	173,976
Asset retirement obligation, current	-	207,000	207,000
Total Current Liabilities	3,787,563	253,219	4,040,782

LONG TERM LIABILITIES
Asset retirement obligations	1,367,247	187,335	1,554,582
Total Long Term Liabilities	1,379,259	187,335	1,566,594
Total Liabilities	5,166,822	440,554	5,607,376

STOCKHOLDERS’ EQUITY
Accumulated deficit	(105,569,990)	(2,943,341)	(108,513,331)
Total Stockholders’ Equity	45,887,482	(2,943,341)	42,944,141

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	51,054,304	(2,502,787)	48,551,517

The restatement adjustments did not impact the total net cash flows from operating, financing, or investing activities in the Consolidated Statements of Cash Flows for the transitional six months ended December 31, 2010. All notes to the consolidated financial statements affected by the restatements have been labeled as restated.  Whilst management intends to seek relief under the Section 9100 provisions of the Internal Revenue Code, if this is not successful, the Company may incur tax liabilities in one subsidiary in future periods which cannot be offset by tax losses held by another subsidiary within the Natural Resources group, thereby impacting cash flows in the future.

During the six months we utilized the proceeds from our operations to increase accounts receivable by $292,257, increase expense advances to related parties by $84,959, increase inventories by $37,229, increase prepaid expenses by $27,305, reduce accounts and royalties payable by $79,128 and increased restricted deposits to secure increased bonding obligations by $58,482.  We also recognized a deferred tax asset of $358,500 and increase in tax payable of $173,976.  We sourced additional funds through increased accrued expenses by $85,935, increased our obligations for reimbursement of expenses due to related parties by $256,805.  We continued our investment in our well fields by a further $1,522,619 and in progressing our boiler upgrade and other plant and equipment by $2,023,603.  Finally, we repaid our factoring facility using $1,730,694.

As a result of the restatement discussed above, our financial statements include the following adjustments:

1.
A reduction of $1,714,192 in the current deferred tax asset from $1,790,592 to $76,400 and a reduction of $1,182,930 in the long term deferred tax asset from $1,465,030 to $282,100; together representing a reduction in net income after tax of $2,897,122.  In addition, an increase in income tax payable of $46,219 from $127,757 to $173,976 resulted in a total reduction of $2,943,341 in net income after tax.

2.	An increase in the asset retirement obligation current provision of $207,000 and the long term provision of $187,333, a total increase of $394,335; and
3.	A corresponding increase in the property, plant and equipment account of $473,264 offset by an increase in accumulated depreciation of $78,929 to representing a net increase of $394,335.

As previously announced, we have embarked on a program to upgrade our boilers with a new more efficient boiler; a project we expect to complete by September 2011.  In addition, we propose, subject to satisfactory financing and confirmation of our investment decision assumptions, to install a second crystallizer line to increase our production capacity to 250,000 tons per year.

Under the October 2008 Restructuring Agreement, GSR has the right to purchase up to a total of 5,500,000 additional shares of Natural Resources common stock at $0.36 per share until October 31, 2011.  This right can only be exercised to resolve obligations of Natural Resources that existed at the first closing and have not been discharged, and only then if the holders of the unpaid obligations pursue or threaten to pursue claims against Natural Resources or Natural Resources’ affiliates.

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

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

C O N T E N T S

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity (Deficit

Consolidated Statements of Cash Flows.

Notes to the Consolidated Financial Statements

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

As discussed in Note 24, the financial statements for the six months ended December 31, 2010 have been restated to correct an error relating to the deferred tax asset as well as the asset retirement obligation.

HJ & Associates, LLC
Salt Lake City, Utah
March 25, 2011, except for Notes 1f, 6, 15, 23 and 24 which are dated September 14, 2011

NATURAL RESOURCES USA CORPORATION

Consolidated Balance Sheets

	December 31,	June 30,	June 30,
	2010	2010	2009 (1)
	(As restated)
ASSETS
CURRENT ASSETS

Cash	$4,165,028	$6,318,377	$4,502,204
Accounts receivable, net	3,890,699	3,598,442	3,718,426
Inventories	852,203	814,974	930,349
Prepaid expenses	124,034	96,729	325,942
Related party receivables	104,941	19,982	5,000
Deferred tax asset	76,400	-	-

Total Current Assets	9,213,305	10,848,504	9,481,921

FIXED ASSETS

Property, plant and equipment, net	13,217,274	10,969,669	9,462,474
Cavities and well development, net	10,062,553	9,164,003	6,130,745
Mineral leases	4,167,471	4,167,471	4,167,471

Total Fixed Assets	27,447,298	24,301,143	19,760,690

OTHER ASSETS

Water rights	3,150,582	3,150,582	3,150,582
Patents, net	17,859	19,535	22,886
Well and well development RSL	595,000	595,000	595,000
Equipment held and not yet in service	2,498,611	3,197,842	3,197,842
Deferred financing and acquisition costs, net	673,372	692,861	731,848
Rock School lease	3,300,000	3,300,000	3,300,000
Deposits and bonds	2,000	4,000	8,000
Restricted funds	1,371,390	1,312,908	1,267,480
Deferred tax asset, long term	282,100	-	-

Total Other Assets	11,890,914	12,272,728	12,273,638

TOTAL ASSETS	$48,551,517	$47,422,375	$41,516,249

(1) Retrospectively adjusted for 2010 reorganization (see note 3)

The accompanying notes are an integral part of these consolidated financial statements

NATURAL RESOURCES USA CORPORATION
Consolidated Balance Sheets (Continued)

	December 31,	June 30,	June 30,
	2010	2010	2009 (1)
	(As restated)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$1,453,489	$1,568,676	$2,091,447
Royalties payable	1,170,964	1,134,905	1,089,373
Accrued expenses	681,718	595,783	478,801
Accrued expenses due to related parties	337,672	80,867	71,401
Income tax payable	173,976	-	-
Current portion of notes payable	9,869	1,735,582	1,612,741
Current portion of capital lease obligations	6,094	9,256	10,983
Asset retirement obligation, current	207,000	-	-

Total Current Liabilities	4,040,782	5,125,069	5,354,746

LONG TERM LIABILITIES

Notes payable	12,012	16,993	29,784
Capital lease obligations	-	892	11,071
Asset retirement obligations	1,554,582	1,275,451	967,825

Total Long Term Liabilities	1,566,594	1,293,336	1,008,680

TOTAL LIABILITIES	5,607,376	6,418,405	6,363,426

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock, $0.05 par value; 1,000,000 authorized; 0, 0 and 82 issued and outstanding	-	-	4
Common stock, $0.01 par value; 700,000,000 shares authorized; 352,413,582, 352,413,582 and 66,293,696 issued and outstanding, respectively	3,524,136	3,524,136	662,937
Additional paid in capital	147,933,336	147,838,026	146,122,513
Accumulated deficit	(108,513,331)	(110,358,192)	(111,632,631)

Total Stockholders’ Equity	42,944,141	41,003,970	35,152,823

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$48,551,517	$47,422,375	$41,516,249

(1) Retrospectively adjusted for 2010 reorganization (see note 3)

The accompanying notes are an integral part of these consolidated financial statements

NATURAL RESOURCES USA CORPORATION
Consolidated Statements of Operations

	For the Six Months Ended December 31, 2010	For the Year Ended June 30, 2010	For the Year Ended June 30, 2009 (1)
	(As restated)

REVENUES	$12,924,583	$21,981,038	$19,835,160

COST OF GOODS SOLD (EXCLUDING DEPRECIATION)	7,274,339	13,475,798	13,284,929

GROSS PROFIT	5,650,244	8,505,240	6,550,231

EXPENSES

General and administrative	2,305,775	4,711,593	2,647,057
Loss on impairment	576,564	227,500	1,876,000
Depreciation, amortization and accretion expense	1,032,028	2,107,525	2,565,526

Total Expenses	3,914,367	7,046,618	7,088,583

INCOME (LOSS) FROM OPERATIONS	1,735,877	1,458,622	(538,352)

OTHER INCOME (EXPENSE)

Interest income	920	590	2,671
Gain on settlement of liabilities	-	-	1,874,359
Other income	-	-	11,989
Interest expense	(76,460)	(184,773)	(6,997,658)
Other financing costs	-	-	(209,449)

Total Other Income (Expense)	(75,540)	(184,183)	(5,318,088)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	1,660,337	1,274,439	(5,856,440)
Current tax expense	(173,976)	-	-
Deferred tax benefit	358,500	-	-

NET INCOME (LOSS)	$1,844,861	$1,274,439	$(5,856,440)

INCOME (LOSS) PER SHARE
Basic	$0.01	$0.02	$(0.12)
Diluted	$0.01	$0.02	$(0.12)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	352,413,582	67,077,586	47,899,158
Diluted	352,570,332	67,168,992	47,899,158

(1) Retrospectively adjusted for 2010 reorganization (see note 3)

The accompanying notes are an integral part of these consolidated financial statements

NATURAL RESOURCES USA CORPORATION
Consolidated Statements of Stockholders' Equity (Deficit)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2008 (1)	82	$4	17,298,507	$172,985	$53,920,685	$(105,776,191)	$(51,682,517)

Fair value of options granted	-	-	-	-	138,285	-	138,285
Shares issued to settle related party debts	-	-	18,193,947	181,939	8,964,616	-	9,146,555
Related party contributions to capital on debt settlement	-	-	-	-	(361,529)	-	(361,529)
Shares issued to settle debt obligations	-	-	3,340,086	33,401	1,727,280	-	1,760,681
Share issues to related parties for cash	-	-	27,427,406	274,274	9,599,592	-	9,873,866
Settlement of related party liabilities in conjunction with 2009 reorganization	-	-	-	-	72,133,922	-	72,133,922
Issue of shares on settlement of options	-	-	33,750	338	(338)	-	-
Net loss	-	-	-	-	-	(5,856,440)	(5,856,440)

Balance, June 30, 2009 (1)	82	4	66,293,696	662,937	146,122,513	(111,632,631)	35,152,823

Fair value of options granted	-	-	-	-	94,208	-	94,208
Repurchase of preferred shares	(82)	(4)	-	-	(27,496)	-	(27,500)
Contribution to capital	-	-	-	-	4,510,000	-	4,510,000
Issue of shares in conjunction with 2010 reorganization	-	-	286,119,886	2,861,199	(2,861,199)	-	-
Net income	-	-	-	-	-	1,274,439	1,274,439

Balance, June 30, 2010	-	-	352,413,582	3,524,136	147,838,026	(110,358,192)	41,003,970

Fair value of options granted	-	-	-	-	95,310	-	95,310
Net income (As restated)	-	-	-	-	-	1,844,861	1,844,861

Balance, (As restated) December 31, 2010	-	$-	352,413,582	$3,524,136	$147,933,336	$(108,513,331)	$42,944,141

(1) Retrospectively adjusted for 2010 reorganization (see note 3)

The accompanying notes are an integral part of these consolidated financial statements

NATURAL RESOURCES USA CORPORATION
Consolidated Statements of Cash Flows

	For the Six Months Ended December 31, 2010	For the Year Ended June 30, 2010	For the Year Ended June 30, 2009 (1)

CASH FLOWS FROM OPERATING ACTIVITIES	(As restated)
Net income (loss)	$1,844,861	$1,274,439	$(5,856,440)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Fair value of options granted	95,310	94,208	138,285
Depreciation, amortization and accretion expense	1,032,030	2,107,523	2,565,526
Amortization of debt discount	-	-	209,448
Deferred tax asset	(358,500)	-	-
Loss on impairment	576,564	227,500	1,876,000
Gain on settlement of liabilities	-	-	(1,874,359)
Change in Operating Assets and Liabilities:
Restricted funds	(58,482)	(45,428)	(144,637)
Accounts receivable and related party receivables	(377,216)	236,809	(1,071,847)
Inventory	(37,229)	115,375	(187,589)
Prepaid expenses	(27,305)	1,713	168,556
Accounts and royalties payable	(79,128)	(479,702)	(264,420)
Accrued expenses due to related parties	256,805	9,466	5,543,787
Accrued expenses	85,935	119,445	(1,280,223)
Income tax payable	173,976	-	-
Interest payable	-	-	(378,279)
Net Cash Provided By (Used In) Operating Activities	3,127,621	3,661,348	(556,192)

CASH FLOWS FROM INVESTING ACTIVITIES
Cavities and well development	(1,522,619)	(4,110,282)	(1,982,253)
Purchase of property and equipment	(2,023,603)	(2,183,730)	(577,102)
Net Cash Used In Investing Activities	(3,546,222)	(6,294,012)	(2,559,355)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	-	(54,331)
Proceeds from issuance of common stock	-	-	9,873,866
Payments on capital leases	(4,054)	(11,906)	(46,056)
Repurchase of preferred shares	-	(27,500)	-
Capital contribution from major shareholder	-	4,510,000	-
Payments on debt	(1,730,694)	(21,757)	(1,479,102)
Payments on related party debt	-	-	(980,000)
Proceeds from related party notes payable	-	-	260,000
Net Cash Provided By (Used In) Financing Activities	(1,734,748)	4,448,837	7,574,377

NET INCREASE (DECREASE) IN CASH	(2,153,349)	1,816,173	4,458,830
CASH AT BEGINNING OF YEAR	6,318,377	4,502,204	43,374
CASH AT END OF YEAR	$4,165,028	$6,318,377	$4,502,204
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes	$26,452	$-	$-
Interest	$23,543	$184,772	$7,686,781

(1) Retrospectively adjusted for 2010 reorganization (see note 3)

The accompanying notes are an integral part of these consolidated financial statements

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

	December 31, 2010	June 30, 2010	June 30, 2009
Deferred tax assets:	(As restated)		(As restated)
NOL Carryover	$40,708,995	$43,544,101	$40,954,426
Accrued payroll	135,605	-	-
Related party accruals	51,090	47,400	45,088
Impairment/Tax ARO	432,644	-	-
Deferred tax liabilities:
Depreciation / depletion exploration / accretion	(2,063,646)	(348,028)	-
Valuation allowance	(38,906,188)	(43,243,473)	(40,999,514)
Net deferred tax asset	$358,500	$-	$-

NATURAL RESOURCES USA CORPORATION
Notes to the Consolidated Financial Statements
December 31, 2010, June 30, 2010 and 2009

NOTE 1 -           ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.      Income Taxes (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the six months ended December 31, 2010 and the years ended June 30, 2010 and 2009 due to the following:

	December 31, 2010	June 30, 2010	June 30, 2009
	(As restated)
Book Income	$597,707	$497,199	$(2,257,439)
Tax depletion (over) / under book	(62,104)	-	-
Asset retirement obligation (over) book	(29,462)	-	-
Section 179 carryover	(57,055)	-	-
Stock for expenses	37,171	36,741	358,483
Penalties	-	-	32,029
Meals and entertainment	9,358	4,287	626
Accretion	7,443	11,637	81,685
Accrued payroll	38,679	(40,241)	-
Depreciation	(160,458)	36,532	-
Impairment of equipment held	224,860	-	-
Section 199 credits	(19,826)	-	-
Related party accruals	24,180	-	-
Federal Taxes	33,998	-	-
NOL Carryforwards used	(801,118)	(546,155)	(685,887)
Alternative minimum tax credit	(54,734)	-	-
Gain on debt settlement	-	-	686,665
Minority interest in subsidiary	-	-	2,658,991
Other	-	-	8,692
Minority interest Natural Soda Holdings	-	-	(46,320)
Minority interest Natural Soda	-	-	114,341
Valuation allowance	385,337	-	(951,866)
Income tax payable net of credits	$173,976	$-	$-

At December 31, 2010, the Company had net operating loss carry-forwards of approximately $104,382,040 that may be offset against future taxable income from the year 2010 through 2030.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Pursuant to Notes 2 and 3, the Restructurings have created changes in ownership transactions which have limited the amount of useable net operating losses.

We remain subject to examination by the IRS for the tax years ended on or after June 30, 2007 and by the Colorado Department of Revenue for the tax years ended on or after June 30, 2006.  The statute is closed for years prior to the tax years ended June 30, 2007 and June 30, 2006, for the federal and Colorado income tax returns, respectively; however, we remain open to adjustment to the extent of net operating losses generated in these prior periods.

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

w.      Research and Development Cost

The Company expenses research and development costs as incurred

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

NATURAL RESOURCES USA CORPORATION
Notes to the Consolidated Financial Statements
December 31, 2010, June 30, 2010 and 2009

NOTE 4 -INVENTORIES

Inventories consisted of the following:

	December 31, 2010	June 30, 2010	June 30, 2009
Raw materials and supplies	$521,023	$380,833	$501,842
Finished goods	331,180	434,141	428,507
Total	$852,203	$814,974	$930,349

NOTE 5 -           PREPAID EXPENSES

Prepaid expenses consisted of the following:

	December 31, 2010	June 30, 2010	June 30, 2009
Prepaid construction costs	$-	$-	$227,500
Other prepayments and deposits	124,034	96,729	98,442
Total	$124,034	$96,729	$325,942

NOTE 6 -           FIXED ASSETS

Fixed assets consist of the following amounts:

	December 31, 2010	June 30, 2010	June 30, 2009
	(As restated)
Property plant and equipment	$18,207,250	$15,503,867	$13,328,537
Cavities and well development	16,870,100	15,454,771	11,066,701
Furniture and fixtures	187,747	170,526	162,126
Mineral leases	4,167,471	4,167,471	4,167,471
Subtotal	39,432,568	35,296,635	28,724,835
Less, accumulated depreciation and amortization	(11,985,270)	(10,995,492)	(8,964,145)
Total	$27,447,298	$24,301,143	$19,760,690

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

NOTE 8 -           ROCK SCHOOL LEASE AND WELL COSTS

In December 1992, the Company acquired from an unrelated party, E. E. Kinder Co. (Kinder), BLM Sodium Lease C-0119985 known as the Rock School Lease, covering 1,320 acres, in Rio Blanco County, Colorado, USA.  The Company acquired the Rock School Lease for consideration comprising (i) a cash payment of $600,000; (ii) the issuance of 50,000 shares of common stock valued at $3.00 per share or $150,000; and (iii) commencing July 1, 1994, the reservation of a production royalty of $2 per ton which was amended January 1, 1996 to $1.50 per ton for all production, due and payable on the last day of the month following the month of production provided that a minimum annual royalty of $100,000 (which was changed to $75,000 on January 1, 1996) be paid monthly in arrears.  The Company agreed to pay Kinder an additional consulting fee of $25,000 annually commencing January 1, 1996.

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

	December 31, 2010	June 30, 2010	June 30, 2009
	(As restated)
Beginning balance	$1,275,451	$967,825	$1,036,640
Liability incurred	571,053	277,788	66,088
Liability settled	(104,008)	-	(162,912)
Accretion expense	19,086	29,838	28,009
Ending balance	$1,761,582	$1,275,451	$967,825

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
December 31, 2010, June 30, 2010 and 2009.

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

A summary of the status of the Company’s stock options and warrants as of June 30, 2008 and changes during the each of the periods ended June 30, 2009 and 2010 and December 31, 2010 is presented below:

	Options, Warrants and SAR’s	Weighted Average Execise Price
Outstanding, June 30, 2008	3,615,000	$1.01
Granted	187,500	$0.88
Expired/Cancelled	(3,240,000)	$1.08
Exercised	(187,500)	$0.42
Outstanding, June 30, 2009	375,000	$0.64
Granted	262,500	$0.31
Expired/Cancelled	(187,500)	$0.40
Exercised	-	$0.00
Outstanding, June 30, 2010	450,000	$0.55
Granted	225,000	$0.37
Expired/Cancelled	-	$0.00
Exercised	-	$0.00
Outstanding, December 31, 2010	675,000	$0.49
Exercisable, December 31, 2010	450,000	$0.55

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

In June 2010, the Shareholders approved the 2010 Directors’ Incentive Plan whereby each director (who is not an employee or officer) is granted an option to purchase 75,000 shares at a current market price when a person joins the Board of Directors.  In addition, options to purchase 37,500 shares are granted to each such director sitting at July 1 of each year.  The exercise price for these options is the average of the selling prices on all trading days during the thirty day period immediately preceding the date of determination (weighted based on the volume of trading of such stock on each trading day during the month of June preceding each grant date, and the options have a three-year term.  All options under this plan vest and are exercisable six months after the date of grant.

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

Consulting Agreement

On November 21, 2009, Natural Soda Holdings entered into a Consulting Agreement (the “Consulting Agreement”) with Toveloa Pty Limited (“Toveloa”), an Australian company controlled by Alan You Lee, an affiliate of Sentient, pursuant to which Mr. Lee agreed to provide certain consulting services to Natural Soda Holdings.  During the six months ended December 31, 2010 and the years ended June 30, 2010 and 2009, Toveloa earned $55,000, $110,000 and $60,217 in fees in accordance with the consulting agreement.

At a meeting of its board of directors on June 28, 2010, the Board of Directors and shareholders of Natural Soda Holdings ratified and approved the License Agreement, the Reimbursement Agreement and the Consulting Agreement.

NATURAL RESOURCES USA CORPORATION
Notes to the Consolidated Financial Statements
December 31, 2010, June 30, 2010 and 2009

NOTE 18 –        RELATED PARTY TRANSACTIONS (Continued)

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
** $205,350 comprises $80,000 base compensation and $125,350 commissions

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

NOTE 23 –        TRANSITION PERIOD COMPARATIVE DATA (UNAUDITED)

The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.

Consolidated Statements of Operations

	For the Six Months Ended December 31, 2010	For the Six Months Ended December 31, 2009 (1)
	(As restated)	(unaudited)
REVENUES	$12,924,583	$10,428,949
COST OF GOODS SOLD (EXCLUDING DEPRECIATION)	7,274,339	6,253,537
GROSS PROFIT	5,650,244	4,175,412

EXPENSES
General and administrative	2,305,775	2,393,017
Loss on impairment	576,564	-
Depreciation, amortization and accretion expense	1,032,028	1,226,148
Total Expenses	3,914,367	3,619,165
INCOME FROM OPERATIONS	1,735,877	556,247

OTHER INCOME (EXPENSE)
Interest income	920	590
Interest expense	(76,460)	(109,756)
Total Other Income (Expense)	(75,540)	(109,166)
INCOME BEFORE INCOME TAX EXPENSE	1,660,337	447,081
Current tax expense	(173,976)	-
Deferred tax benefit	358,500	-
NET INCOME	$1,844,861	$447,081

INCOME PER SHARE
Basic	$0.01	$0.01
Diluted	$0.01	$0.01
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	352,413,582	66,293,696
Diluted	352,570,332	66,387,446

(1) Retrospectively adjusted for 2010 reorganization (see note 3)

NATURAL RESOURCES USA CORPORATION
Notes to the Consolidated Financial Statements
December 31, 2010, June 30, 2010 and 2009

  NOTE 23 –      TRANSITION PERIOD COMPARATIVE DATA (UNAUDITED) (CONTINUED)

Consolidated Statements of Cash Flows

	For the Six Months Ended December 31, 2010	For the Six Months Ended December 31, 2009 (1)
	(As restated)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,844,861	$447,081
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Fair value of options granted	95,310	90,064
Depreciation, amortization and accretion expense	1,032,030	1,240,648
Deferred tax asset	(358,500)	-
Loss on impairment	576,564	-
Change in Operating Assets and Liabilities:
Restricted funds	(58,482)	-
Accounts receivable and related party receivables	(377,216)	82,047
Inventory	(37,229)	(209,503)
Prepaid expenses	(27,305)	(17,925)
Accounts and royalties payable	(79,128)	611,263
Accrued expenses due to related parties	256,805	(44,694)
Accrued expenses	85,935	(42,270)
Income taxes payable	173,976	-
Net Cash Provided By Operating Activities	3,127,621	2,156,711

CASH FLOWS FROM INVESTING ACTIVITIES
Cavities and well development	(1,522,619)	(4,065,848)
Purchase of property and equipment	(2,023,603)	(1,690,322)
Net Cash Used In Investing Activities	(3,546,222)	(5,756,170)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital leases	(4,054)	(7,117)
Proceeds from notes payable	-	702,709
Capital contribution from major shareholder	-	4,510,000
Payments on debt	(1,730,694)	(7,903)
Net Cash Provided By (Used In) Financing Activities	(1,734,748)	5,197,689

NET INCREASE (DECREASE) IN CASH	(2,153,349)	1,598,230
CASH AT BEGINNING OF YEAR	6,318,377	4,502,204
CASH AT END OF YEAR	$4,165,028	$6,100,434

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION
Income taxes	$26,452	$-
Interest	$23,543	$109,756

(1) Retrospectively adjusted for 2010 reorganization (see note 3)

NATURAL RESOURCES USA CORPORATION
Notes to the Consolidated Financial Statements
December 31, 2010, June 30, 2010 and 2009

NOTE 24 -         RESTATEMENT

The financial statements as of and for the six months ended December 31, 2010 (the transition period)  have  been restated due to the following errors:

(a)
as a result of the need to file federal income tax returns on a separate company basis for Natural Resources, its wholly-owned subsidiary, Natural Soda Holdings, and its wholly-owned subsidiary, Natural Soda, rather than on a consolidated basis, the Company has determined that it previously understated the current and deferred tax provision by $2,943,341and

(b)
as a result of its practice to offset the anticipated salvage value of the buildings and plant against the estimated cost of asset retirement, the amount recorded for its asset retirement obligation was understated by $394,335.

The restated consolidated financial statements as of and for the six months ended December 31, 2010 reflect the following changes:

Consolidated Balance Sheet

December 31, 2010
	As Reported	Adjustment	As Restated
ASSETS

CURRENT ASSETS
Deferred tax asset	$1,790,592	$(1,714,192)	$76,400
Total Current Assets	10,927,497	(1,714,192)	9,213,305

FIXED ASSETS
Property, Plant and equipment, net	12,744,010	473,264	13,217,274
Cavities and well development, net	10,141,482	(78,929)	10,062,553
Total Fixed Assets	27,052,963	394,335	27,447,298

OTHER ASSETS
Deferred tax asset, long term	1,465,030	(1,182,930)	282,100
Total Other Assets	13,073,844	(1,182,930)	11,890,914

TOTAL ASSETS	51,054,304	(2,502,787)	48,551,517

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Income tax payable	127,757	46,219	173,976
Asset retirement obligation, current	-	207,000	207,000
Total Current Liabilities	3,787,563	253,219	4,040,782

LONG TERM LIABILITIES
Asset retirement obligations	1,367,247	187,335	1,554,582
Total Long Term Liabilities	1,379,259	187,335	1,566,594
Total Liabilities	5,166,822	440,554	5,607,376

STOCKHOLDERS’ EQUITY
Accumulated deficit	(105,569,990)	(2,943,341)	(108,513,331)
Total Stockholders’ Equity	45,887,482	(2,943,341)	42,944,141

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	51,054,304	(2,502,787)	48,551,517

NATURAL RESOURCES USA CORPORATION
Notes to the Consolidated Financial Statements
December 31, 2010, June 30, 2010 and 2009

NOTE 24 –        FINANCIAL STATEMENT RESTATEMENT (CONTINUED)

Consolidated Statement of Operations
Six Months Ended December 31, 2010

	As Reported	Adjustment	As Restated
INCOME BEFORE INCOME TAX EXPENSE	$1,660,337	$-	$1,660,337
Current tax expense	-	(173,976)	(173,976)
Deferred tax benefit	3,127,865	(2,769,365)	358,500

NET INCOME	$4,788,202	$(2,943,341)	$1,844,861

INCOME PER SHARE
Basic	$0.01	$-	$0.01
Diluted	$0.01	$-	$0.01

The footnotes included elsewhere in these financial statements have been revised for the impacts of the corrections for these aforementioned errors as needed.

NOTE 25 –        SUBSEQUENT EVENTS

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

Restatement of Previously Issued Financial Statements

We previously announced our intention to restate the previously issued financial information for the six months ended December 31, 2010 as a result of our need (i) to file tax returns individually for Natural Resources, its wholly-owned subsidiary, Natural Soda Holdings, and Natural Soda Holdings’ wholly-owned subsidiary, Natural Soda, as elections to consolidate had not been made as required, rather than on a consolidated basis as was done in the past, and (ii) to record an increase to our asset retirement obligation of $394 thousand with a corresponding increase in fixed assets.

As a result of our need to file tax returns individually for Natural Resources, Natural Soda Holdings and Natural Soda rather than on a consolidated basis, losses incurred at one entity are not allowed to be offset against profits incurred at another, which is how we accounted for these previously.  Consequently, as a result of filing tax returns separately, Natural Resources and Natural Soda have an income tax liability.  Management under the direction of the Audit Committee have determined the amount of tax liability that would arise due to the inability of the Company to offset tax losses incurred in one entity against profits earned by another.

As a result, we have identified material weaknesses in our internal control over financial reporting related to the determination of tax balances and the preparation of tax returns, as discussed more fully below. The control deficiencies failed to prevent or detect an accounting error occurring within the financial statements and the errors identified in the tax returns filed by the Company, which led to the restatement described above. The control deficiencies represent material weaknesses in our internal control over financial reporting and require corrective and remedial actions.

Disclosure Controls and Procedures

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer re-evaluated our internal controls and concluded that our disclosure controls and procedures were not effective as of December 31, 2010 as a result of the material weaknesses in our internal control over financial reporting as discussed below.

In our Transition Report on Form 10-KT for the six months ended December 31, 2010, filed on March 25, 2011, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2010.  In connection with our decision to restate our financial statements, as more fully described in Note 2 to the financial statements of this Form 10-KT/A, our management, including our Chief Executive Officer and Chief Financial Officer, re-evaluated our internal controls and concluded that our disclosure controls and procedures were not effective as of December 31, 2010 as a result of the material weaknesses in our internal control over financial reporting as discussed below.

Notwithstanding the material weaknesses described below, we concluded that the consolidated financial statements included in this Form 10-KT/A fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with Generally Accepted Accounting Principles.

Management’s Report on Internal Control Over Financial Reporting (Restated)

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(i)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2010, the Company did not maintain effective controls over the preparation of its tax returns and determination of its tax provisions for accounting purposes.

Specifically:

•
We did not maintain an effective control environment that recognized the differences between financial accounting and taxation accounting and ensured access to personnel with appropriate experience to properly prepare taxation returns.

•	We did not maintain sufficient controls to ensure our tax returns were filed accurately and on a consistent basis.

These control deficiencies led to errors and irregularities in our tax filings that in turn resulted in errors in the preparation of our financial statements.

These control deficiencies resulted in material errors and the restatement of our financial statements for the six months ended December 31, 2010, particularly with respect to the determination of amounts of tax expense, deferred tax assets, income tax liability and net income. Additionally, these control deficiencies could result in further misstatements of these accounts that would result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis. Accordingly, our management has determined that these control deficiencies constitute material weaknesses.

In Management’s Report on Internal Control Over Financial Reporting included in our original Annual Report on Form 10-KT for the six months ended December 31, 2010, our management, including our CEO and CFO, concluded that we maintained effective internal control over financial reporting as of December 31, 2010. In connection with the restatement of our financial statements, as more fully described in Note 2 to the financial statements of this Form 10-KT/A, management has subsequently concluded that the material weaknesses described above existed as of December 31, 2010. As a result, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2010, based on the criteria in Internal Control – Integrated Framework issued by the COSO. Accordingly, management has restated its report in internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes during the period ended December 31, 2010.

Management’s Plan for Remediation

Beginning in August 2011, our management began to determine new policies and procedures and internal controls to address the above-described material weaknesses and enhance our system of internal control over financial reporting and the preparation of tax returns. Management believes the remediation measures described below will remediate the identified control deficiencies and strengthen our internal control over financial reporting. Management may determine that additional measures must be taken to address control deficiencies or that we need to modify or otherwise adjust the remediation measures described below.

The remediation efforts outlined below are intended both to address the identified material weaknesses and to enhance our overall financial control environment.

Our plan is to create an effective control environment around the preparation of the tax returns and the computation of tax provisions, tax expense, deferred tax assets, income tax liability and net income to ensure the accuracy of our financial reporting:

•	We will appoint tax advisors who have expertise in US mining tax regulations.

•	We will introduce new internal control procedures to review tax returns filed by the Company to ensure tax returns are complete and accurate.

•
In addition, due to the missed filings referred to above, we intend to seek relief from the Internal Revenue Service which, if granted, would allow us to re-consolidate the above mentioned tax returns.

•	We will improve the quality and quantity of the tax training provided to our CFO and accounting staff.

The Audit Committee has directed management to develop a detailed plan and timetable for the implementation of the foregoing remediation efforts and will monitor the implementation.  In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Management believes the foregoing efforts will effectively remediate these material weaknesses.  As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above.

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

Name	Current Office	Principal Occupation	Director/Officer/ Since	Age
Bill H. Gunn	CEO and Chairman of the Board	President and CEO of Natural Resources	February 1984	68
Robert C.J. van Mourik	Chief Financial Officer,Secretary and Treasurer	CFO of Natural Resources	January 1989	58
Neil E. Summerson(1)	Director	Company Director	September 1990	64
Geoffrey C. Murphy(1)	Director	Principal, Valor Leadership Partners, LLC.	June 1999	69
J. Jeffrey Geldermann(1)	Director	President of Credentials, Inc.	June 2004	60
Alan De’ath(2)	Director	President and CEO of Ivernia, Inc.	June 2010	57
Paul-Henri Couture(2)	Director	President – Sentient Asset Management Canada Ltd	June 2010	55
Leigh Hall(2)	Director	Company Director	February 2011	70
Wayne Richardson(2)	Director	Managing Director and CEO of Renewed Metal Technologies and Orbitas Pty Ltd	February 2011	55
Alan You Lee(2)	Director	Sentient Consultant and VP, Finance and CFO of GSR	February 2011	52
Bradley Bunnett	President and Chief Operating Officer	President and COO of Natural Resources	June 2010	45
Robert Warneke(3)	Executive Director of Manufacturing of Natural Soda	Executive Director of Manufacturing of Natural Soda	August 2007	54
(1)	Indicates that the director may be considered “independent” in accordance with Section 803A of the NYSE Amex Equities Company Guide even though this guide is not applicable to the Company.
(2)	Indicates that Sentient recommended the director for nomination to the Board of Directors.
(3)	Mr. Warneke is an executive officer of Natural Soda, a wholly-owned subsidiary of Natural Soda Holdings, which is itself a wholly owned subsidiary of the Company.

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

Alan You Lee

Mr. You Lee has over 25 years’ experience gained in senior finance positions across a diversified range of industries.  Through his company, Toveloa Pty Limited, an Australian company, Mr. You Lee has served a consultant to Sentient since December 2008.  Prior to joining Sentient in 2008, he was at Macquarie Bank where he fulfilled several senior finance roles including as CFO of Macquarie Direct Investment, the private equity investment funds division.  Before that he was General Manager, Finance and Operations at Fuji International Finance Australia, the Australian subsidiary of the Fuji Bank, which specialized in project and corporate finance. Alan is a Chartered Accountant and holds a Bachelor of Commerce (Honours) degree from Rhodes University.  Mr. You Lee is also an officer of GSR.

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

Based solely on its review of the copies of the reports it received from persons required to file, the Company believes that during the period from July 1, 2009 through December 31, 2010, all filing requirements applicable to officers, directors, and greater-than-10% shareholders have been met in accordance with the requirements of Section 16(a), other than the following reports:

Name	Number of	Transactions Not	Known Failures to
	Late Reports	Timely Reported	File a Required Form
Alan De’ath	Three	Two	None
Paul-Henri Couture	One	None	None
Michel Marier	One	None	None
Bradley Bunnett	One	Two	None
Robert Warneke	One	None	None

ITEM 11.	EXECUTIVE COMPENSATION

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

Name and Principal Position (a)	Year (b)	Salary (1) $ (c)	Bonus $ (d)	Stock Awards $ (e)	Option Awards $ (f)	Non-equity incentive plan compensation $ (g)	Non-qualified deferred compensation earnings $ (h)	All other compensation $ (i)	Total $ (j)

Bill H. Gunn President	2010	114,000	-0-	-0-	-0-	-0-	-0-	-0-	114,000
& Chief Executive Officer	2009	114,000	-0-	-0-	-0-	-0-	-0-	-0-	114,000

Robert van Mourik	2010	164,000	-0-	-0-	-0-	-0-	-0-	-0-	164,000
Chief Financial Officer	2009	164,000	-0-	-0-	-0-	-0-	-0-	-0-	164,000

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

Subsequently, for the six months ended December 31, 2010 the following compensation was paid:

Name and Principal Position (a)	(b)	Salary $ (c)	Bonus $ (d)	Stock Awards $ (e)	Option Awards $ (f)	Non-equity incentive plan compensation $ (g)	Non-qualified deferred compensation earnings $ (h)	All other compensation $ (i)	Total $ (j)

Bill H. Gunn President & Chief Executive Officer		107,000	-0-	-0-	-0-	-0-	-0-	-0-	107,000

Bradley F. Bunnett President & COO		80,000	-0-	-0-	-0-	125,350	-0-	-0-	205,530

Robert van Mourik Chief Financial Officer		82,000	-0-	-0-	-0-	-0-	-0-	-0-	82,000

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

Name (a)	Year	Fees earned or paid in cash $ (b)	Stock Awards $ (c)	Option Awards $ (d)	Non-equity incentive plan compensation $ (e)	Non-qualified deferred compensation earnings $ (f)	All other compensation $ (g)	Total $ (h)

Neil E. Summerson	2010	20,000	-0-	18,013	-0-	-0-	-0-	38,013

Geoffrey C. Murphy	2010	20,000	-0-	18,013	-0-	-0-	-0-	38,013

J. Jeffrey Geldermann	2010	14,000	-0-	18,013	-0-	-0-	-0-	32,013
James V. Riley	2010	18,000	-0-	18,013	-0-	-0-	-0-	36,013
Robert C. Woolard	2010	14,000	-0-	18,013	-0-	-0-	-0-	32,013
Alan M. De’ath	2010	-0-	-0-	4,143	-0-	-0-	-0-	4,143

The following table shows the compensation paid to directors for the six months ended December 31, 2010:

Name (a)	Year	Fees earned or paid in cash $ (b)		Stock Awards $ (c)	Option Awards $ (d)	Non-equity incentive plan compensation $ (e)	Non-qualified deferred compensation earnings $ (f)	All other compensation $ (g)	Total $ (h)

Neil E.Summerson	2010	10,000		-0-	12,432	-0-	-0-	-0-	22,432
Geoffrey C. Murphy	2010	10,000		-0-	12,432	-0-	-0-	-0-	22,432
James V. Riley	2010	9,000		-0-	12,432	-0-	-0-	-0-	21,432
J. Jeffrey Geldermann	2010	7,000		-0-	12,432	-0-	-0-	-0-	19,432
Robert C. Woolard	2010	7,000		-0-	12,432	-0-	-0-	-0-	19,432
Alan M.De’ath	2010	7,000		-0-	33,150	-0-	-0-	-0-	40,150
Paul-Henri Couture	2010	7,000	*	-0-	-0-	-0-	-0-	-0-	7,000	*
Michel Marier	2010	7,000	*	-0-	-0-	-0-	-0-	-0-	7,000	*
* Paid to Sentient Asset Management Ltd

2010 Directors’ Incentive Plan

In June 2010, the Board of Directors adopted a plan by which each director (who is not an employee or officer) is granted:

•	an option to purchase 75,000 shares at a current market price upon joining the Board of Directors; and
•	an option to purchase 37,500 shares on July 1 of each year he remains a director

The options have a three-year term and are exercisable six months after the date of grant.

The following table summarizes information with respect to each non-executive director’s outstanding stock options at December 31, 2010.

	Option Awards
Name (a)	Number of securities underlying unexercised options # Exercisable (b)	Number of securities underlying unexercised options # Unexercisable (c)	Option exercise price $ (e)	Option expiration date (f)
Neil E. Summerson	37,500	-	0.88	6/30/11
	37,500	-	0.29	6/30/12
	37,500	-	0.37	6/30/13
Geoffrey C. Murphy	37,500	-	0.88	6/30/11
	37,500	-	0.29	6/30/12
	37,500	-	0.37	6/30/13
James V. Riley	37,500	-	0.88	6/30/11
	37,500	-	0.29	6/30/12
	37,500	-	0.37	6/30/13
Robert C. Woolard	37,500	-	0.88	6/30/11
	37,500	-	0.29	6/30/12
	37,500	-	0.37	6/30/13
J. Jeffrey Geldermann	37,500	-	0.88	6/30/11
	37,500	-	0.29	6/30/12
	37,500	-	0.37	6/30/13
Alan M. De’ath	75,000	-	0.37	6/22/13
	37,500	-	0.37	6/30/13

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

Natural Soda Holdings paid Sentient $790,846 for reimbursement of certain expenses and for providing management consultancy services related to Natural Soda Holdings’ business development activities in December 2009.  On June 30, 2010, Natural Soda Holdings paid $350,010 to Sentient to reimburse expenses paid in relation to oil shale research and investigations.  Natural Soda Holdings also made provision to pay Sentient $39,000 for reimbursement of other expenses.  In addition, Natural Soda Holdings made provision of $19,500 to pay Stephen Dunn, a Sentient associate, for consulting services.  In December 2010 it made a further provision of $321,369 to reimburse Sentient for additional expenses.

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

Reimbursement Agreement

On June 30, 2010, Natural Soda Holdings entered into a Cost Reimbursement Agreement (the “Reimbursement Agreement”) with SGL.  Pursuant to the Reimbursement Agreement, Natural Soda Holdings agreed to reimburse SGL for services provided by SGL to Natural Soda Holdings and Natural Soda and for the cost of goods and services provided by third parties to or for the benefit of Natural Soda Holdings and Natural Soda but billed to SGL, as discussed below at “Corporate Loans – Loans to Natural Resources”.

Consulting Agreement

On November 1, 2009, Natural Soda Holdings entered into a Consulting Agreement (the “Consulting Agreement”) with Toveloa Pty Limited, an Australian company controlled by Alan You Lee, an affiliate of SGL and Sentient, pursuant to which Mr. Lee agreed to provide certain consulting services to Natural Soda Holdings for $110,000 per year.  During the six months ended December 31, 2010 and the years ended June 30, 2010 and 2009, Toveloa earned $55,000, $110,000 and $60,217 in fees in accordance with the consulting agreement.

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

PART IV

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 Certain of the following exhibits are hereby incorporated by reference pursuant to Rule 12b-23 as promulgated under the Securities and Exchange Act of 1934, as amended, from the reports noted below:

Exhibit
Number                 Description

3.3(ff)	Amended and Restated Articles of Incorporation, filed June 30, 2010
3.4(gg)	Amendment to the Amended and Restated Articles of Incorporation, filed September 14, 2010
3.5	Amended and Restated Bylaws
10.8 (f)	First Amendment to Special Warranty Assignment, Royalty Reservation, and Minimum Royalty Payment between AmerAlia and E.E. Kinder Co.
10.9 (f)	Consulting Agreement between AmerAlia and E.E. Kinder Co.
10.10 (f)	U.S. Government Sodium Lease
10.11 (g)	Design/Build Contract with U.S. Filter Corp.
10.12 (b)	Amended and Restated Guaranty Agreement with the Jacqueline Badger Mars Trust
10.13 (d)	Second Amended and Restated Guaranty Agreement with the Jacqueline Badger Mars Trust
10.14 (c)	AmerAlia, Inc. 2001 Directors’ Incentive Plan
10.15 (c)	AmerAlia, Inc. 2001 Stock Option Plan
10.16 (h)	Third Amended and Restated Guaranty Agreement with the Jacqueline Badger Mars Trust
10.17 (i)	Fourth Amended and Restated Guaranty Agreement with the Jacqueline Badger Mars Trust
10.18 (i)	Guaranty Agreement – Messrs Woolard and O’Kieffe.
10.19 (j)	Asset Purchase Agreement between AmerAlia, Inc., Natural Soda, Inc., White River Nahcolite Minerals, LLC., and IMC Global, Inc. dated January 9, 2003.
10.19 (j)	Amendment dated February 10, 2003 to the Asset Purchase Agreement.
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

10.51 (z)	Promissory note for $300,000 issued to Sentient Global Resources Fund III, L.P.
10.52 (aa)	Restructuring Agreement between AmerAlia Parties and Sentient Entities dated September 25, 2008.
10.53 (bb)	Form of Letter Offer of Shares.
10.54 (cc)	Amendment to Restructuring Agreement between AmerAlia Parties and Sentient Entities dated October 31, 2008
10.55 (cc)	Shareholders Agreement between Natural Soda Holdings, Inc., AmerAlia, Inc. and Sentient USA Resources Fund L.P.
10.56 (dd)	Contribution Agreement made and entered into July 15, 2009, by and between Natural Soda Holdings, Inc., Sentient USA Resources Fund, LP, and AmerAlia, Inc.
10.57.1(ee)	Contribution Agreement made and entered into December 17, 2009, by and between Natural Soda Holdings, Inc., Sentient USA Resources Fund, LP, and AmerAlia, Inc.
10.57.2(ff)	Exchange Agreement and Plan of Reorganization, dated June 30, 2010
10.58 (ff)	License Agreement, dated June 30, 2010, including Amendment Number 1 to License Agreement.
10.59 (ff)	Reimbursement Agreement, dated June 29, 2010
10.60 (ff)	Consulting Agreement, dated November 1, 2009
10.61 (hh)	Termination Toveloa Consulting Agreement, dated March 21, 2011

21.1	Subsidiaries of the Registrant: Natural Soda Holdings, Inc., a Colorado corporation and its wholly owned subsidiary, Natural Soda, Inc., a Colorado corporation.
31.1	Certification of Chief Executive Officer filed pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer filed pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
(a)	Incorporated by reference from Natural Resources’ Form 10 General Registration Statement filed with the Commission on March 5, 1987.
(b)	Incorporated by reference from Natural Resources’ annual report on Form 10-K for the year ended June 30, 2000.
(c)	Incorporated by reference from Natural Resources’ Form 10-K for its year ended June 30, 2001.
(d)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of December 1, 2000.
(f)	Incorporated by reference from Natural Resources’ Form 10-K for its year ended June 30, 1995.
(g)	Incorporated by reference from Natural Resources’ Form 10-K for its year ended June 30, 1999.
(h)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of December 17, 2001.
(i)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of March 29, 2002.
(j)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of February 20, 2003.
(k)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of March 24, 2003.
(l)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of April 22, 2003.
(m)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of May 31, 2003.
(n)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of June 30, 2003.
(o)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of July 31, 2003.
(p)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of August 31, 2003.
(q)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of September 30, 2003.
(r)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of October 31, 2003.
(s)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of November 30, 2003.
(t)	Incorporated by reference from Natural Resources’ Form 10-QSB for its quarter ended December 31, 2003.
(v)	Incorporated by reference from Natural Resources’ Form 10-KSB for its year ended June 30, 2005.
(w)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of January 29, 2007.
(x)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of August 22, 2007.
(y)	Incorporated by reference from Natural Resources’ Form 10-KSB for its year ended June 30, 2006.
(z)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of June 24, 2008.
(aa)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of September 25, 2008.
(bb)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of October 13, 2008.
(cc)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of October 31, 2008.
(dd)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of July 15, 2009.
(ee)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of December 17, 2009.
(ff)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of June 30, 2010.
(gg)	Incorporated by reference from Natural Resources’ Form 8-K reporting an event of September 14, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURAL RESOURCES USA CORPORATION.

By:	/s/ Bill H. Gunn	Date: September 14, 2011
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

/s/ Bill H. Gunn	Chairman, CEO and Director	Date: September 14, 2011
Bill H. Gunn	(Principal Executive Officer)

/s/ Robert van Mourik	Chief Financial Officer, Secretary and Treasurer	Date: September 14, 2011
Robert C. J. van Mourik	(Principal Financial and Accounting Officer)

/s/ Neil E. Summerson	Director	Date: September 14, 2011
Neil E. Summerson

/s/ Geoffrey C. Murphy	Director	Date: September 14, 2011
Geoffrey C. Murphy

/s/ J. Jeffrey Geldermann	Director	Date: September 14, 2011
J. Jeffrey Geldermann

/s/ Alan M. De’ath	Director	Date: September 14, 2011
Alan M. De’ath

/s/ Paul-Henri Couture	Director	Date: September 14, 2011
Paul-Henri Couture

/s/ Leigh Hall	Director	Date: September 14, 2011
Leigh Hall

/s/ Wayne Richardson	Director	Date: September 14, 2011
Wayne Richardson

/s/ Alan You Lee	Director	Date: September 14, 2011
Alan You Lee