Form 10-Q
period 2011-06-30
Natural Resources USA Corp
filed 2011-10-20
CIK 811419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2011
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

As of October 3, 2011, the number of shares outstanding of the Company's $.01 par value common stock was 352,488,582

NATURAL RESOURCES USA CORPORATION

Index

NATURAL RESOURCES USA CORPORATION
Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$3,495,227	$4,165,028
Accounts receivable, net	4,282,406	3,890,699
Inventories	877,369	852,203
Prepaid expenses	196,268	124,034
Related party receivables	200,899	104,941
Deferred tax asset	76,000	76,400
Total Current Assets	9,128,169	9,213,305

FIXED ASSETS
Property, plant and equipment, net	15,943,532	13,217,274
Cavities and well development, net	9,439,113	10,062,553
Mineral leases	4,167,471	4,167,471
Total Fixed Assets	29,550,116	27,447,298

OTHER ASSETS
Water rights	3,150,582	3,150,582
Patents, net	16,183	17,859
Well and well development RSL	595,000	595,000
Equipment held and not yet in service	2,498,611	2,498,611
Deferred financing and acquisition costs, net	657,132	673,372
Rock School lease and reserves	3,300,000	3,300,000
Deposits and bonds	-	2,000
Restricted cash	1,388,758	1,371,390
Deferred tax asset, net	-	282,100
Total Other Assets	11,606,266	11,890,914

TOTAL ASSETS	$50,284,551	$48,551,517

The accompanying notes are an integral part of these consolidated financial statements

Index

NATURAL RESOURCES USA CORPORATION
Consolidated Balance Sheets (Continued)

	June 30, 2011	December 31, 2010
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,356,462	$1,453,489
Royalties payable	1,214,137	1,170,964
Accrued expenses	1,420,400	681,718
Accrued expenses due to related parties	53,012	337,672
Income taxes payable	815,653	173,976
Current portion of notes payable	10,061	9,869
Current portion of capital lease obligations	892	6,094
Current portion of asset retirement obligations	207,000	207,000
Total Current Liabilities	5,077,617	4,040,782

LONG TERM LIABILITIES
Notes payable	6,932	12,012
Deferred tax liabilities	93,700	-
Asset retirement obligations	1,560,005	1,554,582
Total Long Term Liabilities	1,660,637	1,566,594
TOTAL LIABILITIES	6,738,254	5,607,376

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; 700,000,000 shares authorized; 352,488,582 and 352,413,582 issued and outstanding, respectively	3,524,886	3,524,136
Additional paid-in capital	148,289,650	147,933,336
Accumulated deficit	(108,268,239)	(108,513,331)
Total Stockholders' Equity	43,546,297	42,944,141

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$50,284,551	$48,551,517

The accompanying notes are an integral part of these consolidated financial statements

Index

NATURAL RESOURCES USA CORPORATION
Consolidated Statements of Income
(Unaudited)

	For the Three Months ended June 30,
	2011	2010 (1)

REVENUES	$7,017,953	$6,202,708

COST OF GOODS SOLD, EXCLUDING DEPRECIATION	(4,444,938)	(3,779,758)

GROSS PROFIT, EXCLUDING DEPRECIATION	2,573,015	2,422,950

EXPENSES
General and administrative	1,293,798	1,291,769
Loss on impairment	-	227,500
Depreciation and amortization expense	587,623	416,283

Total Expenses	1,881,421	1,935,552

INCOME FROM OPERATIONS	691,594	487,398

OTHER INCOME (EXPENSE)
Interest income	347	-
Interest expense	(2,139)	(33,710)

Total Other Income (Expense)	(1,792)	(33,710)

INCOME BEFORE INCOME TAX EXPENSE	689,802	453,688

Income tax expense	(319,277)
Deferred income tax expense	(225,500)	-

NET INCOME	$145,025	$453,688

INCOME PER SHARE
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	352,461,082	69,472,806
Diluted	353,513,770	69,522,333

The accompanying notes are an integral part of these consolidated financial statements

(1)	Retrospectively adjusted for 2010 reorganization(see Note 1)

Index

NATURAL RESOURCES USA CORPORATION
Consolidated Statements of Income
(Unaudited)

	For the Six Months ended June 30,
	2011	2010 (1)

REVENUES	$12,986,130	$11,552,089

COST OF GOODS SOLD EXCLUDING DEPRECIATION	(7,875,500)	(7,222,261)

GROSS PROFIT EXCLUDING DEPRECIATION	5,110,630	4,329,828

EXPENSES
General and administrative	2,618,481	2,318,576
Impairment loss	-	227,500
Depreciation and amortization expense	1,165,320	881,377

Total Expenses	3,783,801	3,427,453

INCOME FROM OPERATIONS	1,326,829	902,375

OTHER INCOME (EXPENSE)
Interest income	729	-
Interest expense	(2,594)	(75,017)

Total Other Income (Expense)	(1,865)	(75,017)

INCOME BEFORE INCOME TAX EXPENSE	1,324,964	827,358

Income tax expense	(703,672)
Deferred income tax expense	(376,200)	-

NET INCOME	$245,092	$827,358

INCOME PER SHARE
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	352,437,201	67,874,469
Diluted	352,568,670	67,954,183

The accompanying notes are an integral part of these consolidated financial statements

(1)	Retrospectively adjusted for 2010 reorganization (see Note 1)

Index

NATURAL RESOURCES USA CORPORATION
Consolidated Statement of Stockholders' Equity
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2010	352,413,582	$3,524,136	$147,933,336	$(108,513,331)	$42,944,141

Fair value of options granted	-	-	357,064	-	357,064

Cashless exercise of options	75,000	750	(750)	-	-

Net income	-	-	-	245,092	245,092

Balance, June 30, 2011	352,488,582	$3,524,886	$148,289,650	$(108,268,239)	$43,546,297

The accompanying notes are an integral part of these consolidated financial statements

Index

NATURAL RESOURCES USA CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months ended June 30,
	2011	2010 (1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$245,092	$827,358
Adjustments to reconcile net income to net cash used in operating activities:
Fair value of options granted	357,064	4,144
Depreciation and amortization	1,165,320	881,377
Loss on impairment	-	227,500
Deferred taxes	376,200	-
Change in Operating Assets and Liabilities:
Accounts receivable	(487,665)	(321,691)
Inventory	(25,166)	324,878
Prepaid expenses	(72,234)	19,638
Accounts and royalties payable	(76,451)	(825,217)
Accrued expenses due to related parties	(284,660)	54,161
Accrued expenses	738,682	159,252
Income taxes payable	641,677	-

Net Cash Provided by Operating Activities	2,577,859	1,351,400

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted funds	(17,368)	(45,428)
Cavities and well development	(38,755)	(322,222)
Purchase of property and equipment	(3,181,447)	(493,408)

Net Cash Used in Investing Activities	(3,237,570)	(861,058)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of preferred shares	-	(27,500)
Payments on capital leases	(5,202)	(4,789)
Payments on debt	(4,888)	(240,110)

Net Cash Used in Financing Activities	(10,090)	(272,399)

NET CHANGE IN CASH	(669,801)	217,943

CASH AT BEGINNING OF PERIOD	4,165,028	6,100,434

CASH AT END OF PERIOD	$3,495,227	$6,318,377

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$55,245	$-
Interest paid	$2,594	$-

The accompanying notes are an integral part of these consolidated financial statements

(1)	Retrospectively adjusted for 2010 reorganization (see Note 1)

Index

NATURAL RESOURCES USA CORPORATION
Condensed Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 1 -	BASIS OF CONSOLIDATED FINANCIAL STATEMENT PRESENTATION

Natural Resources USA Corporation (“Natural Resources” or “the Company”), was formerly known as AmerAlia, Inc. (“AmerAlia”) which was originally incorporated as Computer Learning Software, Inc. under the laws of the State of Utah on June 7, 1983 and renamed AmerAlia, Inc. in January 1984.  Until October 31, 2008, AmerAlia owned 100% of Natural Soda Holdings, Inc. (“Natural Soda Holdings”) and Natural Soda Holdings owned 46.5% of Natural Soda, Inc. (“Natural Soda”).  On October 31, 2008 AmerAlia completed a restructuring agreement wherein AmerAlia and Natural Soda Holdings issued new equity in exchange for cash and the settlement of various debt obligations, when then enabled Natural Soda Holdings to acquire the 46.5% of Natural Soda previously owned by Sentient USA Resources Fund, LP (“Sentient”).  The end result was that as of October 31, 2008, AmerAlia owned 18% of the equity of Natural Soda Holdings which in turn owned 100% of the equity of Natural Soda.  On June 30, 2010 AmerAlia completed an exchange reorganization with Sentient whereby AmerAlia acquired 100% ownership of Natural Soda Holdings in exchange for the issuance of 286,119,886 shares of its Common Stock.    This last transaction was accounted for as a reorganization of entities under common control and all periods presented in these financial statements were retrospectively adjusted to consolidated Natural Soda Holdings.  All material inter-company accounts and transactions have been eliminated in the consolidation accounts.

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

The accompanying unaudited consolidated financial statements have been prepared by Natural Resources pursuant to the rules and regulations of the Securities and Exchange Commission. The interim consolidated financial statements include all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. These interim consolidated financial statements should be read in conjunction with Natural Resources’ most recent audited financial statements and notes thereto included in its Transition Report on Form 10-KT/A for the six months ended December 31, 2010.   Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.

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

During the first quarter of 2011 the Company became aware of an additional $81,000 of legal expenses that had not been accrued in the quarter ended December 31, 2010 as a result of invoices not being submitted timely for work in progress. The Company was not advised of the amount of the unbilled work in progress until after the filing of the Company’s filing on Form 10-KT for the six months ended December 31, 2010. This amount has been recognized in the quarter ended March 31, 2011.

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

As a result of applying ASC 718 to stock options granted to board members, the Company recorded expenses of $357,064 and $0 for the six months ended June 30, 2011 and 2010, respectively. These expenses are included in the selling, general and administrative amount in the statement of operations.  The Company will recognize an additional $2,213,817 of expenses related to the unvested options, evenly over the period ending January 18, 2014.

Under ASC 718, the Company estimated the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for each of the grants, respectively; dividend yield of zero percent for all years; expected volatility of 200%; risk-free interest rates of 2.5% and expected lives of 5.0 years.

On May 4, 2011, 150,000 options to subscribe for 150,000 shares of common stock held by two former directors of the Company were exchanged for 75,000 shares of restricted common stock under the cashless exercise provisions of the option agreements.  Options held to acquire 187,500 shares at $0.88 per share expired during the period ended June 30, 2011.

A summary of the status of the Company’s stock options as of June 30, 2011 and changes during the six months ended June 30, 2011 is presented below:

	Options, Warrants and SARs	Weighted Average Exercise Price
Outstanding December 31, 2010	675,000	$0.49
Granted	3,500,000	0.58
Expired/Cancelled	(187,500)	0.88
Exercised	(150,000)	0.33
Outstanding June 30, 2011	3,837,500	$0.56
Vested, June 30, 2011	337,500	$0.34

The following summarizes the exercise price per share and expiration date of the Company’s outstanding options and warrants to purchase the Company’s common stock at June 30, 2011:

Expiration Date	Price	Number

June 30, 2012	$0.29	112,500
June 21, 2013	$0.37	75,000
June 30, 2013	$0.37	150,000
January 18, 2016	$0.58	3,500,000
		3,837,500

Index

NOTE 3 –	RELATED PARTY TRANSACTIONS

We provide our executive officers with company credit cards for the purpose of paying company expenses incurred while travelling.  We have also advanced funds to GSR for travel expenses.  These charges are recorded as advances until claims for expenses are approved. The balance due from related parties was $200,899 at June 30, 2011 and $104,941 at December 31, 2010.

NOTE 4 –	INCOME TAXES

As disclosed in note 1, certain elections to file tax returns on a consolidated basis were not made. In accordance with ASC 740 income tax balances have been calculated on an individual company by company basis resulting in a consolidated effective tax rate of 81.50% which is higher than the statutory federal rate for the year of 35%. This difference is due to losses incurred by NRUC and NSHI for which tax benefits were not recognized given the inability to offset those losses against income earned by NSI. The tax expense represents the expense incurred on the discrete individual company operations of NSI. NSI’s individual company effective tax rate on the pre-tax income for the six-month period ended June 30, 2011 is 37.10%.  The current financial statements indicate a tax liability in the current period.  We intend to seek relief with the Internal Revenue Service which, if granted, would allow us to file consolidated tax returns to reduce or eliminate tax provisions and payments required by filing on an individual basis.

NOTE 5 –	SUBSEQUENT EVENTS

On July 1, 2011 options to subscribe for 112,500 shares at $0.61 per share were granted to three non-executive directors in accordance with the provisions of the 2010 Directors’ Incentive Plan/ The options vest on January 2, 2012 and expire on June 30, 2014.

The Company intends, subject to satisfactory financing arrangements being made, to enter into an agreement with a third party contractor to provide design, project management, supervision, procurement, construction, testing, and start up services in connection with a planned expansion of the Company’s production facilities.  As the financing arrangements have not yet been confirmed, the Company has not completed the agreement; however, in order to enable some progress to be made, the Company entered into the following two interim agreements:

1.	On July 6, 2011 the Company paid the contractor $150,000 to undertake preliminary engineering work, and
2.	On August 4, 2011 the Company agreed paid the contractor $2,570,000 representing the first milestone payment achieved as though the anticipated agreement had been signed

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

Index

Revenues were $7,017,953 for the quarter ended June 30, 2011, an increase of 13.1% on revenues of $6,202,708 for the comparable period in the prior year, on sales of 35,895 tons and 32,159 tons in each of the respective periods, an increase of 11.6%.  While our revenue per ton increased 1.4%, our cost of goods sold excluding depreciation per ton increased by 5.4%.  The actual cost of goods sold excluding depreciation increased to $4,444,938 from $3,779,758 in the prior period, an increase of 17.6%.   Consequently, gross profit excluding depreciation increased 6.2% from $2,422,950 in the prior period to $2,573,015 in the quarter ended June 30.  Gross profit excluding depreciation per ton sold decreased by 4.9%.

Revenues were $12,986,130 for the six months ended June 30, 2011, an increase of 12.4% on revenues of $11,552,089 for the comparable period in the prior year, on sales of 66,098 tons and 58,028 tons in each of the respective periods, an increase of 13.9%.  While our revenue per ton decreased 1.3%, our cost of goods sold excluding depreciation per ton decreased by 4.3%.  The actual cost of goods sold excluding depreciation increased to $7,875,500 from $7,222,261 in the prior period, an increase of 9.0%.   Consequently, gross profit excluding depreciation increased 18.0% from $4,329,828 in the prior period to $5,110,630 in the six months ended June 30.  Gross profit excluding depreciation per ton sold increased by 3.6%.

As a consequence of the completion of the reorganization in June 2010, general and administrative costs increased significantly over the prior period for a variety of reasons including various professional fees including fees paid to investigate the oil shale research activities, development of our water rights, investigation of a prospective joint venture and other various consulting fees, increased corporate travel, and board and shareholder meeting expenses.  General and administrative costs increased to $2,618,481 for the six months ended June 30, 2011 from $2,318,576 in the prior period, an increase of 12.9%. General and administrative costs for the three months ended June 30, 2011 were $1,293,798, a 0.2% increase on $1,291,769 in the prior period.

As a result of the higher levels of production and increased investment in our well fields and additional acquisitions of property, plant and equipment, depreciation and amortization expenses increased by 41.2% for the three months ended June 30, 2011, compared to the prior period, from $416,283 to $587,623. The resulting income from operations for the three months was $691,594, an increase of 41.9% over the prior period’s income from operations of $487,398.  Interest expense was reduced from $33,710 to $2,139 reflecting the repayment of our factoring facility.

Index

Depreciation and amortization expenses increased by 32.9% for the six months ended June 30, 2011, compared to the prior period, from $881,377 to $1,165,320 as a consequence of the much higher level of production and increased investment in our well fields and further acquisitions of property, plant and equipment. This represents an increase of 16.1% on a per ton basis. The resulting income from operations for the six months was $1,326,829, an increase of 47% over the prior period’s income from operations of $902,375.  Interest expense was reduced from $75,017 to $2,594 reflecting the repayment of our factoring facility.

Consequently, after recognizing current and deferred tax expenses totaling $544,777, net income after tax was $145,025 for the three months ended June 30, 2011, a 68% decrease on the $453,688 earned in the comparable prior period in which no provision for tax expense was recognized.  For the six month period current and deferred tax expense totaled $1,079,872 resulting in after tax income of $245,092 compared to net income of $827,358 for the prior period.  Income tax expense has been calculated on each of our companies on a single entity basis given the need to file tax returns on non-consolidated basis. We intend to seek relief with the Internal Revenue Service which, if granted, would allow us to file consolidated tax returns and could reduce or eliminate tax provisions and payments required by filing on an individual basis.

Liquidity and Capital Resources

During this six month period we invested $3,181,447 on purchasing property and equipment and $38,755 on our cavities.  In addition, we increased our accounts receivable by $487,665, inventory by $25,166, prepaid expenses by $72,234, reduced accounts and royalties payable by $76,451, accrued expenses due to related parties by $284,660, increased restricted cash by $17,368 and reduced capital leases and debt by $10,090.  We increased our provisions for accrued expenses by $738,682 and income taxes payable by $641,677.  We used $376,200 to increase our deferred tax assets.  As a result, we reduced our cash by $669,801 to a balance of $3,495,227 at the end of the period.

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

Under the terms of a Licence Agreement Natural Soda Holdings entered into with Peter Cassidy, an officer and director of Sentient, as discussed more fully in our annual report, Natural Soda Holdings is obliged to commission and to pay for a research program related to its application for a RD&D oil shale lease.  In September 2010, Natural Soda Holdings contracted with Monash University of Australia to have Monash perform research on oil shale. This basic research supports our efforts to investigate potential solutions to develop petroleum products from the oil shale.  The research at Monash is integral to our oil shale project and is designed to test concepts that may later be used on-site should we gain full approval from the BLM of our RD&D application. We expect to spend approximately $500,000 this year to fund the Monash research program.

Index

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements for either Natural Resources, Natural Soda Holdings or Natural Soda that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. . Natural Soda sometimes enters into contracts of supply for the purchase of natural gas in order to secure supplies at fixed prices for up to 75% of anticipated requirements Natural Soda takes delivery of all natural gas purchased and considers them to be normal purchases of natural gas for accounting purposes.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated our internal controls and concluded that our disclosure controls and procedures were not effective as of June 30, 2011 as a result of the material weaknesses in our internal control over financial reporting as discussed below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of June 30, 2011, we did not maintain effective controls over the preparation of its tax returns and determination of its tax provisions for accounting purposes.

Specifically:

~~●~~
We did not maintain an effective control environment that recognized the differences between financial accounting and taxation accounting and ensured access to personnel with appropriate experience to properly prepare taxation returns.

●	We did not maintain sufficient controls to ensure our tax returns were filed accurately and on a consistent basis.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Index

Our plan is to create an effective control environment around the preparation of the tax returns and the computation of tax provisions, tax expense, deferred tax assets, income tax liability and net income to provide for the accuracy of our financial reporting:

●	We will appoint tax advisors who have expertise in US mining tax regulations.

●	We will introduce new internal control procedures to review tax returns filed by us to ensure tax returns are complete and accurate.

●
In addition, due to certain missed elections in order to file our tax returns on a consolidated basis, we intend to seek relief from the Internal Revenue Service which, if granted, would allow us to re-consolidate our previously filed tax returns.

●	We will improve the quality and quantity of the tax training provided to our CFO and accounting staff.

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

Management believes the foregoing efforts will effectively remediate these material weaknesses.  As we continue to evaluate and work to improve our internal control over financial reporting, management may take additional measures to address control deficiencies or modify the remediation plan described above.

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

As of June 30, 2011, Natural Soda is the applicant in the following cases pending in the Water Court:

●	Water Division No. 5: Case No. 1998CW315,

On April 23, 2011, the Water Division No. 6 Water Court entered decrees granting the applications filed by Natural Soda in Case Nos. 2010CW11, 2010CW12, 2010CW13, 2010CW14, 2010CW32, and 2010CW34.  On April 25, 2011, the Water Division No. 6 Water Court entered decrees granting the applications filed by Natural Soda in Case Nos. 2010CW10, and 2010CW33.

As of June 30, 2011, Natural Soda has filed a statement of opposition in the following cases pending in Water Division No. 5; Case Numbers:

●	2003CW282 - Exxon Mobile Corporation,
●	2003CW309 - Encana Oil & Gas (USA), Inc.,
●	2003CW318 - Encana Oil & Gas (USA), Inc.,
●	2004CW110 - Shell Frontier Oil & Gas, Inc.,
●	2005CW285 - Exxon Mobile Corporation,
●	2005CW294 - Exxon Mobile Corporation,
●	2006CW263 - Exxon Mobile Corporation,
●	2006CW265 - Exxon Mobile Corporation,
●	2007CW242 - Puckett Land Company,
●	2007CW253 - XTO Energy Inc.,
●	2007CW254 - Williams Production RMT Company,
●	2008CW182 - EnCana Oil and Gas (USA), Inc.,
●	2008CW199 – Exxon and
●	2008CW203 - Exxon.

As of June 30, 2011, Natural Soda has filed a statement of opposition in the following cases pending in Water Division No. 6; Case Numbers:

●	2010CW27 - YZ Ranch
●	2010CW29 - Shell Frontier Oil & Gas (USA), Inc.

Natural Soda has entered into a stipulation with Shell Frontier Oil & Gas (USA), Inc. for the settlement of Case No. 2010CW29, but no final judgment has been entered in the case.  Of the cases in which Natural Soda has filed a statement of opposition, a case that may particularly affect Natural Soda’s interests is Shell Frontier Oil & Gas, Inc.’s application in Case No. 2004CW110 to move a water right from a tributary of the White River to a point on the White River lower down river than the diversion point for Natural Soda’s White River direct pumping rights. If Shell were to be successful in their application, it might adversely impact the value of our White River water rights. We intend to vigorously oppose this application.

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

ITEM 2:         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 18, 2011 options to subscribe for 875,000 shares of common stock at $0.58 per share were granted to each of Mr. Bill H. Gunn, Mr. Robert van Mourik, Mr. Bradley F. Bunnett and Mr. Robert Warneke.  One third of the options vest on each of the first, second and third anniversaries of the date of grant and expire on January 18, 2016.

On May 4, 2011 150,000 options to subscribe for 150,000 shares of common stock held by two former directors of the Company were exchanged for 75,000 shares of restricted common stock under the cashless exercise provisions of the option agreements.  Options they each held to acquire 37,500 shares at $0.88 per share expired on May 9, 2011 under the provisions of the 2010 Directors’ Incentive Plan.

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