Form 10-Q
period 2011-09-30
Natural Resources USA Corp
filed 2011-11-14
CIK 811419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2011
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

As of November 4, 2011, the number of shares outstanding of the Company's $.01 par value common stock was 352,488,582.

NATURAL RESOURCES USA CORPORATION

Index

NATURAL RESOURCES USA CORPORATION
Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$2,076,073	$4,165,028
Accounts receivable, net	3,815,629	3,890,699
Inventories	757,631	852,203
Prepaid expenses	266,409	124,034
Related party receivables	139,887	104,941
Deferred tax asset	76,000	76,400
Total Current Assets	7,131,629	9,213,305

FIXED ASSETS
Property, plant and equipment, net	18,477,938	13,217,274
Cavities and well development, net	9,384,159	10,062,553
Mineral leases	4,167,471	4,167,471
Total Fixed Assets	32,029,568	27,447,298

OTHER ASSETS
Water rights	3,150,582	3,150,582
Patents, net	15,345	17,859
Well and well development RSL	595,000	595,000
Equipment held and not yet in service	2,498,611	2,498,611
Deferred financing and acquisition costs, net	644,139	673,372
Rock School lease and reserves	3,300,000	3,300,000
Deposits and bonds	-	2,000
Restricted cash	1,388,758	1,371,390
Deferred tax asset, net	-	282,100
Total Other Assets	11,592,435	11,890,914

TOTAL ASSETS	$50,753,632	$48,551,517

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
Accounts payable	$974,186	$1,453,489
Royalties payable	1,651,499	1,170,964
Accrued expenses	1,266,807	681,718
Accrued expenses due to related parties	96,605	337,672
Income taxes payable	1,222,647	173,976
Current portion of notes payable	10,160	9,869
Current portion of capital lease obligations	-	6,094
Current portion of asset retirement obligations	207,000	207,000
Total Current Liabilities	5,428,904	4,040,782

LONG TERM LIABILITIES
Notes payable	4,355	12,012
Deferred tax liabilities	93,700	-
Asset retirement obligations	1,441,268	1,554,582
Total Long Term Liabilities	1,539,323	1,566,594
TOTAL LIABILITIES	6,968,227	5,607,376

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; 700,000,000 shares authorized; 352,488,582 issued and outstanding	3,524,886	3,524,136
Additional paid-in capital	148,523,889	147,933,336
Accumulated deficit	(108,263,370)	(108,513,331)
Total Stockholders' Equity	43,785,405	42,944,141

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$50,753,632	$48,551,517

The accompanying notes are an integral part of these consolidated financial statements

Index

NATURAL RESOURCES USA CORPORATION
Consolidated Statements of Income
(Unaudited)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2011	2010 (1)	2011	2010 (1)

REVENUES	$6,540,627	$6,377,273	$19,526,757	$17,929,362

COST OF GOODS SOLD, EXCLUDING DEPRECIATION	3,806,535	3,606,210	11,682,035	10,828,471

GROSS PROFIT, EXCLUDING DEPRECIATION	2,734,092	2,771,063	7,844,722	7,100,891

EXPENSES
General and administrative	1,677,745	1,283,603	4,296,226	3,602,179
Impairment loss	-	-	-	227,500
Depreciation and amortization expense	580,020	508,530	1,745,340	1,389,907

Total Expenses	2,257,765	1,792,133	6,041,566	5,219,586

INCOME FROM OPERATIONS	476,327	978,930	1,803,156	1,881,305

OTHER INCOME (EXPENSE)
Interest income	240	-	969	-
Interest expense	(1,698)	(20,978)	(4,292)	(95,995)

Total Other Income (Expense)	(1,458)	(20,978)	(3,323)	(95,995)

INCOME BEFORE INCOME TAX EXPENSE	474,869	957,952	1,799,833	1,785,310

Tax expense	470,000	-	1,549,872	-

NET INCOME	$4,869	$957,952	$249,961	$1,785,310

INCOME PER SHARE
Basic	$0.00	$0.00	$0.00	$0.01
Diluted	$0.00	$0.00	$0.00	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	352,488,582	352,413,582	352,454,516	163,763,108
Diluted	352,723,354	352,476,874	353,360,271	163,840,708

The accompanying notes are an integral part of these consolidated financial statements

(1)      Retrospectively adjusted for 2010 reorganization (see Note 1)

Index

NATURAL RESOURCES USA CORPORATION
Consolidated Statement of Stockholders' Equity
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2010	352,413,582	$3,524,136	$147,933,336	$(108,513,331)	$42,944,141

Fair value of options granted	-	-	591,303	-	591,303

Cashless exercise of options	75,000	750	(750)	-	-

Net income	-	-	-	249,961	249,961

Balance, September 30, 2011	352,488,582	$3,524,886	$148,523,889	$(108,263,370)	$43,785,405

The accompanying notes are an integral part of these consolidated financial statements

Index

NATURAL RESOURCES USA CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months ended September 30,
	2011	2010 (1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$249,961	$1,785,310
Adjustments to reconcile net income to net cash from operating activities:
Fair value of options granted	591,303	53,872
Depreciation and amortization	1,745,340	1,389,907
Loss on impairment	-	227,500
Deferred taxes	376,200	-
Change in Operating Assets and Liabilities:
Accounts receivable	40,124	(516,952)
Inventory	94,572	324,083
Prepaid expenses	(142,375)	(30,505)
Accounts and royalties payable	(152,033)	(790,880)
Accrued expenses due to related parties	(241,067)	313,047
Accrued expenses	585,089	221,792
Income taxes payable	1,048,671	-

Net Cash Provided by Operating Activities	4,195,785	2,977,174

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted funds	(17,368)	(75,770)
Cavities and well development	(346,926)	(988,295)
Purchase of property and equipment	(5,906,986)	(940,565)

Net Cash Used in Investing Activities	(6,271,280)	(2,004,630)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of preferred shares	-	(27,500)
Proceeds from the issuance of debt	-	(1,647,587)
Payments on capital leases	(6,094)	(6,281)
Payments on debt	(7,366)	-

Net Cash Used in Financing Activities	(13,460)	(1,681,368)

NET CHANGE IN CASH	(2,088,955)	(708,824)

CASH AT BEGINNING OF PERIOD	4,165,028	6,100,434

CASH AT END OF PERIOD	$2,076,073	$5,391,610

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$91,798	$-
Interest paid	$3,565	$20,978

The accompanying notes are an integral part of these consolidated financial statements

 (1)      Retrospectively adjusted for 2010 reorganization (see Note 1)

Index

NATURAL RESOURCES USA CORPORATION
Condensed Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 1 -	BASIS OF CONSOLIDATED FINANCIAL STATEMENT PRESENTATION

Natural Resources USA Corporation (“Natural Resources” or “the Company”) was formerly known as AmerAlia, Inc. (“AmerAlia”) which was originally incorporated as Computer Learning Software, Inc. under the laws of the State of Utah on June 7, 1983 and renamed AmerAlia, Inc. in January 1984.  Until October 31, 2008, AmerAlia owned 100% of Natural Soda Holdings, Inc. (“Natural Soda Holdings”) and Natural Soda Holdings owned 46.5% of Natural Soda, Inc. (“Natural Soda”).  On October 31, 2008 AmerAlia completed a restructuring agreement wherein AmerAlia and Natural Soda Holdings issued new equity in exchange for cash and the settlement of various debt obligations, which then enabled Natural Soda Holdings to acquire the 46.5% of Natural Soda previously owned by Sentient USA Resources Fund, LP (“Sentient”).  The end result was that as of October 31, 2008, AmerAlia owned 18% of the equity of Natural Soda Holdings which in turn owned 100% of the equity of Natural Soda.  On June 30, 2010 AmerAlia completed an exchange reorganization with Sentient whereby AmerAlia acquired 100% ownership of Natural Soda Holdings in exchange for the issuance of 286,119,886 shares of its Common Stock.    This last transaction was accounted for as a reorganization of entities under common control and all periods presented in these financial statements were retrospectively adjusted to consolidate Natural Soda Holdings.  All material inter-company accounts and transactions have been eliminated in the consolidation accounts.

On March 15, 2011, Sentient exchanged all its 334,074,381 shares of Natural Resources common stock and its limited right to subscribe for 5,500,000 additional shares of Natural Resources common stock for shares of Green SEA Resources Inc. (“GSR”) common stock.  GSR, a private corporation majority owned and controlled by Sentient, now owns 94.8% of Natural Resources’ common stock. On August 8, 2011, GSR filed a Schedule 13E-3 with the Securities and Exchange Commission to disclose its intent to take the Company private pursuant to a short form merger (“Merger”) under the Utah Revised Business Corporation Act.  The terms of the Merger are described in more detail in the transaction statement filed as Exhibit (a)(1) to the Schedule 13E-3 filed by GSR on August 8, 2011, subsequently amended on October 21, 2011.

The accompanying unaudited consolidated financial statements have been prepared by Natural Resources pursuant to the rules and regulations of the Securities and Exchange Commission. The interim consolidated financial statements include all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. These interim consolidated financial statements should be read in conjunction with Natural Resources’ most recent audited financial statements and notes thereto included in its Transition Report on Form 10-KT/A for the six months ended December 31, 2010.   Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.

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

During the first quarter of 2011 the Company became aware of an additional $81,000 of legal expenses that had not been accrued in the quarter ended December 31, 2010 as a result of invoices not being submitted timely for work in progress.  In addition, the amount of the unbilled work in progress was not advised to the Company until after the filing of the Company’s filing on Form 10-KT for the six months ended December 31, 2010. This amount has been recognized in the quarter ended March 31, 2011.

The Company has evaluated subsequent events and concluded that no significant subsequent events require disclosure

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

As a result of applying ASC 718 to stock options granted to members of the Board of Directors and certain members of management, the Company recorded expenses of $591,303 and $53,872 for the nine months ended September 30, 2011 and 2010, respectively. These expenses are included in the general and administrative amount in the statement of income.  The Company will recognize an additional $20,595 in the quarter ended December 31, 2011 and $1,999,578 of stock-based compensation expense related to the unvested options, evenly over the period ending January 18, 2014.

On August 31, 2011 the Company agreed to accelerate the vesting of all outstanding options immediately prior to the effective date of the Merger.  If the Company does accelerate the vesting it will recognize up to $2,020,173 of stock-based compensation expense at the time of acceleration.

Under ASC 718, the Company estimated the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for each of the grants, respectively; dividend yield of zero percent for all years; expected volatility of 200%; risk-free interest rates of 2.5% and expected lives of 5.0 years.

On May 4, 2011, 150,000 options held by two former directors of the Company were exchanged for 75,000 shares of restricted common stock under the cashless exercise provisions of the option agreements.  Options held to acquire 187,500 shares at $0.88 per share expired during the period ended June 30, 2011.

A summary of the status of the Company’s stock options as of September 30, 2011 and changes during the nine months ended September 30, 2011 is presented below:

	Options, Warrants and SARs	Weighted Average Exercise Price

Outstanding December 31, 2010	675,000	$0.49
Granted	3,612,500	$0.58
Expired/Cancelled	(187,500)	$0.88
Exercised	(150,000)	$0.33
Outstanding September 30, 2011	3,950,000	$0.56

Vested, September 30, 2011	337,500	$0.34

Index

The following summarizes the exercise price per share and expiration date of the Company’s outstanding options and warrants to purchase the Company’s common stock at September 30, 2011:

Expiration Date	Price	Number

June 30, 2012	$0.29	112,500
June 21, 2013	$0.37	75,000
June 30, 2013	$0.37	150,000
June 30, 2014	$0.61	112,500
January 18, 2016	$0.58	3,500,000
		3,950,000

NOTE 3 -	RELATED PARTY TRANSACTIONS

We provide our executive officers with company credit cards for the purpose of paying company expenses incurred while travelling.  We have also advanced funds to GSR for travel expenses.  These charges are recorded as advances until claims for expenses are approved. The balance due from related parties was $139,887 at September 30, 2011 and $104,941 at December 31, 2010.

NOTE 4 -	INCOME TAXES

As disclosed in Note 1, certain elections to file tax returns on a consolidated basis were not made. In accordance with ASC 740 income tax balances have been calculated on an individual company by company basis resulting in a consolidated effective tax rate of 86.1% which is higher than the statutory federal rate for the year of 35%. This difference is due to losses incurred by NRUC and NSHI for which tax benefits were not recognized given the inability to offset those losses against income earned by NSI. The tax expense represents the expense incurred on the discrete individual company operations of NSI. NSI’s individual company effective tax rate on the pre-tax income for the nine-month period ended September 30, 2011 is 36%.  The current interim consolidated financial statements indicate a tax liability in the current period.  We intend to seek relief with the Internal Revenue Service which, if granted, would allow us to file consolidated tax returns to reduce or eliminate tax provisions and payments required by filing on an individual company basis.

Index
.
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

Our business is to identify and develop natural resource assets.  Natural Resources USA Corporation’s (“Natural Resources”) direct subsidiary, Natural Soda Holdings, Inc. (“Natural Soda Holdings”), and its wholly-owned subsidiary, Natural Soda, Inc. (“Natural Soda”), own significant natural sodium bicarbonate resources utilized for the recovery and production of various sodium bicarbonate products.

Natural Soda Holdings and Natural Soda own Bureau of Land Management (“BLM”) leases in the Piceance Creek Basin covering very large deposits of naturally occurring sodium bicarbonate called nahcolite.  Natural Soda’s business is to produce and sell natural sodium bicarbonate, commonly known as baking soda, for use in a wide variety of products and activities. Natural Soda’s immediate objectives are, firstly, to be a low cost producer of sodium bicarbonate and to leverage that low cost advantage to achieve superior profit margins; and secondly, to profitably utilize its water assets.

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

Sodium Bicarbonate Sales and Revenue Performance

We are currently utilizing three wells to source sodium bicarbonate and we have obtained  BLM and Environmental Protection Agency (“EPA”) approval for a fourth well which we expect to drill in 2012.  Consequently, we believe we have sufficient capability to meet sales orders for the foreseeable future. Our new boiler constructed at a cost of approximately $4.4 million has been commissioned and is performing according to specification. We expect our greater ability to heat the underground well fields from the new boiler will increase the supply of brine to our plant and enable us to increase production even more.  We anticipate that in 2011 our plant’s output will exceed its name plate capacity of 125,000 tons per year for the first time.   The BLM increased our authorized recovery of sodium bicarbonate to 250,000 tons per year in 2010 in anticipation of our proposed plant expansion.  The existing boilers will be retained as back up units.  We have also entered into an agreement with a third party contractor to provide design, project management, supervision, procurement, construction, testing, and start up services in connection with a planned expansion of the Company’s production facilities. The following diagram demonstrates the continuing growth in our sales since the quarter ended September 30, 2009.  The first quarter of the year is traditionally a period of slower sales activity reflecting normal purchasing trends in certain market segments.

Index

Revenues were $6,540,627 for the quarter ended September 30, 2011, an increase of 2.6% on revenues of $6,377,273 for the comparable period in the prior year, on sales of 33,442 tons and 32,895 tons in each of the respective periods, an increase of 1.7%.  While our revenue per ton increased 0.99%, our cost of goods sold excluding depreciation per ton increased by 3.8%.  The actual cost of goods sold excluding depreciation increased to $3,806,535 from $3,606,210 in the prior period, an increase of 5.6%. Consequently, gross profit excluding depreciation decreased 1.3% from $2,771,063 in the prior period to $2,734,092 in the quarter ended September 30, 2011.  Gross profit excluding depreciation per ton sold decreased by 2.9%.

Revenues were $19,526,757 for the nine months ended September 30, 2011, an increase of 8.9% on revenues of $17,929,362 for the comparable period in the prior year, on sales of 99,540 tons and 90,923 tons in each of the respective periods, an increase of 9.5%.  While our revenue per ton decreased 0.5%, our cost of goods sold excluding depreciation per ton decreased by 1.5%.  The actual cost of goods sold excluding depreciation increased to $11,682,035 from $10,828,471 in the prior period, an increase of 7.9%.   Consequently, gross profit excluding depreciation increased 10.5% from $7,100,891 in the prior period to $7,844,722 in the nine months ended September 30, 2011.  Gross profit excluding depreciation per ton sold increased by 0.9%.

As a consequence of the completion of the reorganization in June 2010, general and administrative costs increased significantly over the prior period for a variety of reasons including various professional fees including fees paid to investigate the oil shale research activities, development of our water rights, investigation of a prospective joint venture and other various consulting fees, increased corporate travel, and board and shareholder meeting expenses.  General and administrative costs increased to $4,296,226 for the nine months ended September 30, 2011 from $3,602,179 in the prior period, an increase of 19.3%. General and administrative costs for the three months ended September 30, 2011 were $1,677,745, a 30.7% increase on $1,283,603 in the prior period.

Index

As a result of the higher levels of production and increased investment in our well fields and additional acquisitions of property, plant and equipment, depreciation and amortization expense increased by 14.1% for the three months ended September 30, 2011, compared to the prior period, from $580,020 to $508,530. The resulting income from operations for the three months was $476,327, a decrease of 51.3% over the prior period’s income from operations of $978,930.  Interest expense for the three months was reduced from $20,978 to $1,698 reflecting the repayment of our factoring facility.

Depreciation and amortization expense increased by 25.6% for the nine months ended September 30, 2011, compared to the prior period, from $1,389,907 to $1,745,340 as a consequence of the much higher level of production and increased investment in our well fields and further acquisitions of property, plant and equipment. This represents an increase of 14.7% on a per ton basis. The resulting income from operations for the nine months was $1,803,156, an decrease of 4.2% over the prior period’s income from operations of $1,881,305.  Interest expense was reduced from $95,995 to $4,292 reflecting the repayment of our factoring facility.

Consequently, after recognizing tax expense totaling $470,000, net income after tax was $4,869 for the three months ended September 30, 2011, a 99.5% decrease on net income after tax of $957,952 for the three months ended September 30, 2010.  For the nine month period tax expense totaled $1,549,872 resulting in after tax income of $249,961 compared to net income of $1,785,310 for the prior period.  Income tax expense has been calculated on each of our companies on a single entity basis given the need to file tax returns on non-consolidated basis. We intend to seek relief with the Internal Revenue Service which, if granted, would allow us to file consolidated tax returns to reduce or eliminate tax provisions and payments required by filing on an individual company basis.

Liquidity and Capital Resources

During the nine months ended September 30, 2011 we invested $5,906,986 on purchasing property and equipment and $346,926 on our well cavities.  In addition, we decreased our accounts receivable by $40,124, decreased inventory by $94,572, increased prepaid expense by $142,375, reduced accounts and royalties payable by $152,033, reduced accrued expenses due to related parties by $241,067, increased restricted cash by $17,368 and reduced capital leases and debt by $13,460.  We increased our provisions for accrued expenses by $585,089 and income taxes payable by $1,048,671.  We used $376,200 to increase our deferred tax assets.  As a result, we reduced our cash by $2,088,955 to a balance of $2,076,073 at the end of the period.

As discussed above, Natural Soda has installed an upgraded boiler and heat transfer system designed to support additional production volume from the existing well field and production facility at a cost of $4.4 million.  The new system will service a proposed second line of crystallizers. We have also entered into an agreement with a third party contractor to provide design, project management, supervision, procurement, construction, testing, and start up services in connection with a planned expansion of our production facilities. On July 6, 2011 we paid the contractor $150,000 to undertake preliminary engineering work, and on August 4, 2011 a further $2,570,000 representing the first milestone payment achieved as though the anticipated agreement had been signed.

Under the terms of a Licence Agreement Natural Soda Holdings entered into with Peter Cassidy, an officer and director of Sentient USA Resources Fund, LP (“Sentient”), as discussed more fully in our annual report, Natural Soda Holdings is obliged commission and to pay for a research program related to its application for a RD&D oil shale lease.  In September 2010, Natural Soda Holdings contracted with Monash University of Australia (“Monash”) to have Monash perform research on oil shale. This basic research supports our efforts to investigate potential solutions to develop petroleum products from the oil shale.  The research at Monash is integral to our oil shale project and is designed to test concepts that may later be used on-site should we gain full approval from the BLM of our RD&D application. We expect to spend approximately $500,000 this year to fund the Monash research program.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated our internal controls and concluded that our disclosure controls and procedures were not effective as of September 30, 2011 as a result of the material weaknesses in our internal control over financial reporting discussed below and which we are currently remediating.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of June 30, 2011, we did not maintain effective controls over the preparation of its tax returns and determination of our tax provisions for accounting purposes.

Specifically:

●
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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Our plan is to create an effective control environment around the preparation of the tax returns and the computation of tax provisions, tax expense, deferred tax assets, income tax liability and net income to provide for the accuracy of our financial reporting:

●	We have appointed tax advisors who have expertise in US mining tax regulations.

●	We have introduced new internal control procedures to review tax returns filed by the Company ensure tax returns are complete and accurate.

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

Management believes the foregoing efforts will effectively remediate these material weaknesses.  As we continue to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above.

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

As of September 30, 2011, Natural Soda is the applicant in the following cases pending in the Water Court:

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

As of September 30, 2011, Natural Soda has filed a statement of opposition in the following cases pending in Water Division No. 5; Case Numbers:

●	2003CW282 - Exxon Mobile Corporation,
●	2003CW309 - Encana Oil & Gas (USA), Inc.,
●	2003CW318 - Encana Oil & Gas (USA), Inc.,
●	2004CW110 - Shell Frontier Oil & Gas, Inc.,
●	2005CW285 - Exxon Mobile Corporation,
●	2005CW294 - Exxon Mobile Corporation,
●	2006CW263 - Exxon Mobile Corporation,
●	2006CW265 - Exxon Mobile Corporation,
●	2007CW242 - Puckett Land Company
●	2007CW253 - XTO Energy Inc.,
●	2007CW254 - Williams Production RMT Company,
●	2008CW182 - EnCana Oil and Gas (USA), Inc.,
●	2008CW199 – Exxon and
●	2008CW203 - Exxon.

As of September 30, 2011, Natural Soda has filed a statement of opposition in the following cases pending in Water Division No. 6; Case Numbers:

●	2010CW27 - YZ Ranch
●	2010CW29 - Shell Frontier Oil & Gas (USA), Inc

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

Index

Numerous water users, including Natural Soda, filed a complaint in the District Court in and for Water Division No. 1 in Case No. 2010CW89, and other Water Divisions, requesting judicial review of actions of the State Engineer related to a rulemaking preceding that resulted in the adoption of the Produced Nontributary Ground Water Rules, 2 CCR 402-17.  Natural Soda is participating in this case to ensure that its water rights will not be adversely affected.

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

On May 4, 2011 150,000 options held by two former directors of the Company were exchanged for 75,000 shares of restricted common stock under the cashless exercise provisions of the option agreements.  Options they each held to acquire 37,500 shares at $0.88 per share expired on May 9, 2011 under the provisions of the 2010 Directors’ Incentive Plan.  On July 11, 2011 options to subscribe for 112,500 shares at $0.61 per share were granted to three non-executive directors in accordance with the provisions of the 2010 Directors’ Incentive Plan. The options vest on January 2, 2012 and expire on June 30, 2014.

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

Date: November 14, 2011	NATURAL RESOURCES USA CORPORATION

	By:	/s/ Robert C.J. van Mourik
Robert C. J. van Mourik
Chief Financial Officer